Form 10QSB
period 2001-09-30
CIRCLE GROUP INTERNET INC
filed 2001-11-14
CIK 1052257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-QSB

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                        Commission file number: 000-27841

                           CIRCLE GROUP INTERNET INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    ILLINOIS                         36-4197173
        (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)          Identification No.)

                  1011 CAMPUS DRIVE, MUNDELEIN, ILLINOIS 60060
                    (Address of Principal Executive Offices)

                                 (847) 549-6002
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes    No  X
                                   ---    ---

The registrant has a single class of common stock, of which there are 19,848,935 shares issued and outstanding as of November 1, 2001


         Transitional Small Business Disclosure Format (Alternative 2):
                                  Yes X  No
                                     ---   ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

               CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Unaudited)
                           September 30, 2001




                                 ASSETS
Current Assets
  Cash and Cash Equivalents                                               $  1,190,478
  Accounts Receivable                                                          102,699
  Interest Receivable and Others                                                10,000
  Employee Loans and Advances                                                   40,492
  Inventories                                                                   38,667
                                                                          ------------
    Total Current Assets                                                     1,382,336
                                                                          ------------

Property and Equipment, net                                                  1,108,616
                                                                          ------------

Other Assets
  Long-Term Investments                                                        512,000
  Available-for-sale Securities                                                306,673
  Notes Receivable, net of allowance for loan
   losses of $100,000                                                          750,000
  Deposits and Other Assets                                                     44,773
  Software Development Costs, net of accumulated
   amortization of $2,603                                                       49,465
  Goodwill, net of accumulated amortization
   of $4,824                                                                    27,336
                                                                          ------------
    Total Other Assets                                                       1,690,247
                                                                          ------------

TOTAL ASSETS                                                              $  4,181,199
                                                                          ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities,
  Accounts Payable and Accrued Expenses                                   $    271,950

Long-Term Liabilities,
  Deferred Revenue                                                             200,490
                                                                          ------------

    Total Liabilities                                                          472,440
                                                                          ------------

Stockholders' Equity
  Common Stock, $.00005 par value; 50,000,000
   shares authorized; 19,852,935 shares issued
   and outstanding                                                                 993
  Additional Paid-in Capital                                                18,433,689
  Treasury Stock, at cost                                                      (11,269)
  Accumulated Deficit                                                      (14,521,327)
  Accumulated other comprehensive loss                                        (193,327)
                                                                          ------------
    Total Stockholders' Equity                                               3,708,759
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  4,181,199
                                                                          ============


The accompanying notes are an integral part of these financial statements.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unuadited)



                                                                  For Three Months ended                For Nine Months ended
                                                                        September 30,                        September 30,
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------

Revenues
  Products                                                    $    182,403       $    307,002       $    422,951       $    900,114
  Services                                                           3,251            178,199             22,976            484,014
                                                              ------------       ------------       ------------       ------------
    Total Revenues                                                 185,654            485,201            445,927          1,384,128
                                                              ------------       ------------       ------------       ------------

Cost of Revenues
  Products                                                         140,681            225,887            339,610            644,771
  Services                                                         226,137            437,993            713,487          1,268,013
                                                              ------------       ------------       ------------       ------------
    Total Costs of Revenues                                        366,818            663,880          1,053,097          1,912,784

Selling, General and Administrative Expenses                     1,522,344            793,961          3,069,240          2,696,850
                                                              ------------       ------------       ------------       ------------

    Total Costs and Expenses                                     1,889,162          1,457,841          4,122,337          4,609,634
                                                              ------------       ------------       ------------       ------------

Loss from Operations                                            (1,703,508)          (972,640)        (3,676,410)        (3,225,506)
                                                              ------------       ------------       ------------       ------------

Other Income (Expenses)
  Other Income                                                       5,678                  0              8,358              2,259
  Interest Income                                                   81,531             69,141            181,959            346,554
  Recovery of Bad Debt                                             200,000                  0            200,000                  0
  Loss on Disposal of Assets                                             0               (117)                 0               (117)
  Interest Expense                                                       0             (8,230)                 0            (34,227)
                                                              ------------       ------------       ------------       ------------
    Total Other Income                                             287,209             60,794            390,317            314,469


Net Loss                                                      $ (1,416,299)      $   (911,846)      $ (3,286,093)      $ (2,911,037)
                                                              ============       ============       ============       ============

Loss per Share - Basic and Diluted                            $      (0.07)      $      (0.05)      $      (0.17)      $      (0.15)
                                                              ============       ============       ============       ============

Weighted Average Number of Shares                               19,852,935         19,789,360         19,846,321         19,784,693
                                                              ============       ============       ============       ============



The accompanying notes are an integral part of thse financial statements.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                               For Nine Months ended
                                                                                    September 30,
                                                                             2001                 2000
                                                                         -----------           -----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                               $(3,286,093)          $(2,911,037)
  Adjustments to reconcile net loss to net
   cash used in operations:
   Depreciation and Amortization                                             196,566               173,270
   Amortization of Loan Origination Fee                                            0              (116,364)
   Provision for Credit Losses                                              (200,000)              400,000
   Noncash Expenses                                                          184,995               210,000
   Other noncash adjustments                                                       0                (2,259)
   Loss on Disposal of Investments                                             2,559                   117
   Impairment of Investments                                               1,000,000                     0
   (Increase) Decrease in:
     Accounts Receivable                                                     (28,669)                2,462
     Interest Receivable, Deposits and Other Assets                           86,262              (875,520)
     Inventories                                                                   0               (24,249)
     Investments - Stock Received for Services                             1,043,758             1,080,000
   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                  (293,057)               17,296
     Deferred Revenue                                                     (1,043,758)           (1,080,000)
                                                                         -----------           -----------

Net Cash used in Operating Activities                                     (2,337,437)           (3,126,284)
                                                                         -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee Loans and Advances                                                  5,757                (9,044)
  Purchase of Property and Equipment                                        (228,305)             (129,582)
  Capitalized Software Development Costs                                     (52,068)                    0
  Advances for Notes Receivable                                                    0            (1,150,000)
  Payment received from Notes Receivable                                     200,000                     0
  Purchase of Investments                                                          0            (1,000,000)
  Proceeds from Sales of Investments                                          33,441                     0
  Closing of Certificate of Deposit                                                0             1,376,773
                                                                         -----------           -----------

Net Cash used in Investing Activities                                        (41,175)             (911,853)
                                                                         -----------           -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Payment of Line of Credit                                                        0              (800,000)
  on Note Payable to Shareholder                                                   0               (57,429)
                                                                         -----------           -----------

Net Cash used in Financing Activities                                              0              (857,429)
                                                                         -----------           -----------

NET DECREASE IN CASH                                                      (2,378,612)           (4,895,566)

CASH BALANCE AT BEGINNING OF PERIOD                                        3,569,090             8,820,024
                                                                         -----------           -----------

CASH BALANCE AT END OF PERIOD                                              1,190,478           $ 3,924,458
                                                                         ===========           ===========



The accompanying notes are an integral part of these financial statements.


                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                               For Nine Months ended
                                                                                    September 30,
                                                                             2001                 2000
                                                                         -----------           -----------


SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                    0           $    38,001
                                                                         ===========           ===========
  Income Taxes paid (refund)                                                 (84,179)          $   793,594
                                                                         ===========           ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock for:
    Employee Compensation                                                    100,000           $   210,000
    Legal and Professional Fees                                               84,995                     0
                                                                         -----------           -----------
                                                                             184,995           $   210,000
                                                                         ===========           ===========

  Treasury stock acquired for an employee loan                                     0           $    11,269
                                                                         ===========           ===========

  Conversion of note receivable and interest
   receivable into investment:
     Note Receivable                                                               0           $ 2,000,000
     Interest Receivable                                                           0               113,096
                                                                         -----------           -----------
                                                                                   0           $ 2,113,096
                                                                         ===========           ===========

  An employee loan incurred for a disposal of asset:
     Book value of asset                                                           0           $       817
     Loss on Disposal of asset                                                     0                  (117)
                                                                         -----------           -----------
                                                                                   0           $       700
                                                                         ===========           ===========



                  CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Circle Group Internet Inc. and subsidiaries (the "Company") is an Internet company with e-finance, business consulting, e-tailer and software development divisions.

A summary of significant accounting policies follows.

Presentation of Interim Information

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted unless significant changes have occurred since the Form 10-SB was filed. The accompanying financial statements and notes thereto should be read in conjunction with the Company's Form 10-SB.

New Accounting Standards

In June 2001, Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 is effective for the Company for the fiscal quarter beginning July 1, 2001. The impact of this statement is dependent on future acquisition activity.

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 15, 2001, with early adoption permitted for entities with Fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 is effective for the Company for the fiscal quarter beginning January 1, 2002. The Company has not yet quantified the impact of adopting this statement on its financial position or results of its operations.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards (Continued)

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued effective for all related transactions occurring after March 31, 2001. The statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new statement, while largely including the provisions of SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosure. The statement was effective for the Company for the fiscal quarter beginning April 1, 2001 and the Company believes the adoption will not have a significant impact on its financial position.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued effective for all fiscal periods beginning after June 15, 1999. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" was issued to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued further amending SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statements were effective for the Company for the fiscal quarter beginning January 1, 2001 and the Company believes the adoption will not have a significant impact on its financial position.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the Retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 the statement will have a material impact on the Company's financial. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards (Continued)

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

NOTE 2  - AVAILABLE-FOR-SALE SECURITIES

On February 20, 2001, the Company converted its Series A 8% Cumulative Convertible Preferred Stock investment into 90,198 common shares of Startech Environmental Corp. The stock has been registered in a 1933 Act registration statement. The common stock trades on the NASDAQ Small Cap trading system under the symbol "STHK." The Company classifies this investment as "Available for Sale" and the security is marked to market on a quarterly basis.

                                               Gross
                           Amortized         Unrealized         Fair
                             Cost              Losses           Value
                           ---------        -----------       ---------

Equity Securities          $ 500,000        $ (193,327)       $ 306,673


NOTE 3 - LONG-TERM INVESTMENTS

The Company owns 533,333 shares of an associated non-public telecommunications company. There is no market for its shares. The company previously valued the holding at $2,000,000, which equated the price at which the shares were selling in concurrent private placements when acquired. The associated company has ceased operations. At September 30, 2001 the Company reduced the value of this holding to $0, to recognize this loss, which is included under the caption "selling, general and administrative expenses" in the income statement.

Pursuant to a settlement agreement, the Company returned all of the shares of another associated non-public company to recover a note receivable of $200,000 plus accrued interest. The associated company was valued at $43,758 on the Company's June 30, 2001 unaudited financial statements. (See Note 5).

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMPREHENSIVE LOSS

The components of the Company's comprehensive loss are as follows:


                                              Three Months ended                        Nine Months ended
                                                 September 30,                            September 30,
                                          2001                  2000                2001                 2000
                                       -----------          -----------          -----------          -----------

Net Loss                               $(1,416,299)         $  (911,846)         $(3,286,093)         $(2,911,037)
Unrealized Gain (Loss) on
  available for sale securities           (131,689)                  --             (193,327)                  --
                                       -----------          -----------          -----------          -----------
Comprehensive Loss                     $(1,547,988)         $  (911,846)         $(3,479,420)         $(2,911,037)



Due to the Company's net loss for each of the periods presented above, there are no tax effects allocated to any components of comprehensive net loss for each of the periods.


NOTE 5 - NOTES RECEIVABLE

In August of 2001, the Company entered into a settlement agreement with an associated company. The associated company agreed to repay the entire principal amount and all accrued interest owed on a prior bridge loan made by the Company. In return, the Company agreed to return to the associated company all shares of the common stock of the associated company owned by the Company. On July 27, 2001, the Company received an interest payment of $38,340 from the associated company on the note receivable that brought the interest owed current at that date. On August 14, 2001, the Company received a principal and interest payment of $220,958 on the note receivable, which represents payment in full on the note. The note receivable was previously fully reserved for losses.

On August 31, 2001, the Company received an interest payment of $3,333 on a note receivable that is fully reserved for losses. If interest on this note had been accrued at its original rate, such income would have approximated $834 as of September 30, 2001.


NOTE 6 - NONCASH FINANCING ACTIVITIES

During the nine months ended September 30, 2001, the Company issued 20,000 shares of common stock at $5 per share to employees as a signing bonus. The entire amount of $100,000 was charged to operations.

The Company also issued 16,999 shares of common stock to a consultant as partial payment for professional services rendered. The fair value of the stock at the time of issuance was $5 per share. The total amount of $84,995 was charged to operations.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended September 30, 2001 and 2000 was $0.07 and $0.05, respectively. Basic net loss per share for nine months ended September 30, 2001 and 2000 is $0.17 and $0.15, respectively. Net loss per share does not include options and warrants, as they would be anti-dilutive in 2001 and 2000 due to the net loss in those periods.



                                                   Three Months ended                     Nine Months ended
                                                     September 30,                           September 30,
                                               2001                2000                2001                2000
                                           ------------        ------------        ------------        ------------
Numerator:
  Net Loss                                 $ (1,416,299)       $   (911,846)       $ (3,286,093)       $ (2,911,037)
                                           ------------        ------------        ------------        ------------
Denominator:
  Weighted average of common Shares          19,852,935          19,789,360          19,846,321          19,784,693
                                           ------------        ------------        ------------        ------------

Basic and Diluted net loss per share       $      (0.07)       $      (0.05)       $      (0.17)       $      (0.15)
                                           ============        ============        ============        ============


NOTE 8 - SEGMENT INFORMATION

Description of products and services from reportable segments:

The Company organizes its business units into four reportable segments: e-finance, business consulting, e-tailer and software development.


Measurement of segment profit or loss and segment assets:

Circle Group Internet reviews the operating companies income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Intersegment transactions: Intersegment transactions are recorded at cost.

Factors management used to identify the reportable segments:

Circle Group Internet's reportable segments consist of a wholly owned distributor of pillows, blankets and other bedding products to airlines, hospitals and other commercial and institutional customers and an investment banking subsidiary that is a fully licensed broker-dealer with activities focused on the internet sector and, more generally, on issuers who seek to market their stock offerings to investors with a technology interest.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SEGMENT INFORMATION (Continued)


The software development subsidiary produces and markets a patent-pending digital rights management (DRM) system that guides consumers to register and authorize access to multimedia content and commercial software via the Internet when utilizing the material on their computers.

Summarized financial information of the Company's results by operating segment is as follows:



                                            For Three Months ended                   For Nine Months ended
                                                   September 30,                         September 30,
                                           2001                 2000                2001                 2000
                                       -----------          -----------          -----------          -----------

Net Revenue:
  E-Finance                            $         0          $   173,479          $         0          $   426,744
  Business Consulting                        3,251                4,720               22,976               57,270
  E-tailer                                 182,403              307,002              422,951              900,114
  Software Development                          --                   --                   --                   --
                                       -----------          -----------          -----------          -----------
                                       $   185,654          $   485,201          $   445,927          $ 1,384,128
                                       ===========          ===========          ===========          ===========
Operating Income (Loss):
  E-Finance                            $(1,005,730)         $   166,575          $(1,011,282)         $    (3,561)
  Business Consulting                     (713,811)          (1,196,085)          (2,445,560)          (3,405,883)
  E-tailer                                  27,290               57,406               39,689              185,546
  Software Development                     (10,721)                  --             (257,649)                  --
                                       -----------          -----------          -----------          -----------
                                       $(1,702,972)         $  (972,104)         $(3,674,802)         $(3,223,898)
                                       ===========          ===========          ===========          ===========
Net Income(Loss) Before Taxes:
  E-Finance                            $  (713,916)         $   209,002          $  (644,586)         $   158,945
  Business Consulting                     (721,409)          (1,172,312)          (2,432,555)          (3,252,149)
  E-tailer                                  30,283               52,000               50,305              183,775
  Software Development                     (10,721)                  --             (257,649)                  --
                                       -----------          -----------          -----------          -----------
                                        (1,415,763)            (911,310)          (3,284,485)          (2,909,429)
  Amortization of Goodwill                    (536)                (536)              (1,608)              (1,608)
                                       -----------          -----------          -----------          -----------
Consolidated net loss before
Income Taxes                           $(1,416,299)         $  (911,846)         $(3,286,093)         $(2,911,037)
                                       ===========          ===========          ===========          ===========



                                                    September 30,
Total Assets:                                2001                 2000
                                         -----------          -----------
  E-Finance                              $ 1,241,338          $ 6,588,054
  Business Consulting                      2,432,526            8,388,066
  E-Tailer                                   457,870              355,911
  Software                                    49,465                   --
                                         -----------          -----------
                                         $ 4,181,199          $15,332,031
                                         ===========          ===========

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMPLIANCE WITH THE INVESTMENT COMPANY ACT OF 1940

The staff of the investment management division of the Securities and Exchange Commission has notified the Company that it may be deemed an "investment company" under the Investment Company Act of 1940. The Investment Company Act of 1940 restricts the operations of companies that are deemed to be "investment companies". The Company has accepted restricted securities as compensation for consulting services. The amount of securities accepted as compensation may result in the Company being deemed an "investment company", which would require it to register as an investment company or elect to be treated as a business development company under the Investment Company Act, both of which are inconsistent with its business model. If the Company is unable to comply with the restrictions imposed by the Investment Company Act, it would be required to restructure its operations, which could have a detrimental impact on its business. Circle Group is currently restructuring its holdings so as not to be deemed an "investment company."

NOTE 10 - LEGAL PROCEEDINGS

In September 2000, CGI Capital, Inc. entered into an introducing agreement with an associated company, whereby CGI Capital would be paid a commission based on total capital raised from all introductions made by CGI Capital to the associated company. Introductions by CGI Capital resulted in approximately $3,000,000 being raised for the associated company. In May 2001, CGI Capital filed a formal complaint against the associated company and certain of its principals for unpaid compensation due to the Company in connection with the capital raise. The complaint asks that CGI Capital, Inc. be compensated with approximately $180,000 in cash for unpaid commissions and approximately 265,000 options to purchase the common stock of the associated company.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Circle Group Internet Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, and legislative/regulatory changes, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

BACKGROUND

Circle Group is an Internet company with e-finance, business consulting, e-tailer, and software development divisions. Our business is built around the common theme of Internet-based operations.

We believe that the growth of the digital marketplace over the past few years has created unprecedented business opportunities. We believe that, while some dot.com companies have grown, very few have profited, and fewer still have created business models that allow for sustained growth and profitability. As competition intensifies, business and consumer e-commerce customers become more demanding of their suppliers, resulting in more expensive financing and an increased level of difficulty in obtaining funding.

Under our unique business model, a partnership is created with the entrepreneurs to assist them in many aspects of their business. The specialized mentor-oriented services offered by our eMentor Capital(TM) business model differ from traditional methods by empowering entrepreneurs rather than controlling them.

SUMMARY OF FINANCIAL RESULTS

Total assets decreased by approximately $4.6 million to $4,181,199 at September 30, 2001 from $8,812,439 at December 31, 2000. The decrease in total assets resulted primarily from the permanent impairment of an investment in one of our portfolio companies and operating expenses for that period.

Total equity decreased by approximately $3.3 million to $3,708,759 at September 30, 2001, from $7,003,184 at December 31, 2000. The decrease in equity was due to the net loss for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Our revenues decreased approximately 61.74% for the three months ended September 30, 2001 from the three months ended September 30, 2000. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                               Three months ended September 30,
                                   2001               2000
                                 ---------------------------

     Business Consulting         $  3,251           $  4,720
     E-Finance                         --            173,479
     E-tailer                     182,403            307,002
     Software Development              --                 --
      Total Revenues             $185,654           $485,201

The Company's gross revenues decreased due to unfavorable conditions for private capital raising activities and a decline in product orders from the air and rail travel sectors.

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $728,383 or approximately 91.74% to $1,522,344 for the three months ended September 30, 2001 from the three months ended September 30, 2000. This increase is primarily attributable to a non-cash charge to operating expense due to the permanent impairment of an investment in an associated company that has ceased operations. Had this permanent impairment not been required, total operating expense would have actually decreased by $271,617.

Other income (expenses)

Other income (expenses) for the three months ended September 30, 2001 included $81,531 in interest income as compared to $60,911 in net interest income for the comparable period in fiscal 2000.

Other income for the three months ended September 30, 2001 also included $200,000 for the recovery of a note receivable that had previously been fully reserved for.

Net loss

We reported a net loss of $1,416,299 for the three months ended September 30, 2001 as compared to a net loss of $911,846 for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Our revenues decreased approximately 67.78% for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                  Nine months ended September 30,
                                        2001           2000
                                        ----           ----
        Business Consulting         $   22,976     $   21,144
        E-Finance                           --        426,744
        E-tailer                       422,951        900,114
        Software Development                --             --
           Total Revenues           $  445,927     $1,384,128

The Company's gross revenues decreased due to unfavorable conditions for private capital raising activities and a general decline in product orders from the air and rail travel sectors.

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Operating expenses increased by $372,390, or approximately 13.8%, for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. This increase is primarily attributable to a non-cash charge to operating expense due to the permanent impairment of an investment in an associated company that has ceased operations. Had this permanent impairment not been required, total operating expense would have actually decreased by $627,610.

Other income (expenses)

Other income (expenses) for the nine months ended September 30, 2001 included $181,959 in interest income as compared to $312,327 in net interest income for the comparable period in fiscal 2000. Other income for the three months ended September 30, 2001 also included $200,000 for the recovery of a note receivable that had previously been fully reserved for.

Net loss

We reported a net loss of $3,286,093 for the nine months ended September 30, 2001 as compared to a net loss of $2,911,037 for the nine months ended September 30, 2000.

FISCAL YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1999

Revenues

Our revenues increased approximately 4.9% for the fiscal year ended December 31, 2000 from the fiscal year ended December 31, 1999. The following table provides a breakdown of the revenues for our companies for the periods indicated:

                               Fiscal Years Ended December 31,
                                  2000                 1999
                                  ----                 ----

    Business Consulting        $   53,270          $  316,570
    E-Finance                     426,735             111,684
    E-tailer                    1,048,992           1,028,640
    Software Development               --                  --
      Total Revenues           $1,528,992          $1,456,894

The Company's gross revenues increased due to a shift in our divisional revenue mix from a business consulting emphasis to a concentration in our fee based financing and capital raising operation. Revenues from our E-tailer division remained constant.

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Operating expenses increased $2,171,466, or approximately 58.31%, for the fiscal year ended December 31, 2000 from the fiscal year ended December 31, 1999. This increase is primarily attributable to an increase in the Impairment loss on investments in associated companies of $1,885,586 for the fiscal year ended December 31, 2000 compared to the fiscal year ended December 31, 1999.

Other income (expenses)

Other income (expenses) for the fiscal year ended December 31, 2000 included approximately $408,587 in net interest income as compared to approximately $348,636 in net interest income for the comparable period in fiscal 2000.

Net loss

We reported net loss of $6,226,525 for the fiscal year ended December 31, 2000 as compared to a net loss of $3,833,748 for the fiscal year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had working capital of $1,110,386, a decrease of $3,665,007 from September 30, 2000. At September 30, 2001, our cash on hand decreased to $1,190,478 from $3,924,458 at September 30, 2000.

Reflected on our balance sheet at September 30, 2001 is a $750,000 note receivable bearing interest at 8 percent (8%) per annum payable quarterly in arrears. This amount represents a loan we have made to one of our associated companies. Payments on the note are current.

Also reflected on our balance sheet at September 30, 2001 is $200,490 of deferred revenue. This amount represents the value of non-marketable equity securities received by us in lieu of cash for business consulting services.

Net cash used by operating activities was $2,337,437 for the nine months ended September 30, 2001 as compared to net cash used by operating activities of $3,126,284 for the nine months ended September 30, 2000.

Net cash used by investing activities was $41,175 for the nine months ended September 30, 2001, compared to $911,853 for the nine months ended September 30, 2000.

Net cash used by financing activities was $0 for the nine months ended September 30, 2001 compared to $857,429 for the nine months ended September 30, 2000.

We have primarily funded our operations through the sale of our common stock. Other than our working capital we do not presently have any additional sources of liquidity. However, we believe our existing resources are sufficient to fund our current operations during the next 12 months.

SPECIAL CAPITAL CONSIDERATIONS OF CGI CAPITAL

CGI Capital, a wholly-owned subsidiary of Circle Group must follow the SEC's Uniform Net Capital Rule, Rule 15c3-1, which is designed to measure the financial integrity and liquidity of a broker-dealer, and the minimum net capital deemed necessary to meet its commitments to its customers. Rule 15c3-1 provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items as calculated by the rule. As of this date, CGI Capital is required to maintain a minimum net capital of $5,000. As of September 30, 2001, it had net capital in excess of the minimum net capital required of $113,064. The minimum net capital required is based upon the nature of CGI Capital's broker-dealer business. If CGI Capital remains principally engaged in the offer and sale of private placement securities, then its net capital requirements remain at $5,000.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING
FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are made by us based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting Circle Group will be those anticipated by management, and there are a number of factors that could adversely affect Circle Group's future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth below:

Ability to Obtain Additional Financing. Circle Group does not anticipate that its revenues in the foreseeable future will be sufficient to fulfill its business plan without the need for additional capital. Therefore, we need to raise additional funds to finance our operations, fund expansion and respond to competitive pressures. There can be no assurance that we will be able to obtain additional financing, if needed, on acceptable terms, or at all.

Competitive and Rapidly Changing Marketplace. There is significant competition in the e-finance, business consulting e-tailer, and software development divisions in which the Company conducts its business. In addition, the market for our business is rapidly changing and there are many uncertainties. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. These competitors may be able to devote substantially more resources to developing their business than we may. Our ability to compete depends upon a number of factors within and outside our control, including market conditions, the capital raising environment and industry acceptance of our web development services and software products.

Dependence on Intellectual Property. Our success depends in part on our ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent us from obtaining technology of others and could otherwise adversely affect our operating results, cash flows, financial position or business, as could expenses incurred by us in enforcing our intellectual property rights against others or defending against claims that our product infringe the intellectual property rights of others.

Key Personnel. Our future success depends to a significant extent on the continued services of senior management and other key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which we engage is intense. If we fail to hire and retain a sufficient number of qualified employees, our business can be adversely affected.

         Factors unrelated to our operating performance, including economic and business conditions; the loss of significant customers; the outcome of future litigation and market conditions could also adversely affect our operating results.


                                     PART II
                                OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits



            Exhibit No.                        Description
            -----------                        -----------
                2.1              Articles of Incorporation of Circle Group Internet Inc. [Incorporated by reference to
                                 Exhibit 2.1 to Circle Group's Form 1-A (SEC File No. 24-3874)]
                2.2              Bylaws of Circle Group Internet Inc. [Incorporated by reference to Exhibit 2.2 to Circle
                                 Group's Form 1-A (SEC File No. 24-3874)]
                3.1              Specimen Certificate for Common Stock [Incorporated by reference to Exhibit 3.1 to Circle
                                 Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]
                6.1              Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to
                                 Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]
                6.2              Arthur Tanner Employment Agreement [Incorporated by reference to Exhibit 6.2 to Circle
                                 Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]
                6.3              Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to
                                 Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]
                6.4              Dana Dabney Employment Agreement [Incorporated by reference to Exhibit 6.4 to Circle
                                 Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]
                6.5              Addendum to Gregory J. Halpern's Employment Agreement [Incorporated by reference to
                                 Exhibit 6.5 to Circle Group's Registration Statement on Form 10-SB (SEC File
                                 No. 000-27841)]
                6.6              Circle Group Internet Inc. 1999 Stock Option Plan [Incorporated by reference to
                                 Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB (SEC File
                                 No. 000-27841)]
                6.7              Industrial Lease Agreement between CLO Enterprises and Circle Group Internet Inc. dated
                                 May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration
                                 Statement on Form 10-SB (SEC File No. 000-27841)]
                6.8              Industrial Lease Agreement between CLO Enterprises and Circle Group Internet Inc. dated
                                 June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration
                                 Statement on Form 10-SB (SEC File No. 000-27841)]



         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CIRCLE GROUP INTERNET INC.
                                                (Registrant)


Date:  November 14, 2001
                                                By: /s/ Gregory J. Halpern,
                                                   -----------------------------------------------------------
                                                   Gregory J. Halpern, President and Chief Executive
                                                   Officer



                                                By: /s/ Arthur C. Tanner,
                                                   -----------------------------------------------------------
                                                   Arthur C. Tanner, Chief Financial Officer



                                                 By: /s/  James H. Schneider,
                                                    -----------------------------------------------------------
                                                    James H. Schneider, Principal Accounting Officer

