Form 10QSB/A
period 2001-09-30
CIRCLE GROUP INTERNET INC
filed 2002-02-07
CIK 1052257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                  FORM 10-QSB/A

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


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
               registrant was required to file such reports), and
                       (2) has been subject to such filing
                       requirements for the past 90 days.
                                   Yes ____ No __X__

                   The registrant has a single class of common stock, of which there are 19,848,935 shares issued and outstanding as of November 1, 2001


         Transitional Small Business Disclosure Format (Alternative 2):
                                  Yes __X__ No ____

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Circle Group Internet, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB/A. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB/A and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, and legislative/regulatory changes, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB/A or to reflect the occurrence of unanticipated events.

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

SUMMARY OF FINANCIAL RESULTS

Total assets decreased by approximately $4.6 million to $3,669,199 at September 30, 2001 from $8,300,439 at December 31, 2000. The decrease in total assets resulted primarily from the permanent impairment of an investment in one of our portfolio companies and operating expenses for that period.

Total equity decreased by approximately $3.3 million to $3,397,249 at September 30, 2001, from $6,691,674 at December 31, 2000. The decrease in equity was due to the net loss for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Our revenues decreased approximately 61.74% for the three months ended September 30, 2001 from the three months ended September 30, 2000. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                           Three months ended September 30,
                                                 2001                2000
                                     --------------------- -----------------

        Business Consulting          $          3,251      $           4,720
        E-Finance                                   -                173,479
        E-tailer                              182,403                307,002
        Software Development                        -                      -
                                     ----------------      -----------------
           Total Revenues            $        185,654      $         485,201
                                     ================      =================

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

Other income (expenses)

Other income (expenses) for the three months ended September 30, 2001 included $81,531 in interest income as compared to $69,141 in net interest income for the comparable period in fiscal 2000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Our revenues decreased approximately 67.78% for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. The following table provides a breakdown of the revenues for our divisions for the periods indicated:
                                           Nine months ended September 30,
                                               2001                 2000
                                               ----                 ----

        Business Consulting            $         22,976      $          57,270
        E-Finance                                     -                426,744
        E-tailer                                422,951                900,114
        Software Development                          -                      -
                                       ----------------      -----------------
           Total Revenues              $        445,927      $       1,384,128
                                       ================      =================

The Company's gross revenues decreased due to unfavorable conditions for private capital raising activities and a general decline in product orders from the air and rail travel sectors.

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Operating expenses increased by $256,026, or approximately 9.1%, for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. This increase is primarily attributable to a non-cash charge to operating expense due to the permanent impairment of an investment in an associated company that has ceased operations. Had this permanent impairment not been required, total operating expense would have actually decreased by $743,974.

Other income (expenses)

Other income (expenses) for the nine months ended September 30, 2001 included $181,959 in interest income as compared to 346,554 in net interest income for the comparable period in fiscal 2000. Other income for the three months ended September 30, 2001 also included $200,000 for the recovery of a note receivable that had previously been fully reserved for.

Net loss

We reported a net loss of $3,286,093 for the nine months ended September 30, 2001 as compared to a net loss of $3,027,401 for the nine months ended September 30, 2000.

FISCAL YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1999

Revenues

Our revenues increased approximately 4.9% for the fiscal year ended December 31, 2000 from the fiscal year ended December 31, 1999. The following table provides a breakdown of the revenues for our companies for the periods indicated:

                                          Fiscal Years Ended December 31,
                                             2000                 1999
                                             ----                 ----

        Business Consulting          $         53,270      $         316,570
        E-Finance                             426,735                111,684
        E-tailer                            1,048,987              1,028,640
        Software Development                        -                      -
                                     ----------------      -----------------
           Total Revenues            $      1,528,992      $       1,456,894
                                     ================      =================

The Company's gross revenues increased due to a shift in our divisional revenue mix from a business consulting emphasis to a concentration in our fee based financing and capital raising operation. Revenues from our E-tailer division remained constant.

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Operating expenses decreased $1,397,392, or approximately 24.9%, for the fiscal year ended December 31, 2000 from the fiscal year ended December 31, 1999. This decrease is primarily attributable to a decrease in the impairment loss on investments in associated companies of $1,885,586 for the fiscal year ended December 31, 2000 compared to the fiscal year ended December 31, 1999.

Other income (expenses)

Other income (expenses) for the fiscal year ended December 31, 2000 included approximately $283,010 in net interest income as compared to approximately $346,900 in net interest income for the comparable period in fiscal 1999.

Net loss

We reported net loss of $4,654,399 for the fiscal year ended December 31, 2000 as compared to a net loss of $5,717,384 for the fiscal year ended December 31, 1999.

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

SPECIAL CAPITAL CONSIDERATIONS OF CGI CAPITAL

CGI Capital, a wholly-owned subsidiary of Circle Group, must follow the SEC's Uniform Net Capital Rule, Rule 15c3-1, which is designed to measure the financial integrity and liquidity of a broker-dealer, and the minimum net capital deemed necessary to meet its commitments to its customers. Rule 15c3-1 provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items as calculated by the rule. As of this date, CGI Capital is required to maintain a minimum net capital of $5,000. As of September 30, 2001, it had net capital in excess of the minimum net capital required of $113,064. The minimum net capital required is based upon the nature of CGI Capital's broker-dealer business. If CGI Capital remains principally engaged in the offer and sale of private placement securities, then its net capital requirements remain at $5,000.


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

Competitive and Rapidly Changing Marketplace. There is significant competition in the e-finance, business consulting, e-tailer, and software development divisions in which the Company conducts its business. In addition, the market for our business is rapidly changing and there are many uncertainties. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. These competitors may be able to devote substantially more resources to developing their business than we may. Our ability to compete depends upon a number of factors within and outside our control, including stock market performance, capital raising environment and industry acceptance for our web development services and software product.

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


                                  CIRCLE GROUP INTERNET INC.
                                  (Registrant)


Date:  February 7, 2002

                            By: /s/ Gregory J. Halpern
                                ------------------------------------------------
                                Gregory J. Halpern, President and
                                         Chief Executive Officer


                            By: /s/ Arthur C. Tanner
                                -----------------------------------------
                                Arthur C. Tanner, Chief Financial Officer



                            By: /s/ James H. Schneider
                                ----------------------------------------
                                James H. Schneider, Principal Accounting Officer

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2001

                                                               Restated
                                                              -----------

                              ASSETS
Current Assets
  Cash and Cash Equivalents                                   $ 1,190,478
  Accounts Receivable                                             102,699
  Interest Receivable and Others                                   10,000
  Employee Loans and Advances                                      40,492
  Inventories                                                      38,667
                                                              -----------
    Total Current Assets                                        1,382,336
                                                              -----------

Property and Equipment, net                                     1,108,616
                                                              -----------

Other Assets
  Available-for-sale Securities                                   306,673
  Notes Receivable, net of allowance for loan
   losses of $100,000                                             750,000
  Deposits and Others                                              44,773
  Software Development Costs, net of accumulated
   amortization of $2,603                                          49,465
  Goodwill, net of accumulated amortization
   of $4,824                                                       27,336
                                                              -----------
    Total Other Assets                                          1,178,247
                                                              -----------

TOTAL ASSETS                                                   $3,669,199
                                                              ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities,
  Accounts Payable and Accrued Expenses                       $   271,950

Long-Term Liabilities                                                  --
                                                              -----------

    Total Liabilities                                             271,950
                                                              -----------

Stockholders' Equity
  Common Stock, $.00005 par value; 50,000,000
   shares authorized; 19,852,935 shares issued
   and outstanding                                                    993
  Additional Paid-in Capital                                   18,433,689
  Treasury Stock, at cost                                         (11,269)
  Accumulated Deficit                                         (14,832,837)
  Accumulated other comprehensive loss                           (193,327)
                                                              -----------
    Total Stockholders' Equity                                  3,397,249
                                                              -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $3,669,199
                                                              ===========

    The accompanying notes are an integral part of these financial statements

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For Three Months ended        For Nine Months ended
                                                           September 30,               September 30,
                                                       2001           2000          2001          2000
                                                   ------------    ----------   -----------    -----------
                                                                                                (Restated)
Revenues
  Products                                         $    182,403    $  307,002   $   422,951    $   900,114
  Services                                                3,251       178,199        22,976        484,014
                                                   ------------    ----------   -----------    -----------
    Total Revenues                                      185,654       485,201       445,927      1,384,128
                                                   ------------    ----------   -----------    -----------

Cost of Revenues
  Products                                              140,681       225,887       339,610        644,771
  Services                                              226,137       437,993       713,487      1,268,013
                                                   ------------    ----------   -----------    ----------
    Total Costs of Revenues                             366,818       663,880     1,053,097      1,912,784

Selling, General and Administrative Expenses          1,522,344       793,961     3,069,240      2,813,214
                                                   ------------    ----------   -----------    -----------

    Total Costs and Expenses                          1,889,162     1,457,841     4,122,337      4,725,998
                                                   ------------    ----------   -----------    -----------

Loss from Operations                                 (1,703,508)     (972,640)   (3,676,410)    (3,341,870)
                                                   ------------    ----------   -----------    -----------

Other Income (Expenses)
  Other Income                                            5,678             0         8,358          2,259
  Interest Income                                        81,531        69,141       181,959        346,554
  Recovery of Bad Debt                                  200,000             0       200,000              0
  Loss on Disposal of Assets                                  0          (117)            0           (117)
  Interest Expense                                            0        (8,230)            0        (34,227)
                                                   ------------    ----------   -----------    -----------
    Total Other Income (Expenses)                       287,209        60,794       390,317        314,469


Net Loss                                           $ (1,416,299)   $ (911,846)  $(3,286,093)   $(3,027,401)
                                                   ============    ==========   ===========    ===========

Loss per Share - Basic and Diluted                 $      (0.07)   $    (0.05)  $     (0.17)   $     (0.15)
                                                   ============    ==========   ===========    ===========

Weighted Average Number of Shares                    19,852,935    19,789,360    19,846,321     19,784,693
                                                   ============    ==========   ===========    ===========

   The accompanying notes are an integral part of these financial statements

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For Nine Months ended
                                                                      September 30,
                                                                  2001             2000
                                                               -----------      -----------
                                                                                 (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                     $(3,286,093)     $(3,027,401)
  Adjustments to reconcile net loss to net
   cash used in operations:
   Depreciation and Amortization                                   196,566          173,270
   Amortization of Loan Origination Fee                                  0         (116,364)
   Provision for Loan Losses                                      (200,000)         516,364
   Noncash Expenses                                                184,995          210,000
   Other noncash adjustments                                             0           (2,259)
   Loss on Disposal of Investments                                   2,559              117
   Impairment of Investments                                     1,000,000                0
   (Increase) Decrease in:
     Accounts Receivable                                           (28,669)           2,462
     Interest Receivable, Prepaid and Others                        86,262         (875,520)
     Inventories                                                         0          (24,249)
     Investments - Stock Received for Services                   1,043,758        1,080,000
   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                        (293,057)          17,296
     Deferred Revenue                                           (1,043,758)      (1,080,000)
                                                               -----------      -----------

 Cash Flows (used in) Operating Activities                      (2,337,437)      (3,126,284)
                                                               -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee Loan and Advance                                          5,757           (9,044)
  Purchase of Property and Equipment                              (228,305)        (129,582)
  Capitalized Software Development Costs                           (52,068)               0
  Advances for Notes Receivable                                          0       (1,150,000)
  Payment received from Notes Receivable                           200,000                0
  Purchase of Investments                                                0       (1,000,000)
  Proceeds from Sales of Investments                                33,441                0
  Payment on Certificate of Deposit                                      0        1,376,773
                                                               -----------      -----------

Net Cash (used in) Investing Activities                            (41,175)        (911,853)
                                                               -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Payments on Line of Credit                                             0         (800,000)
  Repayment on Note Payable to Shareholder                               0          (57,429)
                                                               -----------      -----------

Net Cash (used in) Financing Activities                                  0         (857,429)
                                                               -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (2,378,612)      (4,895,566)

CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING OF PERIOD         3,569,090        8,820,024
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS BALANCE AT END OF PERIOD             $ 1,190,478      $ 3,924,458
                                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                          For Nine Months ended
                                                                             September 30,
                                                                             2001       2000
                                                                          ---------   ---------
                                                                                      (Restated)
SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                            $       0   $  38,001
                                                                          ==========  =========
 Income Taxes paid (refund)                                               $ (84,179)  $ 793,594
                                                                          ==========  =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of stock for:
    Employee Compensation                                                 $ 100,000   $ 210,000
    Legal and Professional Fees                                              84,995           0
                                                                          ---------   ---------
                                                                          $ 184,995   $ 210,000
                                                                          ==========  =========

Treasury stock acquired for an employee loan                              $       0   $  11,269
                                                                          =========   =========

Conversion of note receivable and interest receivable into investment:
   Note Receivable, net                                                   $       0   $      --
   Interest Receivable                                                            0     113,096
                                                                          ---------   ---------
                                                                          $       0   $ 113,096
                                                                          =========   =========

An employee loan incurred for a disposal of asset:
   Book value of asset                                                    $       0   $     817
   Loss on Disposal of asset                                                      0        (117)
                                                                          ---------   ---------
                                                                          $       0   $     700
                                                                          =========   =========

   The accompanying notes are an integral part of these financial statements

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Circle Group Internet Inc. and subsidiaries (the "Company") is an Internet company with e-finance, business consulting, e-tailer and software development divisions.

A summary of significant accounting policies follows.


Presentation of Interim Information

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Corporation for the periods presented have been included. Interim results are not necessarily indicative of results for a full year.


Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Internet, Inc. and its subsidiaries, On-Line Bedding Corporation, PPI Capital Corp., CGI Capital, Inc. (FKA CGI Securities, Inc.) and Veridisc Corporation, after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.


Available-for-Sale Securities

Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method.

Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued effective for all related transactions occurring after March 31, 2001. The statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new statement, while largely including the provisions of SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosure. The statement was effective for the Company for the fiscal quarter beginning April 1, 2001 and it did not have a significant impact on its financial position.

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

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards (Continued)

asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statements were effective for the Company for the fiscal quarter beginning January 1, 2001 and their adoption did not have a significant impact on its financial position.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the Retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and their adoption did not have a material effect on the Company's financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and their adoption did not not have a material effect on the Company's financial statements.

Note 2 - Restatements

The accompanying consolidated financial statements for the nine months ended September 30, 2000, were restated to reflect the following changes:

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Restatements (Continued)

                                                                2000
                                                                ----

Net loss as previously reported                        $   (2,911,037)
Understatement of allowance for loan losses                  (116,364)
                                                       ---------------

Net loss, as restated                                  $   (3,027,401)
                                                       ---------------
Net loss per share, as restated                        $        (0.15)
                                                       ---------------


Management determined that an allowance for loan losses of $1,883,636 should have been recorded in 1999 to fully reserve for a convertible note receivable. The note receivable was converted to an investment which was written off by $116,364 in 2000 before the restatement. The 1999 restatement to fully impair this note in 1999 required the 2000 financial statements to be restated to remove the income statement activity previously recorded.


NOTE 3  - AVAILABLE-FOR-SALE SECURITIES

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

                                               Gross
                           Amortized         Unrealized         Fair
                             Cost              Losses           Value
                           ---------         ----------         -----

Equity Securities          $ 500,000        $ (193,327)       $ 306,673


NOTE 4 - LONG-TERM INVESTMENTS

The Company owns 533,333 shares of an associated non-public telecommunications company. There is no market for its shares. The company previously valued the holding at $2,000,000, which equated the price at which the shares were selling in concurrent private placements when acquired. The associated company has ceased operations. At September 30, 2001 the Company reduced the value of this holding to $0, to recognize a loss on investment that management determined to be other than temporary.

Per a settlement agreement, the Company returned all of the shares of another associated non-public company to recover a note receivable of $200,000 plus

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM INVESTMENTS (Continued)

accrued interest. The investment in the associated company was valued at $43,758 on the Company financial statements. (See Note 6)


NOTE 5 - COMPREHENSIVE LOSS

The components of the Company's comprehensive loss are as follows:


                                                              Three Months ended                      Nine Months ended
                                                                 September 30,                          September 30,
                                                               2001               2000                 2001              2000
                                                               ----               ----                 ----              ----

  Net Loss                                                  $(1,416,299)      $ (911,846)           $(3,286,093)      $(3,027,401)

  Unrealizable loss on available for sale securities           (131,689)              --               (193,327)               --
                                                            -----------       -----------           ------------       ----------

Comprehensive loss                                          $(1,547,988)      $ (911,846)           $(3,479,420)      $(3,027,401)
                                                            ============      ===========           ============      ============



Due to the Company's net loss for each of the periods presented above, there are no tax effects allocated to any components of comprehensive net loss for each of the periods.


NOTE 6 - NOTES RECEIVABLE

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

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NONCASH FINANCING ACTIVITIES

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



NOTE 8 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended September 30, 2001 and 2000 was $0.07 and $0.05 for both periods. Basic net loss per share for nine months ended September 30, 2001 and 2000 is $0.17 and $0.15, respectively. Net loss per share does not include options and warrants, as they would be anti-dilutive in 2001 and 2000 due to the net loss in those periods.


                                                            Three Months ended             Nine Months ended
                                                               September 30,                  September 30,
                                                           2001            2000            2001            2000
                                                        ----------      ----------      ----------      ----------
Numerator:
  Net Loss                                            $ (1,416,299)   $   (911,846)   $ (3,286,093)   $ (3,027,401)

Denominator:
  Weighted average of common Shares                     19,852,935      19,789,360      19,846,321      19,784,693
                                                        ----------      ----------      ----------      ----------

Basic and Diluted net loss per share                  $      (0.07)   $      (0.05)   $      (0.17)   $      (0.15)
                                                      ============    ============    ============    ============




NOTE 9 - SEGMENT INFORMATION

Description of products and services from reportable segments:

The Company organizes its business units into four reportable segments: e-finance, business consulting, e-tailer and software development.


Measurement of segment profit or loss and segment assets:

Circle Group Internet reviews the operating companies income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SEGMENT INFORMATION (Continued)

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

The software development subsidiary produces and markets a patent-pending digital rights management (DRM) system that guides consumers to register and authorize access to multimedia content and commercial software via the Internet when utilizing the material on their computers. The corporate operations consist of formal and informal operational consulting services provided to client companies and support services provided to the operating segments.

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SEGMENT INFORMATION (Continued)

Summarized financial information of the Company's results by operating segment is as follows:


                                                     For Three Months ended               For Nine Months ended
                                                          September 30,                       September 30,
                                                     2001              2000              2001              2000
                                                  ============================        ============================
Net Revenue:
  E-Finance                                       $        0        $  173,479        $        0      $    426,744
  Business Consulting                                  3,251             4,720            22,976            57,270
  E-tailer                                           182,403           307,002           422,951           900,114
  Software Development                                    -                 -                 -                 -
                                                 ------------        ----------      ------------      ------------
                                                  $ 185,654         $ 485,201         $ 445,927       $  1,384,128
                                                 ============        ==========      ============      ============

Operating Income (Loss):
  E-Finance                                      $(1,005,730)        $ 166,575       $(1,011,282)        $(119,925)
  Business Consulting                               (713,811)       (1,196,085)       (2,445,560)       (3,405,883)
  E-tailer                                            27,290            57,406            39,689           185,546
  Software Development                               (10,721)               -           (257,649)               -
                                                 ------------        ----------      ------------      ------------
                                                 $(1,702,972)        $(972,104)      $(3,674,802)      $(3,340,262)
                                                 ============        ==========      ============      ============
Net Income(Loss) Before Taxes:
  E-Finance                                        $(713,916)        $ 209,002         $(644,586)         $ 42,581
  Business Consulting                               (721,409)       (1,172,312)       (2,432,555)       (3,252,149)
  E-tailer                                            30,283            52,000            50,305           183,775
  Software Development                               (10,721)               -           (257,649)               -
                                                 ------------        ----------      ------------      ------------
                                                  (1,415,763)         (911,310)       (3,284,485)       (3,025,793)
  Amortization of Goodwill                              (536)             (536)           (1,608)           (1,608)
                                                 ------------        ----------      ------------      ------------
Consolidated net loss before
  Income Taxes                                   $(1,416,299)        $(911,846)      $(3,286,093)      $(3,027,401)
                                                 ============        ==========      ============      ============



                                                       September 30,
                                                     2001         2000
Total Assets                                        ------       ------
  E-Finance                                      $  929,828     $ 4,588,054
  Business Consulting                             2,232,036       8,388,066
  E-Tailer                                          457,870         355,911
  Software                                           49,465              --
                                                 ----------     -----------
                                                 $3,669,199     $13,332,031

NOTE 10 - COMPLIANCE WITH THE INVESTMENT COMPANY ACT OF 1940

The staff of the investment management division of the Securities and Exchange Commission has notified the Company that it may be deemed an

                  CIRCLE GROUP INTERNET, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMPLIANCE WITH THE INVESTMENT COMPANY ACT OF 1940 (Continued)

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


NOTE 11 - LEGAL PROCEEDINGS

In September 2000, CGI Capital, Inc. entered into an introducing agreement with an associated company, whereby CGI Capital would be paid a commission based on total capital raised from all introductions made by CGI Capital to the associated company. Introductions by CGI Capital resulted in approximately $3,000,000 being raised for the associated company. In May 2001, CGI Capital filed a formal complaint against the associated company and certain of its principals for unpaid compensation due to the Company in connection with the capital raise. The complaint asks that CGI Capital, Inc. be compensated with approximately $180,000 in cash for unpaid commissions and approximately 265,000 options to purchase the common stock of the associated company. The associated company filed a counterclaim in this matter wherein a substantial damage amount was claimed. In the opinion of CGI Capital's management and legal counsel, the counterclaim is without substantial merit and should not result in a judgment which would have a material adverse effect on CGI Capital's financial statements.