Form 10KSB
period 2001-12-31
CIRCLE GROUP INTERNET INC
filed 2002-04-01
CIK 1052257

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

    X        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  -----      ACT OF 1934

             For the fiscal year ended December 31, 2001

                                       OR

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  -----      EXCHANGE ACT OF 1934


                        Commission file number: 000-27841

                           CIRCLE GROUP INTERNET INC.
                 (Name of Small Business Issuer in its Charter)



                 ILLINOIS                                                                36-4197173
     (State or Other Jurisdiction of                                        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            1011 CAMPUS DRIVE                                                          (847) 549-6002
        MUNDELEIN, ILLINOIS 60060                                             (Registrant's Telephone Number,
 (Address of Principal Executive                                                   Including Area Code)
   Offices, including Zip Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.00005 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |_|

         Issuer's revenues for fiscal 2001:  $510,112.


         The number of shares of the registrant's Common Stock, $.00005 par value, outstanding as of December 31, 2001 was 19,862,447.

         Transitional Small Business Disclosure Format: Yes   X     No
                                                            -----      ----


================================================================================

                                     PART I

The Issuer has elected to follow Form 10-KSB, Disclosure Alternative 2.

ITEM 6.           DESCRIPTION OF BUSINESS.

         GENERAL. Circle Group was formed by Gregory J. Halpern, Chairman and Chief Executive Officer, as an Illinois corporation in May 1994 under the name Circle Group Entertainment Ltd., and in 1997 changed its name to Circle Group Internet Inc. Circle Group, with its subsidiaries, is an Internet company with e-finance, business consulting, e-tailer, and software development divisions. Circle Group's principal executive offices are located at 1011 Campus Drive, Mundelein, Illinois 60060, its telephone number is (847) 549-6002 and its website address is www.circlegroupinternet.com. We had no business operations except for research and development activities between May 1994 and January 1997. Circle Group researched technological developments that could give businesses the ability to enhance revenue-generating opportunities through an Internet presence. This research led to the development of various software products, which were marketed principally to businesses with web sites. Our first business ventures were related to the development and marketing of software products that strategically placed web sites in search engines.

         We have organized our business units into four reportable segments: e-finance, business consulting, e-tailor and software development, which are described in more detail below. The accounting policies of Circle Group are further described in the financial statements herein and the notes thereto.

         On July 22, 1999, our board of directors declared a 2-for-1 stock split of the outstanding common stock. Our articles of incorporation were also amended to decrease the par value per share of the common stock to $.00005. On November 16, 2000, our board of directors declared a 2-for-1 stock split of the outstanding common stock. Our articles of incorporation were also amended to provide that the par value of our common stock remain at $.00005. Any disclosure in this Form 10-KSB with respect to shares of common stock reflects the stock split.

         PRINCIPAL SERVICES PROVIDED AND BUSINESS MODEL. As a result of Mr. Halpern's experience of seeking financing for Circle Group from venture capitalists and investment bankers, he recognized a need for an alternative method of raising capital for emerging technology companies. From June 1998 through January 1999, Mr. Halpern developed a strategy and then organized a direct stock offering of Circle Group common stock using the Internet. The offering was exempt from registration by Regulation A under the Securities Act, and was fully subscribed within three weeks. Circle Group believes that it is the first company to complete an end-to-end stock offering entirely over the Internet without the assistance of any participants from the traditional investment banking community. As a result of this experience, Circle Group developed its core business strategy, known as eMentor CapitalTM, to be a single provider of e-solutions (through CGI Total Media, Inc.) and business consulting services (Consulting CGI) coupled with investment banking and financial services (CGI Capital, Inc.). Circle Group believes that its eMentor CapitalTM business model is the next evolution in growing and developing emerging businesses. e-Mentoring consists of developing a company's technological presence, assisting with business consulting and raising capital.

         Under our business model, a partnership is created with the entrepreneurs to assist them in many aspects of their business. There is no set formula to how we establish this partnership with a portfolio company. We have worked with companies who were just looking for capital, while others were mentored more closely throughout their development. We believe that this scalability makes our model unique, as many funding sources have very strict guidelines with regards to investing. CGI is opportunistic; we understand that emerging companies have different needs, and we try and cater our services specifically to a prospective portfolio company. The specialized mentor-oriented services offered by the eMentor CapitalTM business model differ from traditional methods, used by some venture capital firms, by empowering entrepreneurs rather than controlling them. We do not attempt to provide the infrastructure and staff augmentation incubators typically offer. Circle Group's model is similar to an accelerator; it was designed to target a manageable portfolio of emerging companies.

         Investment Banking Financial Services. CGI Capital, Inc., a Florida corporation, is the investment banking subsidiary that conducts our eMentor CapitalTM program. CGI Capital is a fully licensed broker-dealer and NASD member. CGI Capital's activities focus on the Internet sector and, more generally, on issuers who seek to market their stock offerings to investors with a technology interest.

         CGI Capital provides entrepreneurs three different ways to raise capital for their companies: direct investment; private placements; and eMentor Capital(TM). These methods may be used individually or in combination. This distinguishes CGI Capital from many of its competitors in the capital-raising community because many competitors focus on only one or two options for fundraising.

         Direct Investments. CGI Capital's investment strategy is to search for businesses that operate in the non-traditional space of the Internet, while using more traditional methods of operation. CGI Capital looks for companies that are generating revenues, operating their businesses with responsible spending policies, and have respect for shareholder value. Our goal is that investment capital is used conservatively and efficiently to grow the business. Each investment opportunity is considered on a case-by-case basis. We have not made any direct investments or assisted with any capital raises in 2001, although we receive approximately 8-12 business plans per week. CGI Capital has engaged in direct investments when prospective client companies needed capital in a short period of time (thus not affording the opportunity to conduct a private placement) and/or where the nature of investment opportunities offered did not allow CGI Capital to act as the placement agent. To date, CGI Capital has made direct investments in five client companies. Any future direct investments by us would be measured against the requirements to register as an investment company under the Investment Act of 1940.

         Private Placements & e-Mentor Capital(TM) Program. The e-Mentor Capital(TM) Program enables companies to fulfill their fundraising effort through private placements utilizing both the Internet and the traditional methods of equity financing. We believe that CGI Capital's fundraising process benefits participants by:

         o    Raising funds at a fraction of the traditional cost.
         o    Valuing companies commensurate with their potential.

         o Ensuring that entrepreneurs retain ownership, creativity and autonomy while raising necessary funds.

         o Allowing companies' management to stay focused on their core business objectives throughout the process.

         CGI Capital offers private placements through non-traditional investment banking methods using the Internet to offer and sell securities directly to individual accredited investors and institutional funding sources in accordance with the rules and regulations of the SEC. CGI Capital conducted private placement offerings on a "best efforts" basis for six client companies. CGI Capital is not currently offering any private placements using the Internet. We have not conducted an Internet private placement since the first quarter of 2000.

         Through our e-Mentor Capital(TM) Program, qualified individuals and firms are offered the ability to view the client company's offering materials at its password-protected e-Mentor Capital(TM) web site at www.cgicapital.com. The individuals are not able to review any of our client's offering materials until we have confirmed that they are accredited and the qualified individuals are not allowed access to offerings that were ongoing while we were in the process of verifying their status as accredited investors. Potential qualified funding sources desiring more information relating to a e-Mentor Capital(TM) private placement are forwarded a private placement memorandum, client company materials, subscription and related documents. Additionally, with each private placement opportunity, CGI Capital will set up a road show allowing the client company to present its business model and private placement memorandum to our database of qualified high net worth individuals and institutional funding sources. The presentation is videotaped and placed on a computer disc that can be sent along with other required materials to other prospective qualified investors who were unable to attend the initial road show. The presentation also is digitized and stored on the CGI Capital web site for viewing by our proprietary database of qualified individual and institutional investors via the Internet.

         If a funding source determines to invest in the client company, subscription agreements and funds are sent to the client company's escrow agent. The client has the final decision to accept or reject a subscription from a particular funding source or investor or to limit the number of securities they may purchase. After a subscription has been accepted the escrow agent will send the subscription funds to the client company net of the transaction commissions, which are sent to CGI Capital. CGI Capital does not accept subscription proceeds or otherwise handle subscription funds. CGI Capital may take an equity ownership in the offerings it conducts. CGI Capital will not take any fees in equity securities, however, if that would require the company to register as an investment company under the Investment Company Act of 1940.

         CGI Capital entered into a consent decree with the SEC in September 2000, pertaining to its dissemination of information about two unregistered securities offerings to persons with whom it did not have the required prior substantial relationship and who were not adequately screened by CGI Capital through e-mail messages, including giving such persons a password to its web site. CGI Capital was viewed as having conducted a general solicitation of unregistered securities. CGI Capital consented to a censure, a cease-and-desist order, and agreed to pay a $25,000 civil penalty. As a result, CGI Capital has revised its internet offering procedures to insure compliance with all applicable requirements.

         Research & Analysis. CGI Capital's research & analysis team takes a comprehensive approach to analyzing the integration of technology by businesses, consumers and society and the impact of this process on a client company's business model. By focusing on the Internet and new emerging technologies, CGI Capital's research and analysis team forms a detailed analysis of companies within these sectors. As part of its activities, the team tracks the relevant competitors and industry leaders to discern the dynamics of each company's market niche and potential. Prospective clients undergo a screening process during which its business plan is reviewed and preliminary due diligence is conducted. Management teams of the companies that successfully pass our preliminary screening process are invited to make a presentation of their business plan within two weeks of our receipt of the business plan. During this phase, additional due diligence, including an industry analysis, is undertaken. When a decision is made to proceed with an offering, CGI Capital then enters into agreements with the company outlining the terms under which CGI Capital will act as financial consultant or placement agent.

         Mergers And Acquisitions Division. CGI Capital's Mergers & Acquisitions (M&A) Division advises clients on whether a proposed merger or acquisition transaction is in the client's best interest, and how such a strategy can best be implemented. One goal of our M&A Division is to identify and take advantage of the strategic positions that we think exist throughout the Internet economy today. CGI Capital believes that, as Internet commerce continues to evolve, a growing number of participants will decide that their interests are better served by aligning themselves with other firms in ways that are mutually beneficial. CGI Capital, through the M&A Division, receives cash fees upon completion of successful transactions.

         Network Of Institutional Funding Partners. CGI Capital has been developing relationships with investment banking firms and venture capital firms since 1999 to further expand its capital raising capabilities. Through these relationships, we may network potential deals, leverage knowledge about a specific industry and utilize contacts to benefit our portfolio companies. During a capital raise for a client, our representatives contact our pre-existing institutional funding sources to inform them of the new private placement offering and provide preliminary information about the client company's business. A private placement memorandum and related materials are then sent to any firms that have expressed interest in the client company's offering.

         CGI Capital has developed its own infrastructure to introduce individual investors to private placements via the Internet patterned after recent SEC guidance regarding electronic delivery of materials. We have a network of approximately 2,000 accredited investors, 122 of which have invested in previous private placements. Potential qualified individual investors have the ability to register as "members" of CGI Capital via the web site. All members receive their own unique user names and passwords. Through our web site, an individual accredited investor who becomes a member of CGI Capital has the ability to view offering memorandums, marketing materials and virtual road shows, subscribe directly online, or have a CGI Capital licensed representative assist in the process.

         CGI Capital's procedure first requires that a potential member complete an investor questionnaire that is evaluated by CGI Capital. The questionnaire requests such information as:

         o   current and previous year's income
         o   calculation of net assets
         o   prior investment experience
         o   employer information
         o   industries of interest
         o   educational background

         Using this and other information, our licensed representatives are able to assess the financial strength and investment acumen of the proposed member.

         When CGI Capital obtains a new listing, it sends an e-mail to our member database informing them of the new listing on the CGI Capital web site, with a hyperlink guiding them directly to the company's password-protected investor-relations web site. CGI Capital has not obtained any new listings or sent any emails informing members of a new listing, since the second half of 2000. At this site, members can find the digital private placement memorandum, marketing materials, virtual presentations, and other company information. Members will not have access to offering documents or materials posted on the web site prior to their accredited investor determination. Members interested in receiving more information about the private offering send an indication of interest to CGI Capital. Members can also request a hard copy of the offering documents. At this time, if the member is interested in investing, he/she can subscribe directly on-line via the web site or contact CGI Capital directly. If the member subscribes on-line, a CGI Capital licensed representative contacts the member to ensure all information submitted on-line is correct. The licensed representative also monitors the process involving the submission of funds via the issuer's escrow account. We do not charge potential investors a fee for accessing the offering documents or the use of www.cgicapital.com. CGI Capital has accounted for 15% of our revenues for the period beginning January 1, 1999 through December 31, 2001.

         Consulting CGI. Consulting CGI was developed as a result of Circle Group's own growth experience. We believe that most entrepreneurs are highly knowledgeable in specific areas of their business, but require various consulting services in order to grow their companies. These services include: consulting to assist them in managing their employees, refining their infrastructure, developing an online identity, and supporting overall business efficiency. Circle Group established its business consulting division to meet this need. Consulting CGI has provided services to fourteen clients to date.

         Using formal and informal consulting services, our goal is to reproduce and implement Circle Group's infrastructure model to strengthen the operations infrastructure of our client companies. The scope of the business consulting services provided by Consulting CGI is limited to operational consulting services and does not include raising capital.

         The duties of this division may range from assisting a company in writing an employee handbook to developing a marketing campaign targeting a specific audience. The goal is to offer the full spectrum of consulting services, so that client companies can focus their resources and energies on growing their business. These services include:

         o   Corporate Communications and Internet Marketing Strategy
             Development

         o   Technology Support and Strategic Networking
         o   Strategy and Planning Consulting
         o   Business Plan Development
         o   Sales Training
         o   Operations Consulting

         Consulting CGI has provided operational consulting services for all of its client companies at varying levels. Some clients only choose to use Consulting CGI for very specific consulting needs where other clients opt for our entire scope of services. Consulting CGI has accounted for 11% of our revenues for the period beginning February 1, 1999 through December 31, 2001.

         E-Solutions By CGI Total Media, Inc. Circle Group's roots are in web design, browser development, and Internet marketing software. As we grew to offer more services, our web-design division expanded into CGI Total Media, Inc., an Illinois corporation and wholly owned subsidiary of Circle Group. We believe that many companies provide web site design assistance, but do not offer more complete services that will give a business an added advantage. CGI Total Media offers a complete e-solutions package for small to mid-size businesses.

         Most media-based companies focus on either web development, video production, sound creation, multimedia development, or print design. CGI Total Media differentiates itself by offering all of these services. This model allows CGI Total Media to provide a complete and unified corporate image for its clients. All forms of marketing media from logos to multimedia presentations and an effective web site are integrated in a cohesive manner to create a brand identity for our clients. We provide working solutions for the marketing needs of our clients. These are "attention-getters" designed and produced to yield positive results that promote our client's products or services.

         EMPLOYEES AND LABOR RELATIONS. As of March 22, 2002 we employed 30 persons, 29 full time and 1 part time. The company believes that this staffing will be sufficient to manage the company and carry on its current business. Staffing may need to be increased to meet future operational requirements. None of our employees are represented by a labor union and we are not governed by any collective bargaining agreements. We believe that relations with our employees are good.

         COMPETITION. Although we compete with other Internet-related firms providing e-solutions, consulting, and financial services on an individual basis, we believe that our eMentor Capital patent-pending business model, which combines all of these services, provides better, more comprehensive guidance for emerging companies. In addition, we also compete with incubators and Internet development companies that assist entrepreneurs with funding and various related services and with non-internet firms such as banks, insurance companies, brokerage firms and venture funds. Typically, incubators invest in focused or related industries, offering necessary services, and encouraging their portfolio firms to work together on a preferred basis.

         MARKETING. Our fundamental marketing strategy has been to focus on our two core target markets - entrepreneurs and investors. We compete within the capital-raising and business development industry by providing value-added services in addition to funding emerging technology companies. We believe that this approach has allowed us to develop a market presence within the institutional-investing community by offering entrepreneurs a unique funding and assistance program while qualified investors receive potentially better opportunities.

         In order to gain visibility and build relationships in the financing and entrepreneurial communities, we have attended, and will continue to attend, numerous networking events and trade shows throughout the United States such as the MIT Enterprise Forum, the Illinois Venture Capital Association, Big Frontier (a networking event), The Illinois Coalition and First Tuesday. We obtain a majority of our entrepreneurial customers and business plans from the relationships that we have developed while attending these types of events, as well as from our existing network. CGI Capital, our broker-dealer subsidiary, has a membership base of 2,000 accredited investors from which to network deals and private placements.

         On average, CGI Capital receives eight to twelve business plans for investment per week. As initial relationships are developed with venture capital firms and investors, the number of business plans received usually increase to approximately thirty-five to forty business plans per week. While we are continuously reviewing business plans at CGI Capital, we have remained selective in who we accept as a client. On average, CGI Capital has accepted less than 1% of all reviewed companies into our program. We do not anticipate that this acceptance rate will vary significantly over time.

         We also maintain a public relations campaign promoting some of our portfolio companies and ourself. Our efforts involving news alerts and press releases have resulted in Circle Group receiving attention from the media. After our Regulation A offering, Circle Group was featured on the CNN/FN Network. We have also received coverage in the Wall Street Reporter, Business Week, Capital Growth Interactive, Chicago Tribune, Daily Herald and LocalBusiness.com. Finally, we have also developed what we believe are dynamic marketing materials to support our selling efforts.

         Having established our marketing materials and making strides within the investment community, our future marketing plans among the investing and entrepreneurial communities include:

         o Targeting additional institutional investors for larger investment opportunities;
         o Addressing the large concentrations of funding sources in the European and Asian markets; and
         o Promoting our portfolio companies' successes through financial media outlets.

         OPERATING SEGMENTS. We have organized our business units into four reportable segments: e-finance (CGI Capital), business consulting, (Consulting
CGI), e-tailer (On-Line Bedding Corp.) and software development (Veridisc Corporation). The e-finance segment is a broker-dealer that offers and sells securities in private placements. The business consulting segment develops distinctive websites and provides business consulting services. The e-tailer segment is a distributor of pillows, blankets, and other bedding products. The software development segment produces and markets a patent pending digital rights management system that guides consumers to register and authorize access to multimedia content and commercial software via the Internet when utilizing the material on their computers.

Our other subsidiaries, CGI Worldwide, Inc., and CGI Total Media, Inc. do not meet the quantitative thresholds of a reportable segment.

         The company's management reviews the operating companies' income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the company's management. Goodwill and the related amortization are principally attributable to the business consulting segment.

         GOING CONCERN. Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and may not have enough money to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

         Management has developed plans to help improve cash flows for 2002. To successfully grow the individual segments of our business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances. We also depend on certain important employees, and the loss of any of those employees may harm our business.

         CIRCLE GROUP'S SUBSIDIARIES. The following is a brief description of our principal operating subsidiaries.

                 Veridisc(TM). In July 2000, CGI Capital began an eMentor project on its wholly-owned subsidiary Veridisc(TM). Veridisc(TM) is a patent-pending digital rights management (DRM) system that guides consumers to register and authorize access to multimedia content and commercial software via the Internet when utilizing the material on their computers. The system is based on the FairPlay(TM) methodology and is offered to entertainment and software companies. FairPlay(TM) is Veridisc's commercial web distribution platform for multimedia files. This methodology is based on an understanding that online consumers will pay for digital content, if given a fair and reasonable proposition. In our discussions with industry peers and analysts, we believe that FairPlay will be accepted commercially. FairPlay(TM) provides easy, cost-effective solutions to problems created by web sites such as Napster and widespread piracy of commercial software. Veridisc(TM) is refining its systems and currently plans to launch the system commercially in 2002. Veridisc(TM) did not have any revenues in the twelve month period ended December 31, 2001.

                Veridisc(TM) is operational, and is currently being implemented in one project involving an online digital marketplace for wowzle.com. Veridisc(TM) generates revenue from up-front set-up fees, and back-end transaction fees through content downloaded using the system. As we expand Veridisc(TM), we anticipate the back-end transaction fees to be the larger share of revenues. The back-end transaction fees will be based on a percentage of the overall sale generated through the Veridisc(TM) system.

                On-Line Bedding Corp. In January 1999, Circle Group acquired 100% of the issued and outstanding stock of On-line Bedding Corp., Inc. from Edward L. Halpern, one of our directors, and his wife in exchange for 800,000 shares of our common stock. The stock received was valued at $1,000,000. The shares issued represent 4.03% of our outstanding shares. On-line Bedding is an Illinois corporation founded in 1981. On-line Bedding is a distributor of pillows, blankets and other bedding products to airlines, hospitals and other commercial and institutional customers and reported annual revenues of approximately $500,000 in 2001. On-Line Bedding subcontracts the production of pillows, blankets and other bedding products to manufacturers. On-line Bedding has accounted for 73% of our revenues for the period beginning
         Janaury 1, 1999 through December 31, 2001.

                On-Line Bedding's customers include hospitals, nursing homes, hotels and motels, and transportation- based companies like airlines, railroads, and motor coach companies. On-Line Bedding purchases its raw materials from various suppliers, and contracts production of its airline pillows and blankets with third party manufacturers. It maintains several sources for its products and has never experienced any difficulty in obtaining raw materials. It warehouses a limited inventory, and drop ships its products from manufacturers or wholesale suppliers in multiple locations throughout the United States to reduce freight costs for its customers.

                 On-Line Bedding's primary accounts include AMTRAK as well as domestic and international airlines. On-Line Bedding is on an electronic invoice system with the United States military for a specialty pillow, which is regularly purchased by the U.S. armed forces. On-Line Bedding is also an authorized pillow and related product vendor for a hospital purchasing group of 500-plus members in eight states.

                After the events of September 11th, our domestic and international airline accounts, as well as our domestic rail account experienced a dramatic decrease in customers, which resulted in decreased orders from On-Line Bedding by those accounts.

                On-Line Bedding has historically direct marketed its products through regular mailings of its catalog to existing customers, as well as hospitals, nursing homes, airlines, and university housing directors. We anticipate expanding our marketing efforts using traditional marketing methods, the introduction of our e-commerce site, and web-based marketing strategies. These include strategic web site placement, keyword targeting, affiliate linking, and other on-line promotional strategies. Since the purchase of On-Line Bedding, we have developed an e-commerce site to expand On-Line Bedding's current operations. This web site, www.bedsandbeyond.com, offers single and multi-pack quantities of pillows, blankets, mattress pads, quilts, mattresses, and other products at factory direct prices.

                Presently, customers who use the online store can conduct targeted searches through a catalog of over 500 products, browse among featured product lines, participate in promotions, view informational videos, and access customer support representatives by telephone, fax, and e-mail during regular business hours.

         OVERVIEW OF SELECTED CLIENT COMPANIES. The portfolio companies discussed below illustrate the range of services we provide, and demonstrate the scalability of our business model. The following is a brief description of some of our client companies.

                Startech Environmental Corp. In September 1999, CGI Capital invested $500,000 in Startech Environmental Corporation through the purchase of shares of convertible preferred stock in a private placement. We were retained, through CGI Total Media, to develop and design a new website for Startech, which is now complete. Startech is currently trading on the Nasdaq SmallCap Market (NSC: STHK). Startech produces waste management equipment using its proprietary plasma waste conversion technology. This equipment minimizes waste, prevents pollution from hazardous and non-hazardous organic and inorganic waste, and recovers valuable commodity resources. The company is establishing a worldwide presence with the selling of its plasma waste converter in Japan, Poland, Taiwan, South Africa, Egypt and the United States. On February 20, 2001, we converted the convertible preferred shares into 90,198 common shares of Startech, which were registered for resale in a registration statement filed under the Securities Act of 1933. The 90,198 shares represent less than 1% ownership in Startech. On March 29, 2002, the stock closed at $2.479 per share.

                 Paw Island, Inc. In November 1999, CGI Capital, Inc. raised approximately $933,000 in a best-efforts e-Mentor Capital private placement for Paw Island, Inc. to institutional and individual investors. In addition, we received 308,000 shares of restricted common stock for business consulting, multimedia development, and web design services provided to this company. The 308,000 shares represents an approximate 4.2% ownership in Paw Island. Paw Island focuses on teaching life lessons to children through wholesome entertainment. It has created and delivered non-violent, entertaining, and virtuous children's content through a combination of interactive CD-ROMs and web-based media. In conjunction with this media are a line of private label wearable T-shirts, a proprietary web browser and toys. Paw Island is currently in production on its first home video expected to be released during 2002.

                 Furniturefind.Com. In November 1999, CGI Capital made a direct investment in FurnitureFind.com by providing $2 million in financing through a convertible bridge note. As a result of a series of transactions, the company's business has been divided into FF Holdings Corp. (the "clicks and mortar" business) and Bookouts Furniture, Inc. (the "bricks and mortar" business). In February 2000, we converted the note into 868,247 shares of common stock in FF Holdings Corp. representing a 4.5% ownership position and 868,247 shares of common stock in Bookouts Furniture Inc., representing a 4.5% ownership position. CGI Capital also holds a warrant to purchase shares of common stock of FF Holdings. At the time of the investment, we believed that FurnitureFind was one of the leading online furniture sites on the Internet, in terms of on-line sales. FurnitureFind.com is the number one furniture web site, in terms of customer confidence and traffic, according to Gomez Advisors and Top9.com, respectively.

                Maxcess, Inc. CGI Capital worked with Maxcess, Inc. on both a direct investment and a private placement. In May 2000, CGI Capital invested $1 million through the purchase of 333,333 shares of common stock as part of a private placement. In addition, CGI Capital, Inc. assisted Maxcess in raising approximately $3 million during a private placement in June 2000 to both institutional and individual investors. Maxcess offers converged networks, local phone services, long distance, and high-speed Internet access using packet switch technology over existing phone lines. We own approximately 3.9% of the outstanding shares of Maxcess.

                Mortgage Banking Center.Com. In August 2000, CGI Capital assisted Mortgage Banking Center in their capital raising efforts by providing a $750,000 direct investment in return for an 8% convertible promissory note. CGI Capital also conducted a $650,000 Funds-InTM private placement of preferred convertible promissory notes to individual investors. The company is an early-stage, business-to-business managed service provider serving the home ownership industry. Using its proprietary web-based platform, MBC utilizes industry professionals as a point of access to the home ownership industry, providing the end consumer with a comprehensive line of products and services including mortgages, home warranty and home inspection services. MBC believes that consumers will benefit from the convenience of the "one-stop-shopping' and the savings the company's services can provide, while its members will enjoy diversified income streams, an e-commerce enabling platform, training, and customer relationship management tools to help grow their businesses. As of December 31, 2001, neither Circle Group nor its subsidiaries had an equity stake in MortgageBankingCenter.com. Circle Group has warrants to purchase 414,550 shares of their common stock or approximately 3.7% of the outstanding shares.

         RISK FACTORS. The following risks are material risks that we face. If any of the following risks occur, the business of our company and its operating results could be seriously harmed.

         WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS. We reported a net loss of $4,947,806 for the twelve months ending December 31, 2001 and a net loss of $4,654,399 for the twelve months ending December 31, 2000. At December 31, 2001, we reported an accumulated deficit of $16,494,550. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

         OUR FINANCIAL STATEMENTS CONTAIN AN EXPLANATORY PARAGRAPH INDICATING THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying consolidated financial statements have been presented assuming that Circle Group and its subsidiaries will continue as a going concern. We have experienced declining revenues in our e-tailer segment; have not been able to generate meaningful revenues from other business segments; and have not generated funds from our investing activities, which has adversely affected our current results of operations and liquidity. Management's plans in regard to these matters are described in Note 2 to our financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classification of liabilities that my result from the outcome of this uncertainty. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we can be operated profitability in the future.

         OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR SERVICES. We have not conducted, nor have others made available to us, results of market research indicating that market demand exists for our business services.

         WE MAKE NO PROJECTIONS REGARDING THE VIABILITY OF OUR BUSINESS SERVICES AND WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE THE RESULTS DESCRIBED. We make no projection with respect to our future income, assets or business. No expert has reviewed our business plan for accuracy or reasonableness. It is likely that our actual business and results of operations will differ than presented herein.

         THERE IS NO TRADING MARKET FOR OUR SECURITIES. We have applied for a listing on the Electronic OTC Bulletin Board. Our application was determined by the NASD to be incomplete and we are in the process of providing the NASD with additional information. We do not know if our application for listing will be accepted or if a market maker will file an application on our behalf. Even if our common stock is accepted for listing, we do not know if a trading market for our common stock will ever be established or of any analysts who intend to institute research coverage on our common stock if it should be included for listing. The absence of any meaningful trading market in our common stock will adversely affect our stockholders' ability to sell the common stock in the future.

         IF OUR COMMON STOCK IS SUBJECT TO THE SEC'S "PENNY STOCK" RULES, IT MAY MAKE SHARES MORE DIFFICULT TO SELL. SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. If our common stock becomes a "penny stock" that is not exempt from these SEC rules, these disclosure requirements may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. The rules require a broker to deliver a risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before completion of the transaction.

         WE MAY NEED ADDITIONAL FUNDING AND SUCH FUNDING MAY NOT BE AVAILABLE. IF SUCH FUNDING IS AVAILABLE, IT MAY NOT BE OFFERED ON SATISFACTORY TERMS. We may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our business, results of operations and financial condition. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business segments, which may affect our overall business, results of operations and financial condition.

         THE SECURITIES THAT WE HOLD ARE ILLIQUID AND WE DO NOT HOLD ANY COLLATERAL. The outstanding bridge loan we made to a third party is not secured and if we do not receive repayment or if the borrower defaults on repayment, the loss of funds may negatively impact our ability to fund future growth. None of the approximately $100,000 outstanding bridge loan which we made to a third party is collateralized. While this loan is convertible at our option into equity, the company is not publicly traded. The loan, in the aggregate principal amount of $100,000, carries a maturity date of August 31, 2002. The interest is current on this note. If the borrower defaults on this loan, we cannot guarantee that we will ever be successful in securing repayment of the amount due. Any loss by us of the funds due from these borrowers will negatively affect our ability to fund future growth.

         We previously accepted restricted securities as payment for services. We are not currently planning to continue to accept stock for services in the future and have restated our 1999 financial results to eliminate recognition of any revenue from receipt of restricted securities for past consulting services. To the extent that Circle Group has accepted restricted securities as payment for its business consulting services, it has deferred revenue recognition with respect to these securities. If such securities become worthless, no revenue with respect to these services will be realized. Eliminating the possibility of clients paying for our services with securities may negatively impact our ability to attract clients that could not otherwise pay for our services with cash. We cannot predict what effect, if any, the future change in our fee structure for our business consulting and e-solutions services may have on our ability to attract business consulting and e-solutions clients.

         THE LIMITED OPERATING HISTORY OF CGI CAPITAL MAY IMPEDE OUR ABILITY TO ATTRACT QUALITY OFFERINGS. IF CGI CAPITAL IS UNABLE TO ATTRACT QUALITY OFFERINGS, ITS CLIENT FOCUS MAY BE LIMITED TO COMPANIES WITH LESS OF AN APPEAL TO INVESTORS WHICH MAY HAVE THE AFFECT OF DECREASING OUR SUCCESS RATE IN RAISING CAPITAL FOR CGI CAPITAL'S CLIENTS. Our ability to attract potential clients is also based, in part, on our success with prior transactions in which we have assisted companies in raising capital. We have only recently expanded our operations to include investment banking activities, and must develop a further track record on which our future clients can evaluate our likelihood of success in assisting them to raise capital. Until we develop this track record, we may incur difficulties in attracting potential clients who have the greatest potential for future success.

         OUR SUCCESS DEPENDS TO A SIGNIFICANT DEGREE ON KEY MANAGEMENT AND THE LOSS OF SERVICE OF KEY MANAGEMENT COULD HAVE

A NEGATIVE IMPACT ON OUR PERFORMANCE. Our success depends to a significant degree upon the performance of our founder and chief executive officer, Gregory
J. Halpern. The loss of service of Mr. Halpern could have a material adverse effect on our operating performance and viability as a going concern. We are currently negotiating new employment agreements with three key members of management, Halpern, Arthur Tanner, our Chief Financial Officer and Dana Dabney, our Vice President, Sales. There are no assurances that we will reach agreement with any of Halpern, Tanner or Dabney.

         OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS IN EXCESS OF SIXTY PERCENT OF OUR COMMON STOCK. Ownership of Circle Group is concentrated in management. Gregory J. Halpern, our Chairman and Chief Executive Officer, holds approximately 63.56% of Circle Group and all of the directors and officers as a group hold approximately 71.81%. Holders of our common stock could be out-voted by management in most circumstances and thereby management could control the composition of the board of directors and the policies of Circle Group.

         THE INTERNET MAY BECOME SUBJECT TO SIGNIFICANT GOVERNMENT REGULATIONS IN THE FUTURE, WHICH COULD NEGATIVELY IMPACT OUR PROPOSED BUSINESS. We are not currently subject to direct federal, state, or local regulation and laws or regulations applicable to access to, or commerce on, the Internet, other than regulations applicable to businesses generally. The adoption of any such laws might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services or increase the cost of doing business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Forward-looking statements under the caption "Description of Business" in this Annual Report on Form 10-KSB, as well as oral statements that may be made by the officers, directors or employees of Circle Group acting on Circle Group's behalf, are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results, performance, or achievements of Circle Group to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors discussed herein under the caption "Risk Factors."

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Circle Group undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7.           DESCRIPTION OF PROPERTY.

         Circle Group is headquartered in approximately 22,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $11,880 per month pursuant to non-cancelable operating leases that expire in 2004.

ITEM 8.           DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.


                          NAME                                      POSITION                               AGE
                          ----                                      --------                               ---
             Gregory J. Halpern               Chief Executive  Officer and Chairman of                     43
                                              the Board of Directors
             Arthur C. Tanner                 Chief Financial Officer                                      37
             Michael J. Theriault             Chief Operating Officer                                      49
             Dana L. Dabney                   Director and Secretary                                       51
             Edward L. Halpern                Director                                                     71
             Steve H. Salgan, MD              Director                                                     49
             Stanford J. Levin                Director                                                     49

         GREGORY J. HALPERN. Since starting Circle Group in 1994, Mr. Halpern has served as its chairman and chief executive officer. From May 1994 until March 1999, Mr. Halpern also served as Circle Group's president. Mr. Halpern has over 20 years of experience in computer programming and pioneering emerging technologies. In 1983, Mr. Halpern developed a computer-animated imaging application to stimulate the immune system for treatment of chronic illness and founded Health Imaging Corporation to distribute the application to the healthcare delivery market. In 1984, he developed and patented a technique for using electronic stimulation to stop pain and founded Pain Prevention, Inc. to market the technology as an electronic anesthesia for the dental healthcare community. Mr. Halpern has served as an officer and director of PPI Capital since its inception in 1984. Mr. Halpern also served as an officer and director of PPI Capital Group, Inc., a Utah corporation of which he was a principal shareholder, from 1989 to May 1998. Gregory J. Halpern is the son of Edward L. Halpern.

         ARTHUR C. TANNER. Mr. Tanner has served as our chief financial officer since March 1999. From November 1998 until joining Circle Group in March 1999, Mr. Tanner was vice president and controller for UBM, Inc., a construction company with $50 million in annual revenues. From October 1997 until September 1998, Mr. Tanner was a financial consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and from February 1997 until September 1997, he was a tax principal with R. Yeager & Co., certified public accountants, where his responsibilities included public accounting, tax, and audit work. From October 1995 until December 1996, Mr. Tanner was an international tax planner for Silicon Graphics Computer Systems, where his responsibilities included the planning and execution of international tax strategies. Mr. Tanner received a B.A. from Walsh College in 1987 and a J.D. from The Ohio State University in 1995.

         MICHAEL J. THERIAULT. Mr. Theriault has served as our chief operating officer since June 1999. His professional experience includes progressive operations, programming, design, support, consulting, project management, and department management experience in manufacturing, insurance, medical, consulting, and mortgage banking industries on both mainframe and personal computer equipment. From September 1989 until June 1997, Mr. Theriault was employed by Recon Optical, Inc., for whom he served as Supervisor of Business Systems from June 1997 until May 1999, and Senior Systems and Programming Specialist and Senior Project Leader of Manufacturing from September 1989 until June 1997. Mr. Theriault received his BS in Computer Science and Business Management from Northeastern Illinois University in 1978 and an MBA from Lake Forest Graduate School of Management in 1987.

         DANA L. DABNEY. Mr. Dabney has been a member of the board of directors of Circle Group and has held various offices, including vice president of sales and marketing and secretary, since January 1997. During the first two years of development of Circle Group, Mr. Dabney was also employed as a mortgage broker. From 1994 until December 1997, Mr. Dabney was employed by State Financial Bank in Richmond, Illinois, and from January 1998 until December 1998 he was employed by Mortgage Market Corporation in Illinois.

         EDWARD L. HALPERN. Since March 1999, Mr. Halpern has been a director and was our chief operating officer from January 1999 until March 1999. Mr. Halpern founded On-Line Bedding in 1981 and served as its president, chief executive officer and sole director until it was acquired by Circle Group in January 1999. Mr. Halpern has continued his duties with On-Line Bedding since Circle Group acquired it. Edward L. Halpern is the father of Gregory J. Halpern.

         STEVE H. SALGAN, MD. Dr. Salgan has been a director since March 2000. Since January 1998, Dr. Salgan has been president of Steven H. Salgan, M.D., Ltd., a practice specializing in primary care internal medicine and general/family medicine. He has been a member of the American Association of Professional Ringside Physicians since 1997 and a member of the Internal Medicine Subcommittee for Quality Assurance of Saint Margaret Mercy Hospital in Hammond, Indiana since 1996. Dr. Salgan received a B.S. in Psychology from DePaul University in 1976, and a M.D. from the Abraham Lincoln School of Medicine, University of Illinois in June 1982.

         STANFORD J. LEVIN. Mr. Levin has been a director since March 2000. Since 1988, Mr. Levin has been the proprietor of Levin Enterprises, an auto brokerage company located in Indiana. From January 1986 until June 1988, Mr. Levin was a public school teacher. From May 1981 until May 1985, he was employed by Hohman Professional Corp., a real estate development and management company where his duties included commercial real estate management and overseeing renovations. From June 1975 until May 1981, he was employed by Yale Corporation of Hammond, a real estate management company, where his responsibilities included commercial real estate management. Mr. Levin received a B.S. in Education from Indiana University in 1975.

         The term of office of each director expires at each annual meeting of shareholders and upon the election and qualification of his successor. There are no arrangements with any director or officer regarding any election or appointment to any office of Circle Group.

         Other than the father-son relationship between Edward L. Halpern and Gregory J. Halpern described above, there is no family relationship between any director or executive officer of Circle Group.

ITEM 9.           REMUNERATION OF DIRECTORS AND OFFICERS.

         The following table sets forth the aggregate remuneration of each of the three highest paid persons who are officers or directors as a group of Circle Group during the last fiscal year:



                                               CAPACITIES IN WHICH                  AGGREGATE
         NAME OF INDIVIDUAL                 REMUNERATION WAS RECEIVED              REMUNERATION
         ------------------                 -------------------------              ------------
         Edward Halpern               Director, President, On-Line Bedding            $120,000
         Gregory J. Halpern           Chief Executive Officer and Chairman            $108,000
         Michael Theriault            Chief Operating Officer                          $86,400


         The above table includes all cash remuneration and is presented on an accrual basis. Gregory J. Halpern had an employment agreement with Circle Group, which expired in February 2002 and provided him an annual salary of $76,000 and a bonus and a one-time grant of 60,000 stock options under Circle Group's 1999 Stock Option Plan, exercisable at $1.25 per share which expire in January 2003. Mr. Gregory Halpern also has an incentive-based compensation arrangement with Circle Group. Mr. Theriault has an employment agreement with Circle Group, which provides for an annual salary and bonus. Directors do not receive any compensation for their attendance at board of directors meetings. We are currently negotiating a new employment agreement with Halpern.

         We have entered into written employment agreements with certain executive officers currently employed with us, the terms of which are summarized below.

         President and Chief Executive Officer

         Gregory J. Halpern has an employment agreement with us dated January 1, 1999, as amended, which terminated on January 1, 2002. We are currently negotiating a new agreement with Halpern. The terms of his previous agreement are described below. On January 2, 1999 Mr. Halpern's employment agreement was amended to provide for a revised compensation program. Mr. Halpern is entitled to receive a base salary of $150,000 per annum and is eligible to receive an annual bonus of up to $50,000. His bonus is subject to his achievement of applicable corporate milestones such as increased corporate revenue, improved cost control, new product development, improved profitability, and development of staff. Mr. Halpern is also entitled to cash incentive awards, approved by the Board of Directors, based on a percentage of Circle Group's earnings as follows:

                   2001 EARNINGS BEFORE                EARNED INCENTIVE
                    INTEREST AND TAXES                (AS DEGREE/OF EBIT)

                      Below $500,000                            0
                   $500,000 - 2,000,000                        2.5%
                      $2,000,000 +                             5.0%

         Mr. Halpern has agreed to a non-compete and non-disclosure provision which continues for a period of five years beyond the termination of his employment agreement. In the event that Mr. Halpern is terminated by us without cause or as a result of our breach of the employment agreement, he is not entitled to any severance payments. In the event Mr. Halpern is terminated, he is only entitled to receive his salary until the date of termination.

         In connection with his employment, Mr. Halpern was granted an option to acquire 60,000 shares of our common stock at an exercise price of $1.25 per share, which vested immediately and the options are exercisable for a four year period. In connection with the amendment dated January 2, 1999 to Mr. Halpern's employment agreement, Mr. Halpern will be eligible to receive a number of options that would maintain his existing majority ownership, in accordance with the following schedule:


                 EBIT                        NUMBER OF OPTIONS           EBIT                    NUMBER OF OPTIONS
         Below $1 million                            0
         $1 - 1.99 million                        100,000        $11 - 11.9 million                  1,100,000
         $2 - 2.99 million                        200,000        $12 - 12.99 million                 1,200,000
         $3 - 3.99 million                        300,000        $13 - 13.99 million                 1,300,000
         $4 - 4.99 million                        400,000        $14 - 14.99 million                 1,400,000
         $5 - 5.99 million                        500,000        $15 - 15.99 million                 1,500,000
         $6 - 6.99 million                        600,000        $16 - 16.99 million                 1,600,000
         $7 - 7.99 million                        700,000        $17 - 17.99 million                 1,700,000
         $8 - 8.99 million                        800,000        $18 - 18.99 million                 1,800,000
         $9 - 9.99 million                        900,000        $19 - 19.99 million                 1,900,000
         $10 - 10.99 million                     1,100,000       $20 million and over                2,000,000


         All of the options will be granted at fair market value at the time of grant, will vest immediately and will be exercisable for a period of five years. According to the Circle Group Internet Inc. 1999 Stock Option Plan, options awarded to employees expire upon the termination of employment except for termination due to death, disability or retirement. The compensation program is specifically designed for the year 2001. At the beginning of the 2002 (and subsequent years), the Board of Directors will review, and if necessary, revise the program as they deem appropriate.

         Chief Financial Officer

         Arthur Tanner is the Chief Financial Officer of Circle Group. We have entered into an employment agreement dated as of March 1, 1999 with Mr. Tanner pursuant to which he is entitled to an annual base salary of $60,000 and he received a signing bonus of 20,000 shares of our common stock. The term of his employment is from March 1, 1999 through March 1, 2002. We are negotiating a new agreement with Tanner and the terms of his previous agreement are summarized below. In the event that Mr. Tanner is terminated by us, he is only entitled to receive his base salary until the date of termination of his employment.

         In connection with his employment, Mr. Tanner was granted options to acquire 40,000 shares of our common stock at $1.25 per share. The options vested immediately upon granting. According to the Circle Group Internet Inc. 1999 Stock Option Plan, options awarded to employees expire upon the termination of employment except for termination due to death, disability or retirement. The employment agreement does not provide for any severance payments upon termination of Mr. Tanner's employment. Mr. Tanner has agreed to a non-compete and non-disclosure provision which continues for a period of six months beyond the termination of his employment.

         Chief Operating Officer

         We entered into an employment agreement dated June 1, 1999 with Michael Theriault pursuant to which he joined us as Chief Operating Officer. Pursuant to the employment agreement, Mr. Theriault is entitled to receive a base salary of $68,000 per annum. In addition, Mr. Theriault received a signing bonus of 20,000 shares of our common stock. The term of his employment is June 1, 1999 through June 1, 2002.

         Mr. Theriault received an option to acquire 40,000 shares of our common stock at $5.00 per share in connection with his employment, which options are exercisable for a five year period, subject to his continued employment with us. The options vested immediately upon granting. According to the Circle Group Internet Inc. 1999 Stock Option Plan, options awarded to employees expire upon the termination of employment except for termination due to death, disability or retirement.

         In the event Mr. Theriault is terminated for cause he is only entitled to receive his salary until the date of termination. The employment agreement does not provide for any severance payments upon termination of Mr. Theriault's employment by Circle Group. Mr. Theriault has agreed to a non-competition and non-solicitation provision which continues for a period of six months beyond termination of his employment agreement.

         Vice President, Sales

         We entered into an employment agreement with Dana L. Dabney dated January 2, 1999 pursuant to which Mr. Dabney became Vice President of Sales. The term of his employment expressed in the employment agreement is January 2, 1999 through January 2, 2002. We are negotiating a new agreement with Dabney and the terms of his expired agreement are described below. Pursuant to the employment agreement, Mr. Dabney is entitled to a base annual salary of $60,000 per annum.

         The employment agreement also granted Mr. Dabney an option to acquire 48,000 shares of our common stock at $1.25 per share, such options to vest immediately and are exercisable for a four year period. According to the Circle Group Internet Inc. 1999 Stock Option Plan, options awarded to employees expire upon the termination of employment except for termination due to death, disability or retirement.

         In the event that Mr. Dabney's employment is terminated for any reason he is entitled to receive his base salary only until the date of termination. The employment agreement does not provide for any severance payments upon termination of Mr. Dabney's employment by Circle Group. Mr. Dabney has agreed to a non-competition and non-disclosure provision which continues for a period of five years beyond termination of his employment agreement.

ITEM 10.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         The following table sets forth information as to the record ownership of our common stock (i) the parties named in Item 9, (ii) all of the officers and directors as a group and (iii) each person who owns more than 10% or more of our common stock:


       NAME OF OWNER                           ADDRESS OF OWNER                         AMOUNT OWNED       % OF CLASS
Gregory J. Halpern           1011 Campus Drive, Mundelein, Illinois 60060               12,614,000 shares     63.56%
Edward Halpern               1011 Campus Drive, Mundelein, Illinois 60060                  400,000 shares      2.01%
Michael Theriault            1011 Campus Drive, Mundelein, Illinois 60060                   20,000 shares      0.10%
All of the officers and      1011 Campus Drive, Mundelein, Illinois 60060               14,250,000 shares     71.81%
 directors as a group

         The following table sets forth the information as to options, warrants and other rights to purchase common stock:


                                   TITLE AND AMOUNT OF SECURITIES CALLED
        NAME OF HOLDER              FOR BY OPTIONS, WARRANTS OR RIGHTS              EXERCISE PRICE PER SHARE
Gregory J. Halpern                                460,000                     400,000 at $5.50 and 60,000 at $1.25
Edward Halpern                                       0                                        -----
Michael Theriault                                 380,000                                     $5.00
All of the officers and                          1,338,000                          Range from $1.25 - $5.50
 directors as a group

ITEM 11. INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         In January, 1999 Circle Group agreed to purchase all of the issued and outstanding capital stock of On-Line Bedding/f/k/a HOS-Pillow, Corp. from Edward Halpern and Diane Halpern in exchange for 800,000 shares of common stock of Circle Group. During 2000, On-Line Bedding had a note payable to the President of On-Line Bedding and director of Circle Group, Mr. Edward L. Halpern, in the amount of $57,429. The note was paid in full and a lump payment of $8,230 was made to Edward Halpern for interest related to the note during 2000.

         On April 14, 1999, Circle Group drew down again $300,000 from the line of credit to purchase a certificate of deposit to pledge as security for a personal line of credit of Gregory J. Halpern. The certificate of deposit paid interest yearly at 6.77% and had a maturity date of March 7, 2003. On June 15, 2000, the certificate of deposit account was closed, and the amount of $300,000 and interest was transferred back to Circle Group's line of credit.

         On May 1, 2000, Mr. Tanner, our Chief Financial Officer, executed a promissory note with Circle Group pursuant to which he borrowed $16,900 at an interest rate of 8.5% per annum. The balance at April 1, 2002 was $9,058.71. The loan is due and payable by Mr. Tanner on May 1, 2003.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         As of December 31, 2001, there were 567 record holders of the Common Stock.

         There has previously been no market for our common stock. A market maker has filed a Form 211 application with the NASD to pursue a listing on the NASD's Electronic OTC Bulletin Board. The NASD commented on our application and the market maker and we are in the process of updating the application pursuant to the NASD's comments. Even if our common stock is accepted for listing, we do not know if a trading market for our common stock will ever be established. Because we did not undertake an initial public offering, we do not have the support of an underwriter who could help us in gaining recognition with individual investors. We do not know of any analysts who intend to institute coverage on our common stock if it should be included for listing. Both of these factors are important in establishing a liquid trading market for our common stock. The absence of any meaningful market in our common stock will adversely affect our stockholders' ability to sell the common stock in the future.

         The Circle Group has never paid any dividends on its common stock.

ITEM 2.           LEGAL PROCEEDINGS.

         In November 2000, we terminated the employment of Mr. Frank Menon, our former president. In November 2000, Circle Group filed a complaint in the Circuit Court for the Nineteenth Judicial Circuit against Mr. Menon alleging, among other things: (1) misappropriation of trade secrets, (2) breach of fiduciary duty, (3) defamation, (4) tortious interference with contract and prospective business relations, and (5) breach of employment contract. Subsequently, Mr. Menon filed a counter-claim against Circle Group and Gregory J.

Halpern, individually, alleging: (1) violation of wage payment and collection act, (2) defamation, (3) breach of contract, and (4) breach of oral contract and
(5) fraud. Mr. Menon also filed a derivative action against Circle Group and Gregory J. Halpern on behalf of all shareholders of the company. Two counts in Mr. Menon's counterclaim, for defamation and breach of oral contract, were dismissed with prejudice by the court on August 16, 2001. The fraud and breach of contract claims were dismissed without prejudice. The wage payment and collection act claim is still pending. In addition, the court also dismissed Mr. Menon's motion to disqualify Circle Group's counsel and awarded fees to Circle Group for Mr. Menon's failure to provide proper verification of his motion. The company intends to vigorously defend against Mr. Menon's remaining claims.

         In our court filings, we have requested that the court permanently prohibit Mr. Menon from disparaging our business and goods and services and have requested such further injunctive relief as the Court deems just and appropriate. In addition, we are seeking monetary damages to be proven at trial, punitive damages and reasonable attorneys' fees and costs. Mr. Menon is also seeking monetary damages in the amount of $70,831 and such other relief as the court shall deem proper.

         In September 2000, we assisted with a private placement for Maxcess, Inc. in which we raised approximately $3,000,000. In May 2001, we filed a complaint in the Nineteenth Judicial Circuit against Maxcess and certain of its principals for unpaid compensation due to us in connection with the private placement. We received an answer to our complaint and we are currently in discovery. We are asking to be compensated approximately $180,000 for unpaid commissions and approximately 265,000 options to purchase common stock.

         It is management's opinion that these legal proceedings will not have a material adverse affect on the financial position of the company.

ITEM 3.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of fiscal 2001.

ITEM 5.           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. These reporting persons are required by regulation to furnish the Company with copies of all Section 16 Reports they file. The Form 3 filings by each director and Michael J. Theriault, Chief Operating Officer of Circle Group and Arthur C. Tanner, Chief Financial Officer of Circle Group, were filed approximately 30 days late.

ITEM 6.           REPORTS ON FORM 8-K.

         None.

                           CIRCLE GROUP INTERNET INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                    CONTENTS

-------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                             F-1
-------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                           F-2 - F-3

Consolidated statements of operations                                    F-4

Consolidated statements of changes in stockholders' equity               F-5

Consolidated statements of cash flows                                 F-6 - F-7

Notes to consolidated financial statements                            F-8 - F-25
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Circle Group Internet Inc. and Subsidiaries
Mundelein, Illinois

We have audited the accompanying consolidated balance sheets of Circle Group Internet Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements used on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle Group Internet Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented assuming that Circle Group Internet Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has experienced declining revenues in its e-tailer segment; has not been able to generate meaningful revenues from its other business segments; and has not generated funds from its investing activities, which has adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classification of liabilities that may result from the outcome of this uncertainty.


                                        /s/ McGladrey & Pullen, LLP
Chicago, Illinois
February 28, 2002, except for Note 15
   as to which the date is March 26, 2002

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000



ASSETS                                                                      2001                2000
---------------------------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                                            $   629,508           $ 3,569,090
 Accounts receivable                                                       75,053                74,030
 Interest receivable and other assets                                      18,708               111,262
 Employee loans and advances                                               19,723                46,249
 Inventories                                                               46,576                38,667
                                                                      ---------------------------------

                 TOTAL CURRENT ASSETS                                     789,568             3,839,298
                                                                      ---------------------------------
Property and equipment, net of accumulated
 depreciation 2001 $700,777; 2000 $439,957                              1,066,968             1,071,498
                                                                      ---------------------------------
Other Assets

 Investments                                                              191,220             2,579,758
 Notes receivable, net of allowance for loan losses of
  2001 $718,000; 2000 $300,000                                            132,000               750,000
 Deposits                                                                  13,618                30,941
 Software development, net of accumulated amortization
  2001 $5,175; 2000 $0                                                     63,821                    --
 Goodwill, net of accumulated amortization
  2001 $0; 2000 $3,216                                                         --                28,944
                                                                      ---------------------------------
                                                                          400,659             3,389,643
                                                                      ---------------------------------
                                                                      $ 2,257,195           $ 8,300,439
                                                                      =================================

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                       2001                2000
------------------------------------------------------------------------------------------------------
Current Liabilities
 Accounts payable and other liabilities                               $    283,272         $   565,007

Long-Term Liabilities
 Deferred revenue                                                               --           1,043,758
                                                                      ---------------------------------
   TOTAL LIABILITIES                                                       283,272           1,608,765
                                                                      ---------------------------------


Stockholders' Equity
 Common stock, $.00005 par value; authorized 50,000,000
  shares; issued and outstanding 2001 19,862,447 shares;
  2000 19,817,936 shares                                                       993                 991
 Additional paid-in capital                                             18,478,749          18,248,696
 Accumulated deficit                                                   (16,494,550)        (11,546,744)
 Treasury stock, at cost                                                   (11,269)            (11,269)
                                                                      ---------------------------------
                                                                         1,973,923           6,691,674
                                                                      ---------------------------------





                                                                      $  2,257,195         $ 8,300,439
                                                                      ================================

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001                 2000
-----------------------------------------------------------------------------------------------------
Revenues:
 Products                                                            $   489,201         $  1,048,987
 Services                                                                 20,911              480,005
                                                                     --------------------------------
                                                                         510,112            1,528,992
                                                                     --------------------------------
Cost of revenues:
 Products                                                                344,694              732,764
 Services                                                                970,404            1,523,440
                                                                     --------------------------------
                                                                       1,315,098            2,256,204
                                                                     --------------------------------
Operating expenses:
 Selling, general and administrative                                   3,304,129            4,126,197
 Impairment loss on investment in associated companies                 1,308,780              197,096
                                                                     --------------------------------
                                                                       4,612,909            4,323,293
                                                                     --------------------------------
              OPERATING (LOSS)                                        (5,417,895)          (5,050,505)
                                                                     --------------------------------
Other income (expenses):
 Other income (expense), net                                              73,496              (12,481)
 Recovery of bad debt                                                    200,000                   --
 Interest income                                                         196,593              442,814
 Interest expense                                                             --              (34,227)
                                                                     --------------------------------
                                                                         470,089              396,106
                                                                     --------------------------------
                NET (LOSS)                                           $(4,947,806)         $(4,654,399)
                                                                     ================================
Loss per Share - Basic and Diluted                                   $     (0.25)         $     (0.24)
                                                                     ================================
Weighted Average Number of Shares                                     19,850,186           19,788,241
                                                                     ================================

See Notes to Consolidated Financial Statements.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       Additional
                                                  Common Stock          Paid-in        Accumulated     Treasury
                                             Shares          Amount     Capital          Deficit         Stock       Total
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               19,747,360       $  987    $ 17,885,920  $   (6,892,345)   $      --  $ 10,994,562

 Stock issued for employee compensation        54,000            3         269,997              --           --       270,000
 Stock issued for services                     16,576            1          82,879              --           --        82,880
 Acquisition of 2,000 shares of stock              --           --              --              --      (11,269)      (11,269)
 Warrants issued for services                      --           --           9,900              --           --         9,900
 Net loss                                          --           --                      (4,654,399)          --    (4,654,399)
                                           ----------------------------------------------------------------------------------

Balance at December 31, 2000               19,817,936          991      18,248,696     (11,546,744)     (11,269)    6,691,674

 Stock issued for employee compensation        20,000           --         100,000              --           --       100,000
 Stock issued for services                     25,511            2         127,553              --           --       127,555
 Stock issued in private placement              1,000           --           2,500              --           --         2,500
 Retirement of stock                           (2,000)          --              --              --           --            --
 Net loss                                          --           --              --      (4,947,806)          --    (4,947,806)
                                           ----------------------------------------------------------------------------------

Balance at December 31, 2001               19,862,447       $  993    $ 18,478,749  $  (16,494,550)  $  (11,269) $  1,973,923
                                           ==================================================================================

See Notes to Consolidated Financial Statements.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001              2000
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net (loss)                                                           $  (4,947,806)    $ (4,654,399)
 Adjustments to reconcile net (loss) to net
   cash (used in) operations:
   Depreciation and amortization                                            267,603          245,485
   Loss on disposal of investments                                            2,559               --
   Impairment of investments                                              1,308,780          197,096
   Write-off of goodwill                                                     27,336               --
   Recognition of loan origination fee on conversion                             --         (116,364)
   Allowance for loan losses                                                     --          516,364
   Recovery of bad debt                                                    (200,000)              --
   Provision for loan losses                                                618,000               --
   Stock issued for employee compensation                                   100,000          270,000
   Stock issued for services                                                127,555           82,880
   Warrants issued for services                                                  --            9,900
   Other                                                                         --           (1,674)
   (Increase) decrease in:
    Accounts receivable                                                      (1,023)          13,912
    Interest receivable and other assets                                     92,554         (181,696)
    Inventories                                                              (7,909)         (24,249)
    Deposits                                                                 17,323           13,533
   Increase (decrease) in:
    Accounts payable and other liabilities                                 (281,735)         435,742
                                                                       -----------------------------
       CASH FLOWS (USED IN) OPERATING ACTIVITIES                         (2,876,763)      (3,193,470)
                                                                       -----------------------------
Cash Flows From Investing Activities:
 Employee loans and advances                                                 26,526           10,713
 Purchase of property and equipment                                        (256,290)        (318,571)
 Proceeds from disposition of property and equipment                             --            1,050
 Capitalized software development costs                                     (68,996)              --
 Proceeds from notes receivable                                             200,000               --
 Advances for notes receivable                                                   --       (1,150,000)
 Proceeds from sale of investments                                           33,441               --
 Purchase of investments                                                         --       (1,120,000)
 Decrease in certificate of deposit                                              --          300,000
 Restricted cash - certificate of deposit                                        --        1,076,773
                                                                       -----------------------------
       CASH FLOWS (USED IN) INVESTING ACTIVITIES                            (65,319)      (1,200,035)
                                                                       -----------------------------
Cash Flows From Financing Activities
 Net proceeds from sale of stock                                              2,500               --
 (Payments) on line of credit                                                    --         (800,000)
 (Repayments) on note payable to stockholder                                     --          (57,429)
                                                                       -----------------------------
       CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                  2,500         (857,429)
                                                                       -----------------------------

                                  (Continued)

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                             2001               2000
------------------------------------------------------------------------------------------------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                            $ (2,939,582)     $  (5,250,934)

Cash and cash equivalents, at beginning of year                           3,569,090          8,820,024
                                                                       -------------------------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                               $   629,508      $   3,569,090
                                                                       ===============================
Supplemental Disclosures of Cash Flow Information
 Cash payments (receipts) for:
  Interest                                                              $        --      $      38,000
  Income taxes                                                              (84,179)            80,957

Supplemental Schedules of Noncash Investing and Financing Activities
 Treasury stock acquired                                                $        --          $  11,269
 Write-off of investments and deferred revenue                            1,043,758          4,855,330
 Conversion of note receivable and accrued interest into investment:
  Interest receivable                                                            --            113,096


See Notes to Consolidated Financial Statements.

CIRCLE GROUP INTERNET INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Circle Group Internet Inc. and subsidiaries (the "Company") is an Internet company with e-finance, business consulting, e-tailer and software divisions.

A summary of significant accounting policies follows.

Principles of consolidation and presentation: The accompanying consolidated financial statements include the accounts of Circle Group Internet Inc. (the "Parent") and its subsidiaries, On-Line Bedding Corporation, PPI Capital Corp., CGI Capital, Inc., CGI Total Media, Inc., CGI Worldwide, Inc. and Veridisc Corporation, after elimination of all intercompany accounts and transactions.

Use of estimates: The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: Revenue from the sale of products is recognized when the products are shipped. Revenue from web design services is recognized when the services are completed. Non-marketable equity securities received in lieu of cash for business consulting services are recorded in the deferred revenue account at estimated value when received. Revenue from these service contracts are recognized over the life of the contract when it has been determined that there are no uncertainties regarding the realizability of converting these equity securities to cash. This generally occurs after the issuer has completed a public offering or is acquired by a publicly traded company. Cash revenues received in advance from business consulting contracts are deferred and recognized over the life of the contract.

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Notes receivable: Notes receivable are stated at unpaid principal balances, less the allowance for loan losses and net of deferred loan origination fees. Interest on notes is recognized over the term of the loan using the interest method. The accrual of interest on notes is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

Loan origination fees are capitalized and recognized as an adjustment to the yield on the related loan using the straight-line method over the loan term.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for loan losses: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and equipment: Property and equipment are stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated on the accelerated and straight-line methods over the estimated useful lives of the assets.

Valuation - investments: The Company occasionally accepts common stock for its business consulting services. At the date stock is received, the Company values the stock as follows:

     a) Common stock accepted as payment in a transaction from an associated company where there has been no prior public offering, but whose shares have been offered and sold in a significant private placement within the last 90 days, is initially valued based upon the last sale price of shares in the private placement.

     b) Common stock accepted as payment in a transaction from an associated company where there has been no public or significant private placement offering, is initially valued after considering the following criteria: market multiples analysis; acquisition multiples analysis; calculation of market capitalization based on the contemplated private placement sale price; realization of business plan objectives and management team expertise and ability to execute the business plan.

Other non-marketable equity investments are initially recorded at estimated value. Associated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings and losses of these companies is not included in the Company's consolidated statements of operations.

The Company records its ownership interest in equity securities of its associated companies accounted for under the cost method at cost unless the securities have readily determinable fair values based on quoted market prices, in which case these interests would be accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment valuation: On a continuous basis, but no less frequently than at the end of each quarterly reporting period, the Company evaluates the carrying value for financial statement purposes of its interests in each of its associated companies for impairment. These evaluations of impairment are based on achievement of business plan objectives and milestones of each associated company, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the associated company, and other relevant factors. The business plan objectives and milestones that are considered include, among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities. For financial statement purposes, the fair value of the Company's ownership interests in privately held associated companies is generally determined based on the prices paid by third parties for ownership interests in the associated companies, to the extent third party ownership interests exist, or based on the achievement of business plan objectives and the milestones described above.

Available-for-sale securities: Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method.

Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Goodwill: The cost in excess of net assets acquired is capitalized as goodwill and is amortized on a straight-line basis over a fifteen-year period. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and consideration of projected operating cash flows. During the year ended December 31, 2001, the Company recognized an impairment of the goodwill of $27,336 related to its business consulting segment.

Income taxes: The Company and its subsidiaries are included in the consolidated federal income tax return filed by the Parent. Federal income taxes are calculated as if the companies filed on a separate return basis, and the amount of current tax expense or benefit calculated is either remitted to or received from the Parent. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Software development costs: The Company capitalizes software development costs incurred subsequent to the internal release of products for acceptance testing pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred during the application development stage are amortized over periods not exceeding five years, based on the estimated economic life of the product.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Web site development costs: The Company accounts for costs incurred for web site development under Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs. Generally, all costs incurred in the planning and operational phases are expensed as incurred. For costs incurred in other phases, such as application and infrastructure development, graphics development and content development, the Company applies SOP 98-1 in determining whether to capitalize or expense these costs.

New accounting standards: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued effective for all fiscal periods beginning after June 15, 1999. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" was issued to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued further amending SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statements were effective for the Company for the fiscal quarter beginning January 1, 2001 and their adoption did not have a significant impact on its financial position.

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

SFAS No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 was effective for the Company for the fiscal quarter beginning July 1, 2001 and it did not have a significant impact on its financial position.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New accounting standards, not yet adopted: In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not determined the impact of the statement on the Company's financial statements.

Reclassifications: Certain balances at December 31, 2000, have been reclassified to conform with the current year presentation with no effect on results from operations.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  CONTINUING OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $4,947,806 for the year ended December 31, 2001, and as of December 31, 2001, had an accumulated deficit of $16,494,550. At December 31, 2001, the Company had working capital of approximately $500,000 and stockholders' equity of $1,973,923. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, the Company must decrease its cash burn rate, improve its cash position and the revenue base of each segment, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

The Company's plans to generate additional operating capital to implement its business strategy that include:

Improve sales from its e-tailer segment through the resumption of product orders from the Company's major customers in the air and rail transportation industry, as well as new contract awards from its existing customer base of universities and hospitals.

Improvements in the private equity market that will allow the Company to resume its capital raising efforts on behalf of current and new early stage development clients seeking equity capital through its e-finance segment. The e-finance segment generates revenue in the form of commission payments based on the amount of capital raised from its efforts.

Its business consulting segment has contracts pending, and continues to submit bid proposals to perform due diligence and other consulting services on an ongoing basis for local venture capital firms and consulting groups. In addition, this segment continues to derive revenue from its media and web development division.

The Company intends to liquidate one of its investments over the next year that we currently believe will generate additional operating capital.

A plan to reduce operating expenses in the near term through a series of aggressive cost-cutting measures, as well as a gradual reduction in headcount which would incrementally reduce the Company's payroll burden and other employee related expenses.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  CONTINUING OPERATIONS (CONTINUED)

The Company is continuing its efforts to sell, merge, license or enter into a strategic alliance with respect to Verdisc Corporation, its wholly-owned software development subsidiary.

The Company has various investments in companies which currently do not have an established trading market. The Company is looking to explore options with each of those companies to realize value from those investments.

Should additional capital be needed to fund future operations or investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through public or private offerings of the Company's or its subsidiaries' stock. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company. As a result, the Company may need to curtail certain other of its operations or, ultimately, cease operations.

NOTE 3.  INVESTMENTS

Stock Received for Services

As of December 31, 2001 and 2000, the carrying value of investments in stock received for services was $0 and $1,043,758, respectively. No revenue was recognized in either year. In 2001 and 2000, the Company reduced deferred revenue by $1,043,758 and $4,039,330, respectively to recognize losses on investments that management determined to be other than temporary.

                                                       December 31, 2001                  December 31, 2000
                                            ----------------------------------------------------------------------
                                                  Carrying            Cost           Carrying             Cost
                                                    Value             Basis            Value              Basis
                                            ----------------------------------------------------------------------
Stock received for services                  $        --          $  5,283,578    $  1,043,758        $  5,283,578


CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 3.       INVESTMENTS (CONTINUED)

As of December 31, 2001 and 2000, other investments at estimated fair values consist of the following:

                                                       December 31, 2001                  December 31, 2000
                                             ----------------------------------------------------------------------
                                                  Carrying            Cost           Carrying             Cost
                                                    Value             Basis            Value              Basis
                                             ----------------------------------------------------------------------
Preferred stock(A)                           $           --       $          --   $      500,000      $     500,000
Equity securities(A and B)                          191,220           1,000,000        1,000,000          1,000,000
Limited partnership(C)                                   --                  --           36,000            120,000
                                             ----------------------------------------------------------------------
                                             $      191,220       $   1,000,000   $    1,536,000      $   1,620,000
                                             ======================================================================


(A) The Company had an investment of unregistered Series A 8% Cumulative Convertible Preferred Stock for the year ended December 31, 2000. On February 20, 2001, the Company converted its investment into 90,198 common shares of Startech Environmental Corp. The stock has been registered in a 1933 Act registration statement. The common stock trades on the NASDAQ Small Cap trading system under the symbol "STHK." The Company classifies this investment as "Available for Sale"; however management determined the decline in market value of $308,780 was other than temporary and the loss was recognized during the year ended December 31, 2001.

(B) On May 16, 2000, the Company purchased 333,333 shares of common stock of another associated company in a private placement at $3.00 per share. There is no market for its shares. The Company previously valued the holding at its cost basis of $1,000,000. During 2001, the associated company ceased operations and on September 30, 2001, the Company reduced the value of this holding to $0 to recognize a loss on investment.

(C) On October 31, 2000, the Company purchased 6 units of limited partnership interests in a private placement at $20,000 per unit. As of December 31, 2000, the Company recognized an impairment loss of $84,000. During 2001, the Company disposed of the investment and recognized a loss of $2,559.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  NOTES RECEIVABLE

As of December 31, 2001 and 2000, the Company had notes receivable consisting of the following:

                                                2001             2000
                                           -------------------------------
Notes receivable                           $   850,000       $   1,050,000
Less:   Allowance for loan losses             (718,000)           (300,000)
                                           -------------------------------
Notes receivable, net                          132,000             750,000
Less:   Current portion                             --                  --
                                           -------------------------------
Notes receivable, noncurrent               $   132,000       $     750,000
                                           ===============================


The first note, in the amount of $100,000, was due upon the collection of $100,000 in gross proceeds in a private placement or April 30, 2000, whichever comes first. The note bears interest at 10% per annum, payable in cash or in shares of the associated company's common stock. The note is convertible into the associated company's common stock at $3 per share. A valuation allowance in the amount of $100,000 was provided for this note in 2000 and 2001. Interest on the note is current, is recognized as income is received due to the valuation allowance, and the Company extended the maturity date of the note to August 31, 2002.

The second note, in the amount of $200,000, was due upon the earlier of the client receiving $200,000 in gross proceeds in a private placement or May 30, 2000, whichever comes first. The note bears interest at 10% per annum, payable in cash or in shares of the associated company's common stock. In July 2001, the Company received an interest payment of $38,340 from the associated company on the note receivable that brought the interest owed current at that date. In August 2001, the Company entered into a settlement agreement with the associated company. The associated company agreed to repay the entire principal amount and all accrued interest owed on a prior bridge loan made by the Company. In return, the Company agreed to return to the associated company all shares of the common stock of the associated company owned by the Company. The Company received a principal and interest payment of $220,958 on the note receivable, which represents payment in full on the note. A valuation allowance for the note receivable was previously recorded in 2000.

The third note, in the amount of $750,000 is due on August 9, 2005. The note bears interest at 8% per annum, payable quarterly in arrears commencing August 30, 2000. A valuation allowance in the amount of $618,000 was provided for this note at December 31, 2001. In February 2002, the Company converted the note into 375,000 shares of the borrower's common stock and received 206,250 warrants to purchase common stock of the borrower.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  NOTES RECEIVABLE (CONTINUED)

The following is an analysis of the allowance for losses for the years ended December 31, 2001 and 2000:

                                               2001              2000
                                         --------------------------------
Beginning balance                        $   300,000       $   1,888,636
Provision, charged to operations             618,000             516,364
Recoveries                                  (200,000)                 --
Charge offs                                       --          (2,105,000)
                                         --------------------------------
Ending balance                           $   718,000       $     300,000
                                         ================================



At December 31, 2001, all notes receivable were impaired and had specific allocations of the allowance for loan losses. There were cash payments received and interest income recognized in 2001 in the amount of $77,630 on notes that were impaired. There were no cash payments received or interest income recognized in 2000. If interest on these notes had been accrued at their original rates, such income would have approximated $10,000 and $25,055 for the years ended December 31, 2001 and 2000, respectively.

NOTE 5.       PROPERTY, EQUIPMENT AND LEASE COMMITMENTS

Property and equipment are summarized as follows for the years ended December 31, 2001 and 2000:

                                                       2001             2000
                                                 ------------------------------
Machinery and equipment                          $    182,445      $   148,635
Computer equipment and software                       406,427          371,580
Office equipment and furniture                        598,343          425,173
Leasehold improvements                                580,530          566,067
                                                 ------------------------------
                                                    1,767,745        1,511,455
Less accumulated depreciation and amortization       (700,777)        (439,957)
                                                 ------------------------------
                                                 $  1,066,968      $ 1,071,498
                                                 ==============================

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 5.  PROPERTY, EQUIPMENT AND LEASE COMMITMENTS (CONTINUED)

The Company leases its office facilities for $11,880 per month under a noncancelable operating lease which expires in 2004. Taxes, insurance and maintenance are billed when due. Rent expense for the years ended December 31, 2001 and 2000, was $142,910 and $117,850, respectively.

As of December 31, 2001, the minimum commitments under these leases are as follows:

December 31,                                                Amount
---------------------------------------------------------------------
 2002                                                    $   142,560
 2003                                                        142,560
 2004                                                         95,040
                                                        -------------
 Total                                                   $   380,160
                                                        =============



NOTE 6.  CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash accounts with financial institutions. The total cash balances of the Company are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor, per bank. The Company had cash and cash equivalents at December 31, 2001, that exceeded the balance insured by the FDIC or others by approximately $211,000. The Company monitors such credit risk and has not experienced any losses related to such risks.

NOTE 7.  LINE OF CREDIT

During 2000, the Company had a line of credit facility with a financial institution. This line was collateralized by a certificate of deposit maintained by the same financial institution. Borrowings under this line carried a variable interest rate. The line of credit was paid in full and closed during 2000.

NOTE 8.  INCOME TAXES

The deferred net tax assets consist of the following at December 31, 2001 and 2000:

                                                         2001           2000
                                                     ---------------------------
 Tax benefit on federal operating loss carryforward  $ 4,113,283    $ 3,170,802
 Tax benefit on deferred revenue                              --        354,878
 Less valuation allowance                             (4,113,283)    (3,525,680)
                                                     ---------------------------
 Net deferred tax assets                             $        --    $        --
                                                     ===========================

At December 31, 2001, net federal operating losses of approximately $12.1 million are available for carryforward against future years' taxable income and expire through 2021. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9.  COMMON STOCK SPLITS

On November 16, 2000, the Board of Directors declared a 2-for-1 stock split of the outstanding common stock, thereby increasing the number of issued and outstanding shares to 19,747,360. The Board of Directors also amended its articles of incorporation to maintain the par value of the stock at $0.00005.

NOTE 10. STOCK OPTIONS AND WARRANTS

The Company established a Stock Option Plan (the Plan) effective January 2, 1999 which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers. The Company amended the Plan and reserved 4,000,000 shares of common stock for issuance under the amended Plan. During the twelve months ended December 31, 2001 and 2000, the Company granted 0 and 1,634,000 options, respectively. As of those dates, there were 1,818,000 and 2,020,000 outstanding options, respectively. The range of exercise prices is from $1.25 to $5.50. The options may be exercised no later than three years from the date of issuance. The weighted average fair value of options granted by the Company as of December 31, 2001 and 2000, was $2.03 and $5.82, respectively. None of these options have been exercised to date.

A summary of the status of stock options issued by the Company as of December 31, 2001 and 2000, is presented in the following table.

                                                          2001                              2000
                                               ------------------------------------------------------------------
                                                                  Weighted                         Weighted
                                                                   Average                          Average
                                                                  Exercise                         Exercise
                                                Number of          Price            Number of        Price
                                                 Options         Per Option          Options      Per Option
                                               ------------------------------------------------------------------

Outstanding at beginning of year                2,020,000       $    4.73           624,000        $   3.06
Granted                                                --              --         1,634,000            5.12
Cancelled                                        (202,000)           4.94          (238,000)           3.05
                                                ---------                         ---------
Outstanding at end of year                      1,818,000            2.81         2,020,000            4.73
                                                =========                         =========
Exercisable at end of year                      1,818,000            2.81         2,020,000            4.73
                                                =========                         =========

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 10. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table sets forth additional information about stock options outstanding at December 31, 2001:

                                                       Weighted
                                                        Average            Weighted
                                                       Remaining            Average
    Exercise                   Options                Contractual          Exercise       Options
     Prices                  Outstanding                 Life                Price      Exercisable
-------------------------------------------------------------------------------------------------------
     $1.25                      80,000                0.17 years        $   1.25              80,000
      5.00                   1,338,000                1.17 years            5.00           1,338,000
      5.50                     400,000                1.17 years            5.50             400,000
                            ----------                                                    ----------
                             1,818,000                2.06 years            4.73           1,818,000
                            ==========                                                    ==========


The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method as prescribed under APB No. 25, Accounting for Stock Issued to Employees.

During 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which defines a fair value based method of accounting for stock options or similar equity instruments. The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 in accounting for employee stock options. Accordingly, the Company has elected to account for its stock-based compensation plan under APB Opinion No. 25, an accounting standard under which related compensation need not be recognized in the year of the grant. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the year ended December 31, 2001 and 2000, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the weighted average assumptions as follows:

                                                                2000
                                                         ----------------
Weighted average fair value per option granted            $     5.82
Risk-free interest rate                                         6.00%
Expected dividend yield                                         0.00%
Expected lives                                                  2.06
Expected volatility                                               --

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 10. STOCK OPTIONS AND WARRANTS (CONTINUED)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of options would be amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                 2001               2000
                                            -----------------------------------
Net loss                                    $  (4,947,806)    $   (4,654,399)
Net loss (pro forma)                           (7,955,416)        (7,867,039)
Basic net loss per share as reported                (0.25)             (0.24)
Basic net loss per share (pro forma)                (0.40)             (0.40)




There are warrants outstanding to purchase 920,720 shares of the Company's common stock at prices ranging from $0.625 to $5.00 per share. These warrants expire at various dates through August 2003. During 2000, $9,900 was expensed as operational consulting services.

NOTE 11. NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share does not include options and warrants as they would be anti-dilutive in 2001 and 2000 due to the net loss.

                                                  2001               2000
                                            ------------------------------------
Net loss                                    $   (4,947,806)    $   (4,654,399)
Weighted average of common shares               19,850,186         19,788,241
Basic and diluted net loss per
  weighted average share                    $        (0.25)    $        (0.24)


NOTE 12. SEGMENT REPORTING

The Company has organized its business units into four reportable segments: e-finance, business consulting, e-tailer and software development. The e-finance segment is a broker-dealer that offers and sells securities in private placements. The business consulting segment develops distinctive websites and provides business consulting services. The e-tailer segment is a manufacturer and distributor of pillows, blankets, and other bedding products. The software development subsidiary produces and markets a patent-pending digital rights management (DRM) system that guides consumers to register and authorize access to multimedia content and commercial software via the Internet when utilizing the material on their computers. The corporate operations consist of formal and informal operational consulting services provided to client companies and support services provided to the operating segments. The Company also has subsidiaries, which do not meet the quantitative thresholds for reportable segments.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 12. SEGMENT REPORTING (CONTINUED)

The Company's management reviews the operating companies' income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. Goodwill and the related amortization are principally attributable to the business consulting segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

A. Reportable Segment Data at December 31, 2001 and 2000, was as follows:




                                              2001                2000
                                        ------------------------------------
Sales to External Customers

 E-finance                               $       360          $    426,735
 Business consulting                          20,551                53,270
 E-tailer                                    489,201             1,048,987
 Software development                             --                    --
                                        ------------------------------------
   TOTAL SALES TO EXTERNAL CUSTOMERS     $   510,112          $  1,528,992
                                        ====================================
Intersegment Revenues

 E-finance                               $        --          $         --
 Business consulting                              --                    --
 E-tailer                                         --                    --
 Software development                             --                    --
                                        ------------------------------------
   TOTAL INTERSEGMENT REVENUES           $        --          $         --
                                        ====================================
Interest Income

 E-finance                               $   173,494          $    215,301
 Business consulting                          10,488               217,568
 E-tailer                                     12,611                 9,945
 Software development                             --                    --
                                        ------------------------------------
   TOTAL INTEREST REVENUE                $   196,593          $    442,814
                                        ====================================
Interest Expense

 E-finance                               $        --          $         --
 Business consulting                              --               (25,997)
 E-tailer                                         --                (8,230)
 Software development                             --                    --
                                        ------------------------------------
   TOTAL INTEREST EXPENSE                $        --          $    (34,227)
                                        ====================================

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 12. SEGMENT REPORTING (CONTINUED)
                                                   2001               2000
                                             ----------------------------------
Depreciation and Amortization
 E-finance                                   $      (9,867)      $     (11,417)
 Business consulting                              (249,453)           (231,906)
 E-tailer                                              (36)                (18)
 Software development                               (6,639)                 --
                                             ----------------------------------
   TOTAL DEPRECIATION AND AMORTIZATION       $    (265,995)      $    (243,341)
                                             ==================================
Net Profit (Loss):
 E-finance                                   $  (1,245,490)      $    (525,662)
 Business consulting                            (3,512,354)         (4,187,442)
 E-tailer                                          101,013             237,685
 Software development                             (262,031)           (176,836)
                                             ----------------------------------
   NET (LOSS)                                $  (4,918,862)      $  (4,652,255)
                                             ==================================
Total Assets
 E-finance                                   $     190,924       $   4,015,820
 Business consulting                             2,277,452           8,229,353
 E-tailer                                          469,902             386,377
 Software development                               79,927                  --
                                             ----------------------------------
   TOTAL ASSETS                              $   3,018,205       $  12,631,550
                                             ==================================
Expenditures for Segment Assets
 E-finance                                   $          --       $      55,009
 Business consulting                               236,799             263,385
 E-tailer                                            1,921                 177
 Software development                               86,566                  --
                                             ----------------------------------
   TOTAL EXPENDITURES FOR SEGMENTS' ASSETS   $     325,286       $     318,571
                                             ==================================

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 12. SEGMENT REPORTING (CONTINUED)

B. Reconciliation of Segment Information

                                                 2001               2000
                                           -----------------------------------
Revenues
--------
 Total revenues for reportable segments     $    510,112        $   1,528,992
 Other revenue                                        --                   --
 Elimination of intersegment revenues                 --                   --
                                           -----------------------------------
   CONSOLIDATED TOTAL                       $    510,112        $   1,528,992
                                           ===================================
Net Loss
--------
Total reportable segments' net loss         $ (4,918,862)       $  (4,652,255)
 Unallocated amounts:
   Amortization of goodwill                       (1,608)              (2,144)
   Impairment of goodwill                        (27,336)                  --
                                           -----------------------------------
     NET LOSS                               $ (4,947,806)       $  (4,654,399)
                                           ===================================
Assets
------
 Total assets for reportable segments       $  3,018,205        $  12,631,550
 Other assets                                         --
 Goodwill not allocated to segments                   --               28,944
 Eliminations on consolidation                  (761,010)          (4,360,055)
                                           -----------------------------------
   CONSOLIDATED ASSETS                      $  2,257,195        $   8,300,439
                                           ===================================

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 13. NET CAPITAL REQUIREMENTS

CGI Capital, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. CGI Capital, Inc. was in compliance with such requirements at December 31, 2001 and 2000.

NOTE 14. RELATED PARTY TRANSACTIONS

In 1999, the Company drew down $300,000 from its line of credit to purchase a certificate of deposit. The certificate of deposit was pledged to secure a personal line of credit for the Chairman of the Board of Directors. The certificate of deposit paid interest yearly at 6.77% and was scheduled to mature on March 7, 2003. The certificate of deposit was collateralized by 60,000 shares of the common stock of the Company owned by the Chairman of the Board of Directors. This certificate of deposit was redeemed and the line of credit replenished in the amount of $300,000 on June 15, 2000.

During 2000, On-Line Bedding had a note payable to the President of On-Line Bedding in the amount of $57,429. The note was paid in full and a lump sum interest payment of $8,230 was paid to the President related to the note during 2000.

NOTE 15. SUBSEQUENT EVENT

As of March 2002, the Company has raised $347,000 through sales of its common stock.

                                    PART III

                                INDEX TO EXHIBITS



         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------
                2.1              Articles of Incorporation of Circle Group Internet Inc. [Incorporated by
                                 reference to Exhibit 2.1 to Circle Group's Form 10-SB (SEC File No.
                                 000-27841)]

                2.2              Bylaws of Circle Group Internet Inc. [Incorporated by reference to
                                 Exhibit 2.2 to Circle Group's Form 10-SB (SEC File No. 000-27841)]

                3.1              Specimen Certificate for Common Stock [Incorporated by reference to
                                 Exhibit 3.1 to Circle Group's Form 10-SB (SEC File No. 000-27841)]

                6.1              Gregory J. Halpern Employment Agreement, dated January 2, 1999 and
                                 Addendum [Incorporated by reference to Exhibit 6.1 to Circle Group's
                                 Form 10-SB (SEC File No. 000-27841)]

                6.2              Arthur Tanner Employment Agreement, dated June 1, 1999 [Incorporated by reference to Exhibit 6.2 to Circle Group's Form 10-SB (SEC File No.
                                 000-27841)]

                6.3              Michael Theriault Employment Agreement, dated June 1, 1999 [Incorporated by reference to Exhibit 6.3 to Circle Group's Form 10-SB (SEC File No.
                                 000-27841)]

                6.4              Dana Dabney Employment Agreement, dated January 2, 1999 [Incorporated by reference to Exhibit 6.4 to Circle Group's Form 10-SB (SEC File No.
                                 000-27841)]

                6.5              Circle Group Internet Inc. 1999 Stock Option Plan [Incorporated by
                                 reference to Exhibit 6.5 to Circle Group's Form 10-SB (SEC File No.
                                 000-27841)]

                6.6              Industrial Lease Agreement between CLO Enterprises and Circle Group
                                 Internet Inc., dated May 20, 1999 [Incorporated by reference to Exhibit
                                 6.6 to Circle Group's Form 10-SB (SEC File No. 000-27841)]

                6.7              Industrial Lease Agreement between CLO Enterprises and Circle Group
                                 Internet Inc., dated June 18, 1999 [Incorporated by reference to Exhibit
                                 6.7 to Circle Group's Form 10-SB (SEC File No. 000-27841)]

                21.1             Subsidiaries of the Registrant is filed with this report and marked as
                                 Exhibit "A".

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 1, 2002               CIRCLE GROUP INTERNET INC.


                                    By: /s/ Gregory J. Halpern
                                       -----------------------
                                    Name: Gregory J. Halpern
                                    Title: Chairman of the Board, President and
                                           Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                         SIGNATURES                               DATE
                         ----------                               ----
/s/ Gregory J. Halpern                                        April 1, 2002
----------------------
Gregory J. Halpern
Director, President and Chief Executive Officer
(principal executive officer)

/s/ Dana L. Dabney                                            April 1, 2002
------------------
Dana L. Dabney
Director and Vice President of Sales

/s/ Steve H. Salgan                                           April 1, 2002
-------------------
Steve H. Salgan, M.D.
Director

/s/ Edward L. Halpern                                         April 1, 2002
---------------------
Edward L. Halpern
Director

/s/ Stanford J. Levin                                         April 1, 2002
---------------------
Stanford J. Levin
Director



                         SIGNATURES                               DATE
                         ----------                               ----
/s/ Arthur Tanner                                             April 1, 2002
-----------------
Arthur Tanner
(principal financial and accounting officer)
