Form 10QSB
period 2002-03-31
CIRCLE GROUP INTERNET INC
filed 2002-05-15
CIK 1052257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

The registrant has a single class of common stock, of which there are 20,032,715 as of May 15, 2002.



         Transitional Small Business Disclosure Format (Alternative 2):
                                 Yes  X     No
                                     ---     ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Circle Group Internet Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2002

ASSETS
-----------------------------------------------------------------

Current Assets
  Cash and cash equivalents                            $  353,046
  Accounts receivable                                      52,802
  Interest receivable and other assets                     18,708
  Employee loans and advances                              15,192
  Inventories                                              46,576
                                                       ----------

    TOTAL CURRENT ASSETS                                  486,324
                                                       ----------

Property and equipment, net of accumulated
 depreciation 2002 $755,592                             1,014,838
                                                       ----------

Other Assets
  Investments                                             354,789
  Notes Receivable, net of allowance for loan                  --
   losses 2002 $100,000
  Deposits and others                                      13,229
  Software development, net of accumulated
   amortization 2002 $10,349                               93,145
                                                       ----------
                                                          461,163
                                                       ----------

                                                       $1,962,325
                                                       ==========

                See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------

Current Liabilities
  Accounts payable and other liabilities           $    332,465
                                                   ------------

    TOTAL LIABILITIES                                   332,465
                                                   ------------



Stockholders' Equity
  Common stock, $.00005 par value; authorized
   50,000,000 shares; issued and outstanding
   2002 20,028,715 shares                                 1,001
  Additional paid-in capital                         18,894,411
  Accumulated deficit                               (17,285,852)
  Accumulated other comprehensive income                 31,569
  Treasury stock, at cost                               (11,269)
                                                   ------------
                                                      1,629,860
                                                   ------------


                                                   $  1,962,325
                                                   ============

                  Circle Group Internet Inc. and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
                Three Month Period Ended March 31, 2002 and 2001


                                                      2002             2001
--------------------------------------------------------------------------------

Revenues:
  Products                                       $    116,543      $    134,157
  Services                                             16,899             3,500
                                                 ------------------------------
                                                      133,442           137,657
                                                 ------------------------------

Cost of revenues:
  Products                                             87,307            95,632
  Services                                            324,478           247,079
                                                 ------------------------------
                                                      411,785           342,711
                                                 ------------------------------

Operating expenses:
  Selling, general and administrative                 534,006         1,007,013
                                                 ------------------------------
                                                      534,006         1,007,013
                                                 ------------------------------
    Operating (loss)                                 (812,349)       (1,212,067)
                                                 ------------------------------

Other income:
  Other income                                            554             2,500
  Interest income                                      20,493            52,529
                                                 ------------------------------
                                                       21,047            55,029
                                                 ------------------------------

    Net (loss)                                   $   (791,302)     $ (1,157,038)
                                                 ==============================

Loss per Share - Basic and Diluted               $      (0.04)     $      (0.06)
                                                 ==============================

Weighted Average Number of Shares                  19,999,648        19,840,014
                                                 ==============================



                See Notes to Consolidated Financial Statements.

                  Circle Group Internet Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
                Three Month Period Ended March 31, 2002 and 2001



                                                                                       2002                 2001
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                                       $  (791,302)          $(1,157,038)
  Adjustments to reconcile net (loss) to net
   cash (used in) operations:
   Depreciation and amortization                                                        59,989                59,965
   Stock issued for employee compensation                                                   --                90,000
   Stock issued for services                                                            57,420                50,390
   (Increase) decrease in:
     Accounts receivable                                                                22,251                54,170
     Interest receivable and other assets                                                   --                94,429
     Deposits                                                                              389                   390
   Increase (decrease) in:
     Accounts payable and other liabilities                                             49,193               (95,455)
                                                                                   ---------------------------------
       Cash flows (used in) operating activities                                      (602,060)             (903,149)
                                                                                   ---------------------------------

Cash Flows From Investing Activities:
  Employee loans and advances                                                            4,531                 1,519
  Purchase of property and equipment                                                    (2,685)             (187,198)
  Capitalized software development costs                                               (34,498)                   --
                                                                                   ---------------------------------
       Cash flows (used in) investing activities                                       (32,652)             (185,679)
                                                                                   ---------------------------------

Cash Flows From Financing Activities:
  Excerise of warrants                                                                  10,000                    --
  Net proceeds from sale of stock                                                      348,250                    --
                                                                                   ---------------------------------
       Cash flows provided by investing activities                                     358,250                    --
                                                                                   ---------------------------------

       Net (decrease) in cash and cash equivalents                                    (276,462)           (1,088,828)

Cash and cash equivalents, at beginning of period                                      629,508             3,569,090
                                                                                   ---------------------------------

Cash and cash equivalents, at end of period                                        $   353,046           $ 2,480,262
                                                                                   =================================


Supplemental Disclosures of Cash Flow Information:

   Income Taxes                                                                    $        --           $   (84,179)
                                                                                   =================================

Supplemental Schedule of Noncash Investing and Financing Activities:
  Conversion of note receivable into investment                                    $   132,000           $        --
                                                                                   =================================




                See Notes to Consolidated Financial Statements.

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

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 was effective for the Company for the fiscal quarter beginning January 1, 2002. Adoption of the rule did not have an impact on the Company' financial position or results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the Retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on the Company's financial statements or results of operations.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the statement was effective for the Company for the fiscal quarter beginning January 1, 2002 and it did not have an impact on its financial position or results of operations.

NOTE 2 - CONTINUING OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

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

The Company has generated $348,250 in additional operating capital through sales of its common stock in an ongoing private placement offering during the first quarter of 2002. In addition, the Company intends to liquidate one of its investments over the next year that will generate additional operating capital.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  - NOTES RECEIVABLE

The Company has a note receivable in the amount of $100,000 that is fully reserved for losses. Interest payments on the note are current and are recognized as income as received. The note is due on August 31, 2002.

The Company had a note receivable in the amount of $750,000 that was due on August 9, 2005. The note bore interest at 8% per annum and was payable quarterly in arrears.

NOTE 4 - INVESTMENTS

In February 2002, the Company converted a note receivable in the amount of $750,000 into 375,000 shares of the borrower's common stock and received 206,250 warrants to purchase common stock of the borrower. The investment was valued at $132,000, which is its cost basis of $750,000 less a valuation allowance of $618,000.

On February 20, 2001, the Company converted its Series A 8% Cumulative Convertible Preferred Stock investment into 90,198 common shares of Startech Environmental Corp. The stock has been registered in a 1933 Act registration statement. The common stock trades on the NASDAQ Small Cap trading system under the symbol "STHK." The Company classified this investment as "Available-for-Sale." At December 31, 2001, management determined that a decline in market value of the security of $308,780 was other than temporary and the loss was recognized during the year ended December 31, 2001. For the quarter ended March 31, 2002, the Company recorded an unrealized gain of $31,569 through other comprehensive income.

NOTE 5 - NONCASH FINANCING ACTIVITIES

The Company issued 22,968 shares of common stock to a consultant as partial payment for professional services rendered. The fair value of the stock at the time of issuance was $2.50 per share. The total amount of $57,420 was charged to operations.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended March 31, 2002 and 2001 was $0.04 and $0.06, respectively. Net loss per share does not include options and warrants, as they would be anti-dilutive in 2002 and 2001 due to the net loss in those periods.


                                                       Three Months ended
                                                            March 31,
                                                      2002              2001
                                                 ------------      ------------
Numerator:
  Net Loss                                       $   (791,302)     $ (1,157,038)
                                                 ------------      ------------
Denominator:
  Weighted average of common Shares                19,999,648        19,840,014
                                                 ------------      ------------
Basic and Diluted net loss per share             $      (0.04)     $      (0.06)
                                                 ============      ============

NOTE 7 - SEGMENT INFORMATION

Description of products and services from reportable segments:

The Company organizes its business units into four reportable segments: e-finance, business consulting, e-tailer and software development.


Measurement of segment profit or loss and segment assets:

The Company reviews the operating companies income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Intersegment transactions: Intersegment transactions are recorded at cost.

Factors management used to identify the reportable segments:

The Company's reportable segments consist of a wholly owned distributor of pillows, blankets and other bedding products to airlines, hospitals and other commercial and institutional customers and an investment banking subsidiary that is a fully licensed broker-dealer with activities focused on the internet sector and, more generally, on issuers who seek to market their stock offerings to investors with a technology interest.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SEGMENT INFORMATION (CONTINUED)


The software development subsidiary produces and markets a patent-pending digital rights management (DRM) system that guides consumers to register and authorize access to multimedia content and commercial software via the Internet when utilizing the material on their computers.

Summarized financial information of the Company's results by operating segment is as follows:


                                                      For Three Months ended
                                                             March 31,
                                                     2002               2001
                                                 -----------        -----------

Net Revenue:
  E-Finance                                      $        --        $        --
  Business Consulting                                 16,889              3,500
  E-tailer                                           116,543            134,157
  Software Development                                    --                 --
                                                 -----------        -----------

                                                 $   133,442        $   137,657
                                                 ===========        ===========

Operating Income (Loss):
  E-Finance                                      $    (3,305)       $    (2,621)
  Business Consulting                               (793,789)        (1,033,877)
  E-tailer                                          (228,029)            23,263
  Software Development                                (6,226)          (198,296)
                                                 -----------        -----------

                                                 $(1,031,349)       $(1,211,531)
                                                 ===========        ===========

Net Income(Loss) Before Taxes:
  E-Finance                                      $    15,481        $    41,756
  Business Consulting                               (573,430)        (1,027,101)
  E-tailer                                          (227,127)            27,139
  Software Development                                (6,226)          (198,296)
                                                 -----------        -----------


Consolidated net loss before
Income Taxes                                     $  (791,302)       $(1,157,038)
                                                 ===========        ===========

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SEGMENT INFORMATION (CONTINUED)

                                                           March 31,
Total Assets:                                       2002                 2001
                                                -----------          -----------
   E-Finance                                    $   206,405          $ 4,057,576
   Business Consulting                            1,949,948            7,602,817
   E-Tailer                                         275,410              405,797
   Software                                         108,372                   --
                                                -----------          -----------
                                                $ 2,540,135          $12,066,190
                                                ===========          ===========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Circle Group Internet Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2002 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, and legislative/regulatory changes, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this filing. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

BACKGROUND

Circle Group is a technology and consulting company with e-finance, business consulting, e-tailer, and software development divisions. Our business is built around the common theme of Internet-enhanced operations.

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

SUMMARY OF FINANCIAL RESULTS

Total assets decreased by approximately $295,000 to $1,962,325 at March 31, 2002 from $2,257,195 at December 31, 2001. The decrease in total assets resulted primarily from operating expenses for that period.

Total equity decreased by approximately $344,000 to $1,629,860 at March 31, 2002, from $1,973,923 at December 31, 2001. The decrease in equity was primarily comprised of the net loss for the three months ended March 31, 2002 of $791,302, offset by the sale of common stock which raised $348,250.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2001

Revenues

Revenues did not change significantly for the three months ended March 31, 2002 from the three months ended March 31, 2001. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                               Three months ended March 31,
                                                 2002              2001
                                               -----------------------------

     Business Consulting                        $  16,899        $   3,500
     E-Finance                                         --               --
     E-tailer                                     116,543          134,157
     Software Development                              --               --
                                                ---------        ---------
      Total Revenues                            $ 133,442        $ 137,657
                                                =========        =========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $473,000 or approximately 47% to $534,006 for the three months ended March 31, 2002 from the three months ended March 31, 2001.

Other income

Other income for the three months ended March 31, 2002 included $20,493 in interest income as compared to $52,529 in interest income for the comparable period in fiscal 2001.

Net loss

We reported a net loss of $791,302 for the three months ended March 31, 2002 as compared to a net loss of $1,157,038 for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had working capital of $153,859, a decrease of $352,437 from December 31, 2001. At March 31, 2002, our cash on hand decreased to $353,046 from $629,508 at December 31, 2001.

Net cash used by operating activities was $602,060 for the three months ended March 31, 2002 as compared to net cash used by operating activities of $903,149 for the three months ended March 31, 2001.

Net cash used by investing activities was $32,652 for the three months ended March 31, 2002, compared to $185,679 for the three months ended March 31, 2001.

Net cash provided by financing activities was $358,250 for the three months ended March 31, 2002 compared to $0 for the three months ended March 31, 2001.

We have primarily funded our operations through the sale of our common stock. Other than our working capital and available-for-sale securities, we do not presently have any additional sources of liquidity.

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

To successfully grow the individual segments of the business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances. We also depend on certain important employees, and the loss of any of those employees may harm our business.

We have generated $348,250 in additional operating capital through sales of our common stock in an ongoing private placement offering during the first quarter of 2002. In addition, we intend to liquidate one of our investments over the next year that will generate additional operating capital.

SPECIAL CAPITAL CONSIDERATIONS OF CGI CAPITAL

CGI Capital, a wholly owned subsidiary of Circle Group must follow the SEC's Uniform Net Capital Rule, Rule 15c3-1, which is designed to measure the financial integrity and liquidity of a broker-dealer, and the minimum net capital deemed necessary to meet its commitments to its customers. Rule 15c3-1 provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items as calculated by the rule. As of this date, CGI Capital is required to maintain a minimum net capital of $5,000. As of March 31, 2002, it had net capital in excess of the minimum net capital required of $36,323. The minimum net capital required is based upon the nature of CGI Capital's broker-dealer business. If CGI Capital remains principally engaged in the offer and sale of private placement securities, then its net capital requirement remains at $5,000.

ACCOUNTING STANDARDS

In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 was effective for us for the fiscal quarter beginning January 1, 2002. Adoption of the rule did not have an impact on our financial position or results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on our financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the statement was effective for Circle Group for the fiscal quarter beginning January 1, 2002 and it did not have an impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING
FORWARD-LOOKING STATEMENTS

Statements contained in this filing which are not statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are made by us based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting Circle Group will be those anticipated by management, and there are a number of factors that could adversely affect Circle Group's future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth below:

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-QSB, we sold 139,300 shares of our common stock at $2.50 per share for a total offering price of $348,250. The shares were issued under an exemption from registration pursuant to Rule 506 of Regulation D promulated under the Securities Act of 1933, as amended. We used the proceeds from the sales for general working capital purposes.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

            Exhibit No.                        Description
            --------------                     --------------
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


                                        CIRCLE GROUP INTERNET INC.
                                        (Registrant)


Date:  May 15, 2002
                                     By:  /s/ Gregory J. Halpern,
                                       ---------------------------------------
                                       Gregory J. Halpern, President and Chief
                                       Executive Officer



                                     By:  /s/ Arthur C. Tanner,
                                       ---------------------------------------
                                     Arthur C. Tanner, Chief Financial Officer



                                     By:  /s/  James H. Schneider,
                                       ---------------------------------------
                                     James H. Schneider, Principal Accounting
                                     Officer