Form 10QSB
period 2002-06-30
CIRCLE GROUP INTERNET INC
filed 2002-08-14
CIK 1052257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

      The registrant has a single class of common stock, of which there are 20,375,915 shares issued and outstanding as of August 14, 2002.

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

CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2002

                                 ASSETS

Current Assets

  Cash and cash equivalents                                            $ 60,213
  Accounts receivable                                                    79,475
  Interest receivable and others                                         18,708
  Employee loans and advances                                            12,123
  Inventories                                                            46,576
                                                                        -------
    Total current assets                                                217,094
                                                                       --------

Property and Equipment, net of accumulated
  depreciation of $810,426                                              960,004
                                                                       --------

Other Assets
  Investments                                                           153,716
  Notes receivable, net of allowance for loan
   losses of $100,000                                                         -
  Deposits and others                                                    12,840
                                                                        -------
                                                                        166,556



TOTAL ASSETS                                                        $ 1,343,655
                                                                   ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities,
  Accounts payable and other liabilities                              $ 435,731
                                                                     ----------

Stockholders' Equity
  Common stock, $0.00005 par value; 50,000,000
   shares authorized; 20,375,915 shares issued
   and outstanding                                                        1,019
  Additional paid-in capital                                         19,492,893
  Accumulated deficit                                               (18,598,371)
  Accumulated other comprehensive income                                 23,651
  Treasury stock, at cost                                               (11,269)
                                                                        --------
                                                                        907,924


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,343,655
                                                                    ============
See Notes to Consolidated Financial Statements

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         For Three Months ended                  For Six Months ended
                                                                 June 30,                               June 30,
                                                              2002              2001                 2002              2001
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Products                                                 $ 132,007         $106,391             $ 248,550         $ 240,548
  Services                                                    17,450           16,225                34,349            19,725
                                                          --------------------------------------------------------------------
                                                             149,457          122,616               282,899           260,273
                                                          --------------------------------------------------------------------

Cost of Revenues:
  Products                                                    97,325          103,297               184,632           198,929
  Services                                                   659,983          240,271               984,461           487,350
                                                          --------------------------------------------------------------------
                                                             757,308          343,568             1,169,093           686,279
                                                          --------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                        612,835          539,883             1,146,841         1,546,896
  Reduction of long-lived assets                              93,145                -                93,145                 -
                                                          --------------------------------------------------------------------
                                                             705,980          539,883             1,239,986         1,546,896
                                                          --------------------------------------------------------------------
     Operating (loss)                                     (1,313,831)        (760,835)           (2,126,180)       (1,972,902)
                                                          --------------------------------------------------------------------
Other incomes (expenses):
  Other income                                                 4,087              180                 4,641             2,680
  Interest income                                                391           47,899                20,884           100,428
  Realized (loss) on securities                               (3,165)               -                (3,165)                -
                                                          --------------------------------------------------------------------
                                                               1,312           48,079                22,359           103,108
                                                          --------------------------------------------------------------------


     Net (loss)                                          $(1,312,518)      $ (712,756)          $(2,103,820)      $(1,869,794)
                                                         =====================================================================

Loss per Share - Basic and Diluted                           $ (0.06)         $ (0.04)              $ (0.10)          $ (0.09)
                                                         =====================================================================

Weighted Average Number of Shares                         20,241,582       19,846,014            20,120,615        19,843,014

See Notes to Consolidated Financial Statements

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTH PERIOD ENDED JUNE 30, 2002 AND 2001



For Six Months ended June 30,                                                          2002                   2001
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                                           $(2,103,820)           $(1,869,794)
  Adjustments to reconcile net (loss) to net
   cash (used in) operations:
   Depreciation and amortization                                                           114,824                125,830
   Stock issued for employee compensation                                                        0                 90,000
   Stock issued for services                                                               597,920                 50,390
   Realized loss on securities                                                               3,165                      -
   Reduction of long-lived assets                                                           93,145                      -
   (Increase) decrease in:
     Accounts receivable                                                                    (4,422)                12,641
     Interest receivable and others                                                            778                102,041
   Increase (decrease) in:
     Accounts Payable and Accrued Expenses                                                 152,459               (270,763)
                                                                                 -----------------------------------------
   Cash flows (used in) operating activities                                            (1,145,951)            (1,759,655)
                                                                                 -----------------------------------------

Cash Flows From Investing Activities:
  Employee loans and advances                                                                7,600                  6,538
  Purchase of property and equipment                                                        (2,685)              (223,215)
  Capitalized software development costs                                                   (34,498)                     0
  Proceeds from sales of securities                                                        189,990                      0
                                                                                 -----------------------------------------
   Cash flows provided by (used in) investing activities                                   160,407               (216,677)
                                                                                 -----------------------------------------

Cash Flows From Financing Activities:
  Exercise of warrants                                                                      10,000                      -
  Net proceeds from sales of stock                                                         406,250                      -
                                                                                 -----------------------------------------

   Cash flows provided by financing activities                                             416,250                      -
                                                                                 -----------------------------------------

     Net (decrease) in cash and cash equivalents                                          (569,295)            (1,976,332)

Cash and cash equivalents, at beginning of period                                          629,508              3,569,090
                                                                                 -----------------------------------------

Cash and cash equivalents, at end of period                                       $         60,213            $ 1,592,758
                                                                                 =========================================


Supplemental Disclosures of Cash Flow Information:
  Cash receipts for:
    Income Taxes                                                                  $             -               $ (84,179)

Supplemental schedule of noncash investing and financing activities:
  Conversion of notes receivable into investment                                         $ 132,000                    $ -



See Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

New Accounting Standards

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the Retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the statement was effective for the Company for the fiscal quarter beginning January 1, 2002 and it did not have an impact on its financial position.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2002, FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

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

The Company has generated approximately $416,000 in additional operating capital through sales of its common stock in an ongoing private placement offering during the first six months of 2002. In addition, the Company liquidated one of its investments in second quarter of 2002 and generated approximately $190,000 in additional operating capital.

NOTE 3  - NOTES RECEIVABLE

The Company has a note receivable in the amount of $100,000 that is fully reserved for losses. The note is currently in default and immediate demand for payment in full has been made. The note is due on August 31, 2002.

NOTE 4 - INVESTMENTS

As of June 30, 2002, included in investments are available-for-sale securities primarily consisting of common stock investments. Available-for-sale securities are carried at fair value based on quoted market prices. Available-for-sale securities at June 30, 2002 included 11,998 shares of Startech Environmental Corp. valued at $21,716. A net unrealized holding gain of $23,651 has been reflected in other comprehensive income in the equity section of the consolidated balance sheet.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMPREHENSIVE LOSS

The components of the Company's comprehensive loss are as follows:

                                        Three Months ended                Six Months ended
                                             June 30,                         June 30,
                                        2002          2001               2002           2001
                                    -----------------------------    ------------------------------
Net (loss)                            $(1,312,518)    $(712,756)       $(2,103,820)   $(1,869,794)
Unrealized Gain (Loss) on
  available for sale securities            (7,918)      32,471             23,651         (61,638)
                                      ------------    ----------       ------------   ------------
Comprehensive (loss)                  $(1,320,436)    $(680,285)       $(2,080,169)   $(1,931,432)
                                      ============    ==========       ============   ============

Due to the Company's net loss for each of the periods presented above, there are no tax effects allocated to any components of comprehensive net loss for each of the periods.

NOTE 6 - NONCASH FINANCING ACTIVITIES

During 2002, the Company issued 346,968 shares of common stock to consultants as payment for professional services rendered. The fair value of the stock at the time of issuance ranged from $0.75 to $2.50 per share. The total amount of $597,920 was charged to operations.

NOTE 7 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended June 30, 2002 and 2001 was $0.06 and $0.04, respectively and for six months ended June 30, 2002 and 2001 was $0.10 and $0.09, respectively. Net loss per share does not include options and warrants, as they would be anti-dilutive in 2002 and 2001 due to the net loss in those periods.


                                            Three Months ended                            Six Months ended
                                                     June 30,                                 June 30,
                                           2002                   2001                  2002             2001
                                      ----------------         ---------------    --------------     ---------------
Numerator:
  Net Loss                             $ (1,312,518)       $   (712,756)          $(2,103,820)      $(1,869,794)
                                      ----------------       ---------------       ----------------  ---------------
Denominator:
  Weighted average of common Shares      20,241,582          19,846,014            20,120,615        19,843,014
                                      ----------------       ---------------       ----------------  ---------------
Basic and Diluted net loss per share   $      (0.06)       $      (0.04)          $     (0.10)      $     (0.09)
                                      ================       ===============       ================  ===============

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

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Segment Information (Continued)

Summarized financial information of the Company's results by operating segment is as follows:

                                    Three Months ended                 Six Months ended
                                  June 30,                         June 30,
                                    2002          2001               2002            2001
                               -----------------------------    -------------------------------
Net Revenue:
  E-Finance                               $ -           $ -                 $ -            $ -
  Business Consulting                  17,450        16,225              34,349         19,725
  E-tailer                            132,007       106,391             248,550        240,548
  Software Development                      -             -                   -              -
                               -----------------------------    -------------------------------
                                    $ 149,457     $ 122,616           $ 282,899      $ 260,273
Operating Income (Loss):
  E-Finance                          $ (6,562)     $ (2,931)           $ (9,867)      $ (5,552)
  Business Consulting              (1,211,340)     (720,136)         (2,005,130)    (1,732,821)
  E-tailer                             (1,905)       10,864             (10,934)        12,399
  Software Development                (94,024)      (48,632)           (100,249)      (246,928)
                               -----------------------------    -------------------------------
                                  $(1,313,831)   $ (760,835)        $(2,126,180)   $(1,972,902)
Net Income(Loss) before tax:
  E-Finance                          $ (6,545)     $ 27,574             $ 8,936       $ 69,330
  Business Consulting              (1,210,606)     (684,581)         (2,003,035)    (1,712,218)
  E-tailer                             (1,342)       (7,117)             (9,472)        20,022
  Software Development                (94,024)      (48,632)           (100,249)      (246,928)
                               -----------------------------    -------------------------------
                                  $(1,312,517)   $ (712,756)        $(2,103,820)   $(1,869,794)

                                              June 30,
Total Assets:                        2002                 2001
                                 -----------           -----------
  E-Finance                    $    173,860          $  1,968,150
  Business Consulting               950,216             3,042,196
  E-Tailer                          205,230               400,416
  Software                           14,349                    --
                                --------------       -------------
                                $ 1,343,655          $  5,410,762
                                ==============         ==========

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

SUMMARY OF FINANCIAL RESULTS

Total assets decreased by approximately $913,000 to $1,343,655 at June 30, 2002 from $2,257,195 at December 31, 2001. The decrease in total assets resulted primarily from operating expenses for that period.

Total equity decreased by approximately $1,065,000 to $907,924 at June 30, 2002, from $1,973,923 at December 31, 2001. The decrease in equity was primarily comprised of the net loss for the six months ended June 30, 2002 of $2,103,820, offset by the sale of common stock which raised $416,250.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues

Revenues did not change significantly for the six months ended June 30, 2002 from the six months ended June 30, 2001. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                              Six months ended June 30,
                                             2002                   2001
                                           -------------------------------

        Business Consulting                $ 34,349               $ 19,725
        E-Finance                                --                     --
        E-tailer                            248,550                240,548
        Software Development                     --                     --
                                           --------               --------
           Total Revenues                  $282,899               $260,273
                                           ========               ========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $276,210 or approximately 25% to $1,237,986 for the six months ended June 30, 2002 from the six months ended June 30, 2001.

Other income

Total other income for the six months ended June 30, 2002 was $22,359. Other income included $25,525 in interest income and a realized loss of $3,165. Total other income was $103,108 in interest income for the comparable period in fiscal 2001.

Net loss

We reported a net loss of $2,103,820 for the six months ended June 30, 2002 as compared to a net loss of $1,869,794 for the six months ended June 30, 2001.

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues

Revenues did not change significantly for the three months ended June 30, 2002 from the three months ended June 30, 2001. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                             Three months ended June 30,
                                             2002                   2001
                                           -------------------------------

        Business Consulting                $ 17,450               $ 16,225
        E-Finance                                --                     --
        E-tailer                            132,007                106,391
        Software Development                     --                     --
                                           --------               --------
           Total Revenues                  $149,457               $122,216
                                           ========               ========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $166,097 or approximately 16% to $705,980 for the three months ended June 30, 2002 from the three months ended June 30, 2001.

Other income

Total other income for the three months ended June 30, 2002 was $1,312. Other income included $4,478 in interest income and a realized loss on securities of $3,165. Total other income was $48,079 in interest income for the comparable period in fiscal 2001.

Net loss

We reported a net loss of $1,312,518 for the three months ended June 30, 2002 as compared to a net loss of $712,756 for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had a working deficit of $218,637, a decrease of $724,932 from December 31, 2001. At June 30, 2002, our cash on hand decreased to $60,213 from $629,508 at December 31, 2001.

Net cash used by operating activities was $1,145,951 for the six months ended June 30, 2002 as compared to net cash used by operating activities of $1,759,655 for the six months ended June 30, 2001.

Net cash provided by investing activities was $160,407 for the six months ended June 30, 2002, as compared to net cash used by investing activities of $216,677 for the six months ended June 30, 2001.

Net cash provided by financing activities was $416,250 for the six months ended June 30, 2002 compared to $0 for the six months ended June 30, 2001.

We have primarily funded our operations through the sale of our common stock. Other than our working capital and trading securities, we do not presently have any additional sources of liquidity.

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

To successfully grow the individual segments of the business, the Company must decrease its cash burn rate, improve its cash position and the revenue base of each segment, and continue to succeed in its ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

The Company has generated approximately $416,00 in additional operating capital through sales of its common stock in a private placement offering during the first six months 2002. In addition, we liquidated one of our investments over the second quarter generating additional operating capital of $190,000.

SPECIAL CAPITAL CONSIDERATIONS OF CGI CAPITAL

CGI Capital, a wholly owned subsidiary of Circle Group must follow the SEC's Uniform Net Capital Rule, Rule 15c3-1, which is designed to measure the financial integrity and liquidity of a broker-dealer, and the minimum net capital deemed necessary to meet its commitments to its customers. Rule 15c3-1 provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items as calculated by the rule. As of this date, CGI Capital is required to maintain a minimum net capital of $5,000. As of June 30, 2002, it had net capital in excess of the minimum net capital required of $5,512. The minimum net capital required is based upon the nature of CGI Capital's broker-dealer business. If CGI Capital remains principally engaged in the offer and sale of private placement securities, then its net capital requirement remains at $5,000.

NEW ACCOUNTING STANDARDS

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

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the statement was effective for the Company for the fiscal quarter beginning January 1, 2002 and it did not have an impact on its financial position.

In June 2002, FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

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

GOING CONCERN. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and may not have enough money to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

                                     PART II
                                OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

Exhibit No.                        Description
-----------                        --------------
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


                                           CIRCLE GROUP INTERNET INC.
                                           (Registrant)


Date: August 14, 2002
                                           By: /s/ Gregory J. Halpern,
                                               ---------------------------------
                                               Gregory J. Halpern, President and
                                               Chief Executive Officer


                                           By: /s/ Arthur C. Tanner,
                                               ---------------------------------
                                               Arthur C. Tanner, Chief Financial
                                               Officer


                                           By: /s/  James H. Schneider,
                                               ---------------------------------
                                               James H. Schneider, Principal
                                               Accounting Officer