Form 10QSB/A
period 2002-06-30
CIRCLE GROUP INTERNET INC
filed 2002-08-15
CIK 1052257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

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

See Notes to Consolidated Financial Statements

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTH PERIOD ENDED JUNE 30, 2002 AND 2001



For Six Months ended June 30,                                                          2002                   2001
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                                           $(2,103,820)           $(1,869,794)
  Adjustments to reconcile net (loss) to net
   cash (used in) operations:
   Depreciation and amortization                                                           114,824                125,830
   Stock issued for employee compensation                                                        -                 90,000
   Stock issued for services                                                               597,920                 50,390
   Realized loss on securities                                                               3,165                      -
   Reduction of long-lived assets                                                           93,145                      -
   (Increase) decrease in:
     Accounts receivable                                                                    (4,422)                12,641
     Interest receivable and others                                                            778                102,041
   Increase (decrease) in:
     Accounts Payable and Accrued Expenses                                                 152,459               (270,763)
                                                                                 -----------------------------------------
   Cash flows (used in) operating activities                                            (1,145,951)            (1,759,655)
                                                                                 -----------------------------------------

Cash Flows From Investing Activities:
  Employee loans and advances                                                                7,600                  6,538
  Purchase of property and equipment                                                        (2,685)              (223,215)
  Capitalized software development costs                                                   (34,498)                     -
  Proceeds from sales of securities                                                        189,990                      -
                                                                                 -----------------------------------------
   Cash flows provided by (used in) investing activities                                   160,407               (216,677)
                                                                                 -----------------------------------------

Cash Flows From Financing Activities:
  Exercise of warrants                                                                      10,000                      -
  Net proceeds from sales of stock                                                         406,250                      -
                                                                                 -----------------------------------------

   Cash flows provided by financing activities                                             416,250                      -
                                                                                 -----------------------------------------

     Net (decrease) in cash and cash equivalents                                          (569,295)            (1,976,332)

Cash and cash equivalents, at beginning of period                                          629,508              3,569,090
                                                                                 -----------------------------------------

Cash and cash equivalents, at end of period                                       $         60,213            $ 1,592,758
                                                                                 =========================================


Supplemental Disclosures of Cash Flow Information:
  Cash (receipts) for:
    Income Taxes                                                                  $             -               $ (84,179)

Supplemental schedule of noncash investing and financing activities:
  Conversion of notes receivable into investment                                         $ 132,000                    $ -



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

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Segment Information (Continued)

Summarized financial information of the Company's results by operating segment is as follows:

                                    Three Months ended                 Six Months ended
                                  June 30,                         June 30,
                                    2002          2001               2002            2001
                               -----------------------------    -------------------------------
Net Revenue:
  E-Finance                               $ -           $ -                 $ -            $ -
  Business Consulting                  17,450        16,225              34,349         19,725
  E-tailer                            132,007       106,391             248,550        240,548
  Software Development                      -             -                   -              -
                               -----------------------------    -------------------------------
                                    $ 149,457     $ 122,616           $ 282,899      $ 260,273
Operating Income (Loss):
  E-Finance                          $ (6,562)     $ (2,931)           $ (9,867)      $ (5,552)
  Business Consulting              (1,211,340)     (720,136)         (2,005,130)    (1,732,821)
  E-tailer                             (1,905)       10,864             (10,934)        12,399
  Software Development                (94,024)      (48,632)           (100,249)      (246,928)
                               -----------------------------    -------------------------------
                                  $(1,313,831)   $ (760,835)        $(2,126,180)   $(1,972,902)
Net Income(Loss) before tax:
  E-Finance                          $ (6,545)     $ 27,574             $ 8,936       $ 69,330
  Business Consulting              (1,210,607)     (684,581)         (2,003,035)    (1,712,218)
  E-tailer                             (1,342)       (7,117)             (9,472)        20,022
  Software Development                (94,024)      (48,632)           (100,249)      (246,928)
                               -----------------------------    -------------------------------
                                  $(1,312,518)   $ (712,756)        $(2,103,820)   $(1,869,794)

                                              June 30,
Total Assets:                        2002                 2001
                                 -----------           -----------
  E-Finance                    $    173,860          $  1,968,150
  Business Consulting               950,216             3,042,196
  E-Tailer                          205,230               400,416
  Software                           14,349                    --
                                --------------       -------------
                                $ 1,343,655          $  5,410,762
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

SUMMARY OF FINANCIAL RESULTS

Total assets decreased by approximately $914,000 to $1,343,655 at June 30, 2002 from $2,257,195 at December 31, 2001. The decrease in total assets resulted primarily from operating expenses for that period.

Total equity decreased by approximately $1,066,000 to $907,924 at June 30, 2002, from $1,973,923 at December 31, 2001. The decrease in equity was primarily comprised of the net loss for the six months ended June 30, 2002 of $2,103,820, offset by the sale of common stock which raised $416,250.

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
                                           ========               ========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $306,910 or approximately 20% to $1,239,986 for the six months ended June 30, 2002 from the six months ended June 30, 2001.

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
                                           ========               ========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $166,097 or approximately 31% to $705,980 for the three months ended June 30, 2002 from the three months ended June 30, 2001.

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

The Company has generated approximately $416,000 in additional operating capital through sales of its common stock in a private placement offering during the first six months 2002. In addition, we liquidated one of our investments over the second quarter generating additional operating capital of $190,000.

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


                                           CIRCLE GROUP INTERNET INC.
                                           (Registrant)


Date: August 15, 2002
                                           By: /s/ Gregory J. Halpern,
                                               ---------------------------------
                                               Gregory J. Halpern, President and
                                               Chief Executive Officer


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