Form 10QSB
period 2002-09-30
CIRCLE GROUP INTERNET INC
filed 2002-11-14
CIK 1052257

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

      The registrant has a single class of common stock, of which there are 23,554,915 shares issued and outstanding as of November 14, 2002.

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

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Internet Inc. and its subsidiaries, On-Line Bedding Corporation, PPI Capital Corp., CGI Capital, Inc. (FKA CGI Securities, Inc.) Veridisc Corporation and Fiber-Gel Technologies, Inc., after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2002

                                 ASSETS

Current Assets
  Cash and cash equivalents                              $    129,008
  Accounts receivable                                          72,870
  Prepaid expenses                                             18,708
  Employee loans and advances                                  11,849
  Inventories                                                  46,576
                                                         ------------
    Total current assets                                      279,010
                                                         ------------

Property and Equipment, net of accumulated
  depreciation of $652,793                                    896,966
                                                         ------------

Other Assets                                                  132,000
  Investments
  Notes receivable, net of allowance for loan
   losses of $100,000                                              --
                                                         ------------
  Deposits and others                                          12,840
  Goodwill                                                    542,800
                                                         ------------
                                                              687,640
                                                         ------------
TOTAL ASSETS                                             $  1,863,616
                                                         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities,
  Accounts payable and other liabilities                 $    415,298
  Capital lease obligation, current portion                     7,846
    Total current liabilities                                 483,144

Long-Term Debt
  Capital lease obligation                                    108,592
  Officer Loan                                                133,000
                                                         ------------
    Total long-term debt                                      241,592

    Total Liabilities                                         724,736
                                                         ------------
Stockholders' Equity
  Common stock, $0.00005 par value; 50,000,000
   shares authorized; 23,550,915 shares issued
   and outstanding                                              1,178
  Additional paid-in capital                               20,255,944
  Accumulated deficit                                     (19,106,973)
  Treasury stock, at cost                                     (11,269)
                                                         ------------
                                                            1,138,880
                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  1,863,616
                                                         ============


See Notes to Consolidated Financial Statements.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    For Three Months ended          For Nine Months ended
                                                        September 30,                   September 30,
                                                    2002              2001          2002              2001
-----------------------------------------------------------------------------------------------------------

Revenues:
  Products                                    $    158,544    $    182,403    $    407,094    $    422,951
  Services                                          29,000           3,251          63,349          22,976
                                              ------------------------------------------------------------
                                                   187,544         185,654         470,443         445,927
                                              ------------------------------------------------------------
Cost of Revenues:
  Products                                         121,333         140,681         305,965         339,610
  Services                                         352,620         226,137       1,337,081         713,487
                                              ------------------------------------------------------------
                                                   473,953         366,818       1,643,046       1,053,097
                                              ------------------------------------------------------------
Operating expenses:
  Selling, general and administrative              479,730         519,785       1,626,571       2,066,681
  Reduction of long-lived assets                    50,000              --         143,145              --
  Impairment of investment in  consolidated
    associated companies                                --       1,000,000              --       1,000,000
                                              ------------------------------------------------------------
                                                   529,730       1,519,785       1,769,716       3,066,681
                                              ------------------------------------------------------------
     OPERATING (LOSS)                             (816,139)     (1,700,949)     (2,942,319)     (3,673,851)
                                              ------------------------------------------------------------

Other incomes (expenses):
  Other income                                       4,578           5,678           9,219           8,358
  Interest income                                    2,852          81,531          23,735         181,959
  Recovery of bad debt                                  --         200,000              --         200,000
  Realized gain (loss) on securities               317,704          (2,559)        314,538          (2,559)
  Interest Expense                                  (1,183)             --          (1,183)             --
  Loss on disposal of assets                       (16,413)             --         (16,413)             --
                                              ------------------------------------------------------------
                                                  (307,537)        284,650        (329,896)        387,758
                                              ------------------------------------------------------------

     NET (LOSS)                               $   (508,602)   $ (1,416,299)   $ (2,612,423)   $ (3,286,093)
                                              ============================================================
Loss per Share - Basic and Diluted            $      (0.02)   $      (0.07)   $      (0.12)   $      (0.17)
                                              ============================================================

Weighted Average Number of Shares               22,613,582      19,852,935      20,951,604      19,846,321


See Notes to Consolidated Financial Statements.

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For Nine Months ended September 30,                                           2002             2001
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                              $(2,612,423)   $(3,286,093)
  Adjustments to reconcile net (loss) to net cash (used in) operations:
   Depreciation and amortization                                              161,449        196,566
   Stock issued for employee compensation                                           0        100,000
   Stock issued for services                                                  768,330         84,995
   Loss on disposal of assets                                                  16,413              0
   Realized (gain) loss on securities and investments                        (314,538)         2,559
   Reduction of long-lived assets                                             143,145              0
   Impairment of investments                                                        0      1,000,000
   Provision for loan loss                                                          0       (200,000)
   (Increase) decrease in:
     Accounts receivable                                                        2,183        (28,669)
     Interest receivable and others                                               778         86,262
     Investments-stock received for services                                        0      1,043,758
   Increase (decrease) in:
     Accounts Payable and Accrued Expenses                                    192,026       (293,057)
     Deferred revenue                                                               0     (1,043,758)
                                                                           -------------------------
   CASH FLOWS (USED IN) OPERATING ACTIVITIES                               (1,642,637)    (2,337,437)
                                                                           -------------------------

Cash Flows From Investing Activities:
  Employee loans and advances                                                   7,874          5,757
  Purchase of property and equipment                                           (2,685)      (228,305)
  Capitalized software development costs                                      (34,498)       (52,068)
  Proceeds from sales of securities and investments                           505,758         33,441
  Proceeds from disposition of property and equipment                         121,500              0
  Payment received from notes receivable                                            0        200,000
                                                                           -------------------------
   CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                      597,949        (41,175)
                                                                           -------------------------

Cash Flows From Financing Activities:
  Exercise of warrants                                                         10,000              0
  Net proceeds from sales of stock                                            406,250              0
  Repayments on capital lease obligations                                      (5,062)             0
  Net proceeds on officer loans                                               133,000              0
                                                                           -------------------------
   CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                544,188              0
                                                                           -------------------------

     NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (500,500)    (2,378,612)

Cash and cash equivalents, at beginning of period                             629,508      3,569,090
                                                                           -------------------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $   129,008    $ 1,190,478
                                                                           =========================

Supplemental Disclosures of Cash Flow Information:
  Cash (refund) paid for:
    Income taxes                                                          $         0    $   (84,179)
    Interest expense                                                      $       621    $         0
Supplemental schedule of noncash investing and financing activities:
  Conversion of notes receivable into investment                          $   132,000    $         0

  Capital lease obligation incurred for sales-leaseback assets            $   121,500    $         0

  Acquistion of business in equity                                        $   592,800    $         0


See Notes to Consolidated Financial Statements.

                  CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that Circle Group Internet Inc. ("Circle" or the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2001.

The results for the three and nine months ended September 30, 2002 may not be indicative of results for the year ending December 31, 2002 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Internet Inc. and its subsidiaries, On-Line Bedding Corporation, PPI Capital Corp., CGI Capital, Inc., Veridisc Corporation and Fiber-Gel Technologies, Inc., after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In July 2002, FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

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

The Company has generated approximately $1,043,260 in additional operating capital during the year through sales of its common stock in a private placement offering, liquidation of investments, and sales and lease back of certain property and equipment

NOTE 3 - ACQUISITION

On August 27, 2002, the Company acquired Fiber-Gel Technologies, Inc. ("Fiber-Gel"), a wholly owned subsidiary of Utek Corporation ("Utek"). Fiber-Gel owns the exclusive, worldwide licensee to Z-Trim-an all natural, carbohydrate-based fat replacement developed by the United States Department of Agriculture's (USDA) Agricultural Research Service. Under the terms of the acquisition, the Company issued 2,800,000 shares of the Company's common stock valued at $504,000 using an average market price of $0.18 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (August 27, 2002). The Company also issued a warrant to Utek to purchase 500,000 shares of the Company's common stock at an exercise price of $0.36 per share within 36 months of the date of acquisition. The warrants were valued at $88,800 calculated using the Black-Scholes option pricing model.

The total purchase cost of the acquisition is summarized as follows:

           Value of common stock issued                       $ 504,000
           Value of warrant issued                               88,800
                                                              ---------
            Total purchase price                              $ 592,800
                                                              =========

The purchase price allocation is as follows:

           Licensing agreement                                $  50,000
           Goodwill                                             542,800
                                                              ---------
            Total purchase price                              $ 592,800
                                                              =========

The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly, the assets acquired were recorded at their estimated fair value at the date of the acquisition. No tangible assets were acquired and no liabilities were assumed from the acquisition. The results of operations of Fiber-Gel have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION (CONTINUED)

Fiber-Gel entered into a license agreement with the USDA for the development and commercialization of Z-Trim in the United States and Canada. Upon execution of the agreement, Fiber-Gel paid the USDA a license execution fee of $50,000, which is capitalized as an intangible asset. The Company adopted SFAS 142 and 144, and performed the impairment review related to the carrying value of the license agreement as of September 30, 2002. The license agreement was determined to have no fair market value as of that date and an impairment charge of $50,000 was recorded.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142.

NOTE 4 - COMPREHENSIVE LOSS

The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments. The components of the Company's comprehensive loss are as follows:



                                             Three Months ended                        Nine Months ended
                                                September 30,                            September 30,
                                          2002                2001                 2002                 2001
                                      -----------          -----------          -----------          -----------
Net (loss)                            $  (508,602)         $(1,416,299)         $(2,612,423)         $(3,286,093)
Unrealized  (Loss) on
  available for sale securities                --             (131,689)                  --             (193,327)
                                      -----------          -----------          -----------          -----------
Comprehensive (loss)                  $  (508,602)         $(1,547,988)         $(2,612,423)         $(3,479,420)
                                      ===========          ===========          ===========          ===========



The net unrealized losses on equity securities for the three and nine months ended September 30, 2001 primarily reflect the mark to market loss for the investment in Startech Environmental Corp. ("Startech"). During 2002, the Company sold all shares in Startech for $210,545 and realized a gain of $19,325.

Due to the Company's net loss for each of the periods presented above, there are no tax effects allocated to any components of comprehensive net loss for the periods.

NOTE 5 - SALE AND LEASEBACK

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, "Accounting for Leases." The capitalized cost and accumulated depreciation of the leased back property and equipment at September 30, 2002 was $121,500 and $9,720, respectively.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of September 30, 2002:

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SALES AND LEASEBACK (CONTINUED)

Year Ending December 31,
------------------------
2002                                          $  12,635
2003                                             42,270
2004                                             42,270
2005                                             42,270
2006                                             35,296
Thereafter                                       12,767
                                              ---------
Total minimum lease payments                    187,508
Lease amount representing interest               71,070
                                              ---------
Present value of minimum lease payments         116,438
Less: current portion                             7,846
                                              ---------
Non-current portion                           $ 108,592
                                              =========



The leases bear interest rate ranging from 5.4% to 8.0%.

The Company incurred a loss of $16,413 from the disposition:

                 Selling price                $ 121,500
                 Cost of equipment              342,171
                 Accumulated depreciation      (204,258)
                                              ---------
Book value of equipment                         137,913
                                              ---------

Loss on disposition of equipment              $ (16,413)
                                              =========

The Company accounts for the disposition in accordance with SFAS 28, "Accounting for Sales with Leasebacks", and accordingly, the loss on the sale was recognized in the period of the sale and leaseback.

NOTE 6 - NOTE PAYABLE-RELATED PARTY

On August 2, 2002, the Company borrowed $149,000 from the Chairman of the Board of Director and signed demand promissory note in return. The notes provided for interest to be paid monthly at the rate of 5% per annum. During the period, the Company accrued interest charges of $1,183 related to the note. As of September 30, 2002, the balance of the note and related accrued interest was $133,000 and $562, respectively.

NOTE 7 - NONCASH FINANCING ACTIVITIES

During 2002, the Company issued 721,968 shares of common stock to consultants as payment for professional services rendered. The fair value of the stock at the time of issuance ranged from $0.17 to $2.50 per share. The total amount of $768,330 was charged to operations.

                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SALES OF IMPAIRED INVESTMENT

During the third quarter of 2002, the Company sold all of the shares of an associated company, which was determined to be impaired other than temporary and was written down to zero in 2001, for $295,213. The Company recognized the total proceeds as a gain.

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:



                                                         Three Months Ended                      Nine Months Ended
                                                         ------------------                      -----------------
                                                            September 30,                          September 30,
                                                      2002                2001                2002                2001
                                                  ------------        ------------        ------------        ------------
         Numerator:
           Net (loss)                             $   (508,602)       $ (1,416,299)       $ (2,612,423)       $ (3,286,093)
                                                  ------------        ------------        ------------        ------------

         Denominator:
           Weighted average number
            of shares outstanding                   22,613,582          19,852,935          20,951,604          19,846,321
                                                  ------------        ------------        ------------        ------------


         Net loss per share-
          basic and diluted                       $      (0.02)       $      (0.07)       $      (0.12)       $      (0.17)
                                                  ============        ============        ============        ============



As the Company incurred a net loss for the three and nine months ended September 30, 2002, the effect of dilutive securities totaling 2,136,000 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. As the Company incurred a net loss for the three and nine months ended September 30, 2001, the effect of dilutive securities totaling 1,818,000 equivalent shares has been excluded from the calculation of diluted loss per share as their effect was anti-dilutive.

NOTE 10 - SEGMENT INFORMATION

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

NOTE 10 - SEGMENT INFORMATION (CONTINUED)

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

Summarized financial information of the Company's results by operating segment is as follows:


                                                  Three Months ended                      Nine Months ended
                                                     September 30,                           September 30,
                                                2002              2001                 2002                2001
                                           -------------------------------         -------------------------------
Net Revenue:
  E-Finance                                $     5,000         $        --         $     5,000         $        --
  Business Consulting                           40,899               3,251              58,349              22,976
  E-tailer                                     275,087             182,403             407,094             422,951
  Software Development                              --                  --                  --                  --
                                           -------------------------------         -------------------------------
                                           $   320,986         $   185,654         $   470,443         $   445,927
Operating Income (Loss):
  E-Finance                                $      (483)        $(1,005,730)        $   (10,350)        $(1,011,282)
  Business Consulting                         (766,685)           (713,811)         (2,771,815)         (2,445,560)
  E-tailer                                       1,908              27,290              (9,026)             39,689
  Software Development                            (879)            (10,721)           (101,128)           (257,649)
                                           -------------------------------         -------------------------------
                                           $  (766,139)        $(1,702,972)        $(2,892,319)        $(3,674,802)
Net Income(Loss) before tax:
  E-Finance                                $   179,215         $  (713,916)        $   188,151         $  (644,586)
  Business Consulting                         (638,898)           (721,409)         (2,641,933)         (2,432,555)
  E-tailer                                       1,960              30,283              (7,512)             50,305
  Software Development                            (879)            (10,721)           (101,128)           (257,649)
                                           -------------------------------         -------------------------------
Net (loss) by  reportable segments         $  (458,602)        $(1,415,763)        $(2,562,422)        $(3,284,485)
 All other net (loss)                          (50,000)                 --             (50,000)                 --
 Amortization of Goodwill                            0                (536)                  0              (1,608)
                                           -------------------------------         -------------------------------

Consolidated net loss before
Income Taxes                               $  (508,602)        $(1,416,299)        $(2,612,422)        $(3,286,093)
                                           =======================================================================


                   CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION (CONTINUED)


                                                        September 30,
         Total Assets:                             2002               2001
                                               ------------------------------

         E-Finance                             $  173,074          $  929,828
         Business Consulting                      916,519           2,204,700
         E-tailer                                 217,753             457,870
         Software                                  13,470              49,465
                                               ------------------------------

                                                1,320,816           3,641,863
         Unallocated amount:
           Goodwill                               542,800              27,336
                                               ------------------------------

         Consolidated assets                   $1,863,616          $3,669,199
                                               ==============================



NOTE 11 - COMMITMENT

In August 2002, Fiber-Gel (the subsidiary) entered into a license agreement with USDA for the development and commercialization of Z-Trim in the United States and Canada. Under the agreement, Fiber-Gel will pay USDA an annual license maintenance fee in accordance with the following schedule:

                             Date                                     Amount
             -------------------------------------                 -----------
             March 1, 2003                                         $  2,000.00
             March 1, 2004                                         $  5,000.00
             March 1, 2005                                         $  7,500.00
             March 1, 2006                                         $  7,500.00
             March 1, 2007 and thereafter                          $ 10,000.00

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

SUMMARY OF FINANCIAL RESULTS

Total assets decreased by approximately $393,579 at September 30, 2002 from $2,257,195 at December 31, 2001. The decrease in total assets resulted primarily from operating expenses for that period.

Total equity decreased by approximately $1,372,781 to $ at September 30, 2002, from $1,973,923 at December 31, 2001. The decrease in equity was primarily comprised of the net loss for the nine months ended September 30, 2002 of $3,150,161, offset by the sale of common stock which raised $416,250.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Revenues did not change significantly for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                               Nine months ended September 30,
                                              2002                      2001
                                           ---------                  ---------

        Business Consulting                 $ 58,349                  $ 22,976
        E-Finance                              5,000                         0
        E-tailer                             407,094                   422,951
        Software Development                       0                         0
                                            --------                  --------
           Total Revenues                   $470,443                  $445,927
                                            ========                  ========
Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $1,296,965 or approximately 42.3% to $1,769,716 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001.

Other income

Total other income for the nine months ended September 30, 2002 was $329,896. Other income included $314,538 in realized gain on securities. Total other income was $387,758 for the comparable period in fiscal 2001. This included $181,959 of interest income and $200,000 for recovery of bad debt.

Net loss

We reported a net loss of $2,612,423 for the nine months ended September 30, 2002 as compared to a net loss of $3,286,093 for the nine months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Revenues did not change significantly for the three months ended September 30, 2002 from the three months ended September 30, 2001. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                              Three months ended September 30,
                                               2002                      2001
                                            ----------                ----------
        Business Consulting                 $   24,000                $    3,251
        E-Finance                                5,000                         0
        E-tailer                               158,544                   182,403
        Software Development                         0                         0
                                            ----------                ----------
           Total Revenues                   $  187,544                $  185,654
                                            ==========                ==========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $40,055 or approximately 7.7% to $479,730 for the three months ended September 30, 2002 from the three months ended September 30, 2001.

Other income

Total other income for the three months ended September 30, 2002 was $307,537. Other income included $317,704 in realized gain on securities. Total other income was $284,650 for the comparable period in fiscal 2001. This included $81,531 of interest income and $200,000 for recovery of bad debt.

Net loss

We reported a net loss of $508,602 for the three months ended September 30, 2002 as compared to a net loss of $1,416,299 for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had a working deficit of $204,134, a decrease of $710,430 from December 31, 2001. At September 30, 2002, our cash on hand decreased to $129,008 from $629,508 at December 31, 2001.

Net cash used by operating activities was $1,642,637 for the nine months ended September 30, 2002 as compared to net cash used by operating activities of $2,337,437 for the nine months ended September 30, 2001.

Net cash provided by investing activities was $597,949 for the nine months ended September 30, 2002, as compared to net cash used by investing activities of $41,175 for the nine months ended September 30, 2001.

Net cash provided by financing activities was $544,188 for the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001.

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

The Company has generated approximately $416,00 in additional operating capital through sales of its common stock in a private placement offering during the first six months 2002. In addition, we liquidated one of our investments over the third quarter generating additional operating capital of $295,213.

SPECIAL CAPITAL CONSIDERATIONS OF CGI CAPITAL

CGI Capital, a wholly owned subsidiary of Circle Group must follow the SEC's Uniform Net Capital Rule, Rule 15c3-1, which is designed to measure the financial integrity and liquidity of a broker-dealer, and the minimum net capital deemed necessary to meet its commitments to its customers. Rule 15c3-1 provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items as calculated by the rule. As of this date, CGI Capital is required to maintain a minimum net capital of $5,000. As of September 30, 2002, it had net capital in excess of the minimum net capital required of $800,193. The minimum net capital required is based upon the nature of CGI Capital's broker-dealer business. If CGI Capital remains principally engaged in the offer and sale of private placement securities, then its net capital requirement remains at $5,000.

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

                                        CIRCLE GROUP INTERNET INC.
                                        (Registrant)


Date:  November 14, 2002
                                         By:  /s/ Gregory J. Halpern,
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Arthur C. Tanner,
                                              ----------------------------------
                                              Arthur C. Tanner, Chief Financial
                                              Officer

                                         By:  /s/  James H. Schneider,
                                              ----------------------------------
                                              James H. Schneider, Principal
                                              Accounting Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, Gregory J. Halpern, President and Chief Executive Officer (principal executive officer) of Circle Group Internet, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended September 30, 2002 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

             /s/ Gregory J. Halpern
             ---------------------------
             Name:    Gregory J. Halpern
             Date: November 14, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, Arthur C. Tanner, Chief Financial Officer (principal financial officer) of Circle Group Internet, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended September 30, 2002 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

             /s/ Arthur C. Tanner
             -----------------------
             Name: Arthur C. Tanner
             Date: November 14, 2002

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregory J. Halpern, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Circle Group Internet Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
       ----------------------------


                                          /s/Gregory J. Halpern
                                          --------------------------------------
                                          Gregory J. Halpern
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Arthur C. Tanner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Circle Group Internet Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
       -----------------


                                                /s/Arthur C. Tanner
                                                --------------------------------
                                                Arthur C. Tanner
                                                Chief Financial Officer