Form 10QSB/A
period 2002-09-30
CIRCLE GROUP INTERNET INC
filed 2002-12-03
CIK 1052257

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

CIRCLE GROUP INTERNET INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2002

                                 ASSETS

Current Assets
  Cash and cash equivalents                              $    129,008
  Accounts receivable                                          72,870
  Prepaid expenses                                             18,708
  Employee loans and advances                                  11,849
  Inventories                                                  46,576
                                                         ------------
    Total current assets                                      279,010
                                                         ------------

Property and Equipment, net of accumulated
  depreciation of $652,793                                    896,966
                                                         ------------

Other Assets                                                  132,000
  Investments
  Notes receivable, net of allowance for loan
   losses of $100,000                                              --
                                                         ------------
  Deposits and others                                          12,840
  Goodwill                                                    542,800
                                                         ------------
                                                              687,640
                                                         ------------
TOTAL ASSETS                                             $  1,863,616
                                                         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities,
  Accounts payable and other liabilities                 $    475,298
  Capital lease obligation, current portion                     7,846
                                                         ------------
    Total current liabilities                                 483,144

Long-Term Debt
  Capital lease obligation                                    108,592
  Officer Loan                                                133,000
                                                         ------------
    Total long-term debt                                      241,592

    Total Liabilities                                         724,736
                                                         ------------
Stockholders' Equity
  Common stock, $0.00005 par value; 50,000,000
   shares authorized; 23,550,915 shares issued
   and outstanding                                              1,178
  Additional paid-in capital                               20,255,944
  Accumulated deficit                                     (19,106,973)
  Treasury stock, at cost                                     (11,269)
                                                         ------------
                                                            1,138,880
                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  1,863,616
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