Form 10KSB
period 2002-12-31
CIRCLE GROUP HOLDINGS INC
filed 2003-04-14
CIK 1052257

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

   X    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
 -----  OF 1934

        For the fiscal year ended December 31, 2002

                                       OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ----- ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27841

                           CIRCLE GROUP HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

                 ILLINOIS                                36-4197173
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            1011 CAMPUS DRIVE                          (847) 549-6002
        MUNDELEIN, ILLINOIS 60060             (Registrant's Telephone Number,
 (Address of Principal Executive Offices,           Including Area Code)
           including Zip Code)

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

         The issuer's revenues for its most recent fiscal year were:  $564,185.

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer as of March 31, 2003 was $5,117,566. These aggregate market values are estimated solely for purposes of this report and are based on the closing price for the issuer's Common Stock, $.00005 par value on March 31, 2003 as reported on the Over-the-Counter Bulletin Board. For the purpose of this report, it has been assumed that all officers and directors of the issuer, as well as all stockholders holding 10% or more of the issuer's stock, are affiliates of the issuer. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

         The number of shares of the registrant's Common Stock outstanding as of March 31, 2003 was 24,698,443.

         Transitional Small Business Disclosure Format: Yes   X     No
                                                            -----      ----

================================================================================

                                     PART I

         The Issuer has elected to follow Form 10-KSB, Transitional Small Business Disclosure Format, Disclosure Alternative 2.

ITEM 6.           DESCRIPTION OF BUSINESS.

GENERAL

         Circle Group Holdings, Inc. ("Circle Group", the "Company", "we", "us", "our") was formed by Gregory J. Halpern, Chairman and Chief Executive Officer, as an Illinois corporation in May 1994 under the original name Circle Group Entertainment Ltd., and in 2002 changed its name to Circle Group Holdings, Inc. In November of 2002, the Board of Directors determined that in order to sustain the Company, the business of the Company should change to focus on a new business opportunity in addition to Consulting CGI and On-Line Bedding Corp., two of the Company's wholly-owned subsidiaries and core lines of business.

         While the Company continues to operate both Consulting CGI and On-Line Bedding Corp., it is the vision of the Board of Directors that the marketing and promotion of the Company's wholly owned subsidiary, Fiber-Gel Technologies, Inc. ("Fiber-Gel"), will be the primary focus of the Company going forward. Fiber-Gel owns the exclusive, worldwide license to Z-Trim, an all-natural, carbohydrate-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture. Z-Trim can be used to decrease fat and calories and increase insoluble fiber in foods. The target markets for Z-Trim includes: dairy, bakery, cereal, confectionary, pasta, snack foods, meats and beverages. In addition, the Company has begun to leverage its contacts within the food industry to begin marketing efforts of Z-Trim. As part of the transition to this new business model, the Company has sought to dispose of certain corporate assets that do not enhance the restructured operations, including, but not limited to, CGI Capital, Inc., its e-finance operating segment and registered broker-dealer, and Veridisc, its software development division.

         Circle Group's principal executive offices are located at 1011 Campus Drive, Mundelein, Illinois 60060, its telephone number is (847) 549-6002 and its website address is www.crgq.com. We had no business operations except for research and development activities between May 1994 and January 1997. We have reorganized our business units into three reportable segments: business consulting, e-tailor and food product development, which are described in more detail below. The accounting policies of Circle Group are further described in the financial statements herein and the notes thereto.

         On July 22, 1999, our Board of Directors declared a 2-for-1 stock split of the outstanding Common Stock. At the same time, our articles of incorporation were amended to decrease the par value per share of the Common Stock to $.00005. On November 16, 2000, our Board of Directors declared a 2-for-1 stock split of the outstanding Common Stock. Any disclosure in this Form 10-KSB with respect to shares of Common Stock reflects both of these stock splits.

PRINCIPAL SERVICES PROVIDED AND BUSINESS MODEL.

         Fiber-Gel Technologies. On August 27, 2002, the Company acquired Fiber-Gel, which was previously a wholly-owned subsidiary of Utek Corporation ("Utek"). Under the terms of the acquisition, the Company issued 2,800,000 shares of its Common Stock to Utek valued at $504,000 using an average market price of $0.18 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (August 27, 2002). The Company also issued a warrant to Utek to purchase 500,000 shares of the Common Stock at an exercise price of $0.36 per share within 36 months of the date of acquisition. The warrants were valued at $88,800 calculated using the Black-Scholes option pricing model.

         The Company has received 96 inquiries since September 2002 relating to the manufacture, food processing, distribution and sale of Fiber-Gel's primary Z-Trim product, which Fiber-Gel has the right to produce pursuant to an exclusive license from the USDA. Z-Trim has been recently tested by General Mills as prepared in food formulations developed at the USDA's Agricultural Research Service. The Company began sample production in April 2003 of Z-Trim and has entered into mutual non-disclosure agreements and discussions with Mitsubishi Australia, Manildra Mills, McDonalds' and Proctor & Gamble to pursue potential opportunities for Z-Trim.

         Investment Banking Financial Services. CGI Capital, Inc., a Florida corporation, is the investment-banking subsidiary of the Company that conducts our eMentor Capital(R) program. CGI Capital is a fully licensed broker-dealer and NASD member. CGI Capital's activities have focused on the Internet sector and, more generally, on issuers who seek to market their stock offerings to investors with a technology interest. On December 20, 2002, CGI Capital entered into a stock sale agreement with Rothschild, Owen, Hayes & Partners, Inc. to purchase 100% of the issued and outstanding common stock of CGI Capital, Inc. for a cash price of $45,000. The Company expects to complete the sale by the end of second quarter of 2003, subject to the NASD approval.

         Consulting CGI. Consulting CGI, Circle Group's business consulting division, was developed as a result of our own growth experience. We believe that most entrepreneurs are highly knowledgeable in specific areas of their business, but require various consulting services in order to grow their companies. Consulting CGI provides such services including: consulting to assist client companies in managing their employees, refining their infrastructure, developing an online identity, and supporting overall business efficiency. Circle Group established Consulting CGI to meet this need. Consulting CGI has provided services to fourteen client companies to date.

         Using formal and informal consulting services, our goal is to reproduce and implement Circle Group's infrastructure model to strengthen the operations infrastructure of our client companies. The scope of the business consulting services provided by Consulting CGI is limited to operational consulting services and does not include raising capital.

         The duties of this division may extend from assisting client companies in writing an employee handbook to developing a marketing campaign targeting a specific audience. The goal is to offer a full range of business consulting services, so client companies can focus their resources and energies on growing their business. These services include:

o        Corporate Communications and Internet Marketing Strategy Development
o        Technology Support and Strategic Networking

o        Strategy and Planning Consulting
o        Business Plan Development
o        Sales Training
o        Operations Consulting

         Consulting CGI has provided operational consulting services for all of its client companies at varying levels. Some client companies only choose to use Consulting CGI for very specific consulting needs where other client companies opt for our entire scope of services. Consulting CGI constituted approximately 3% and 5% of our consolidated revenues for 2001 and 2002, respectively.

         E-Solutions By CGI Total Media, Inc. Circle Group's roots are in web design, browser development, and Internet marketing software. As we grew to offer more services, our web design division expanded and was incorporated as CGI Total Media, Inc., an Illinois corporation and wholly owned subsidiary of Circle Group. We believe that many companies provide web site design assistance, but do not offer more complete services that will give a business an added advantage. CGI Total Media offers a complete e-solutions package for small to mid-size businesses.

         Most media-based companies focus on web development, video production, sound creation, multimedia development or print design. CGI Total Media differentiates itself by offering all of these services. This model allows CGI Total Media to provide a complete and unified corporate image for its clients. All forms of marketing media, from logos to multimedia presentations and effective web sites, are integrated in a cohesive manner to create a brand identity for our clients. We provide working solutions for the marketing needs of our clients. These are "attention-getters" designed and produced to yield positive results that promote our clients' products and services.

EMPLOYEES AND LABOR RELATIONS

         As of March 31, 2003, we employed seven persons full time. While the Company believes that this staffing level will be sufficient to manage the Company and carry on its business as currently conducted, we may need to increase staffing to meet future operational requirements. None of our employees are represented by a labor union and we are not governed by any collective bargaining agreements. We believe that relations with our employees are good. All of our employees, including key management, have signed three-year employment contracts.

COMPETITION

         Although we compete with other food specialty firms providing products in the same ingredient category we believe that Fiber-Gel's primary product represents a better, more comprehensive fat replacement solution than those of other companies. In our eTailer and consulting divisions we face many other better-established competitors.

MARKETING

         Our fundamental marketing strategy is to focus on several core target markets based on the wide array of current industry inquiries we have already received in the dairy, bakery, cereal, confectionary, processed meats, snack foods, and beverages industries. In our eTailer and consulting divisions we have no on-going marketing campaign and all current business is generated from existing relationships and word of mouth referrals.

OPERATING SEGMENTS

         We have re-organized our business units into three reportable segments: business consulting, (Consulting CGI), e-tailer (On-Line Bedding Corp.) and food product development (Fiber-Gel Technologies, Inc.). We no longer report segment information in the software development category. The business-consulting segment develops distinctive web sites and provides business-consulting services. The e-tailer segment is a distributor of pillows, blankets, and other bedding products. The food product development segment owns the exclusive, worldwide license to Z-Trim. Our other subsidiary, CGI Worldwide, Inc., does not meet the quantitative thresholds of a reportable segment.

         The Company's management reviews the operating companies' income to evaluate segment performance and allocate resources. Our operating companies' income for the reportable segments excludes income taxes and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. Goodwill and the related amortization are principally attributable to the business consulting segment.

CIRCLE GROUP'S SUBSIDIARIES

         The following is a brief description of our principal operating subsidiary.

         On-Line Bedding Corp. In January 1999, we acquired 100% of the issued and outstanding stock of On-Line Bedding Corp., Inc., valued at $1,000,000, from Edward L. Halpern, one of our directors, and his wife in exchange for 800,000 shares of our Common Stock, which shares represent 4.03% of our outstanding Common Stock. On-Line Bedding, an Illinois corporation founded in 1981, is a distributor of pillows, blankets and other bedding products to airlines, hospitals and other commercial and institutional customers, and reported annual revenues of approximately $485,780 in 2002. On-Line Bedding subcontracts the production of pillows, blankets and other bedding products to manufacturers. Revenues from On-Line Bedding constituted approximately 87% and 96% of our consolidated revenues in 2001 and 2002, respectively.

         On-Line Bedding's customers include hospitals, nursing homes, hotels and motels, and transportation- based companies such as airlines, railroads and motor coach companies. On-Line Bedding purchases its raw materials from various suppliers, and contracts production of its airline pillows and blankets with third party manufacturers. It maintains several sources for its products and has never experienced any difficulty in obtaining raw materials. It warehouses a limited inventory, and drop ships its products from manufacturers or wholesale suppliers in multiple locations throughout the United States to reduce freight costs for its customers.

         On-Line Bedding's primary accounts include AMTRAK, as well as certain domestic and international airlines. On-Line Bedding is on an electronic invoice system with the United States military for a specialty pillow, which is regularly purchased by the U.S. armed forces. On-Line

Bedding is also an authorized pillow and related product vendor for a hospital purchasing group of over 500 members in eight states.

         On-Line Bedding has historically marketed its products directly through regular mailings of its catalog to existing customers, as well as hospitals, nursing homes, airlines, and university housing directors. We anticipate expanding our marketing efforts using traditional marketing methods, the introduction of our e-commerce site and web-based marketing strategies. These include strategic web site placement, keyword targeting, affiliate linking and other online promotional strategies. Since the purchase of On-Line Bedding, we have developed an e-commerce site to expand On-Line Bedding's current operations. This web site, www.bedsandbeyond.com, offers single and multi-pack quantities of pillows, blankets, mattress pads, quilts, mattresses and other related products at factory direct prices.

         Presently, customers who use the online store can conduct targeted searches through a catalog of over 500 products, browse among featured product lines, participate in promotions, view informational videos, and access customer support representatives by telephone, fax, and e-mail during regular business hours.

CONTROLS AND PROCEDURES

         The Company is subject to the Sarbanes-Oxley Act of 2002 (Pub. L. No. 107-204, 116 Stat. 745) and, in accordance therewith, is required to maintain and review certain disclosure controls and procedures.

         Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-KSB, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to filing this annual report (the "Evaluation Date"). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis.

         Changes in Internal Controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

RISK FACTORS

         The following risks are material risks that we face. If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

         WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE

OPERATIONS. We reported a net loss of $3,587,684 for the twelve months ending December 31, 2002 and a net loss of $4,947,806 for the twelve months ending December 31, 2001. At December 31, 2002 and 2001, respectively, we reported accumulated deficits of $20,082,234 and $16,484,550. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

         OUR FINANCIAL STATEMENTS CONTAIN AN EXPLANATORY PARAGRAPH INDICATING THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying consolidated financial statements have been presented assuming that Circle Group and its subsidiaries will continue as a going concern. We have experienced declining revenues in our e-tailer segment; have not been able to generate meaningful revenues from other business segments; and have not generated funds from our investing activities, all of which have adversely affected our current results of operations and liquidity. Management's plans in regard to these matters are described in Note 2 to our consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the classification of assets or the amounts of classification of liabilities that might result from the outcome of this uncertainty. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we can be operated profitability in the future.

         OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT. We have not conducted, nor have others made available to us, results of market research indicating that market demand exists for Z-Trim, our fat replacement product. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of health care to drive demand for Z-Trim in the marketplace.

         WE MAKE NO PROJECTIONS REGARDING THE VIABILITY OF OUR FAT REPLACEMENT PRODUCT AND WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE THE RESULTS DESCRIBED. We make no projection with respect to our future income, assets or business. No expert has reviewed our business plan for accuracy or reasonableness. It is likely that our actual business and results of operations will differ from those presented herein.

         OUR COMMON STOCK IS SUBJECT TO THE SEC'S "PENNY STOCK" RULES WHICH MAY MAKE IT MORE DIFFICULT TO SELL. The Securities and Exchange Commission (the "SEC") rules require brokers to provide information to purchasers of securities traded at less than $5.00 per share and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. These disclosure requirements may have the effect of reducing trading activity in our Common Stock and making it more difficult for investors to sell. The rules require a broker to deliver a risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before completion of the transaction.

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

         THE SECURITIES THAT WE HOLD ARE ILLIQUID AND WE DO NOT HOLD ANY COLLATERAL. We previously accepted restricted securities as payment for services. We are not currently planning to continue to accept stock for services in the future. To the extent that we have accepted restricted securities as payment for our business consulting services, we have deferred revenue recognition with respect to these securities. If such securities become worthless, no revenue with respect to these services will be realized. Eliminating the possibility of clients paying for our services with securities may negatively impact our ability to attract clients that could not otherwise pay for our services with cash. We cannot predict what effect, if any, the future change in our fee structure for our business consulting services may have on our ability to attract business consulting clients.

         THE LOSS OF SERVICE OF KEY MANAGEMENT COULD HAVE A NEGATIVE IMPACT ON OUR PERFORMANCE. Our success depends to a significant degree upon the performance of our founder and chief executive officer, Gregory J. Halpern. The loss of service of Mr. Halpern could have a material adverse effect on our operating performance and viability as a going concern.

         OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS IN EXCESS OF SIXTY PERCENT OF OUR COMMON STOCK. Ownership of Circle Group is concentrated in management. Gregory J. Halpern, our Chairman and Chief Executive Officer, holds 53.22% of Circle Group and all of the directors and officers as a group hold 60.03%. Holders of our Common Stock could be out-voted by management in most circumstances and thereby management could control the composition of the board of directors and the policies of Circle Group.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are principally contained in the section entitled "Description of Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

         |X| Our product development efforts;


         |X| The commercialization of our products;


         |X| Anticipated operating losses and capital expenditures;


         |X| Our estimates regarding our needs for additional financing;


         |X| Our estimates for future revenues and profitability; and


         |X| Sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of our product candidates, and the continued viability and duration of those agreements and efforts.

         In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in the foregoing section under the heading "Risk Factors." Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report.

         You should read this Annual Report and the documents that we reference in this Annual Report with the understanding that our actual future results may be materially different from what we expect. We do not intend to update any of these statements or to publicly announce the result of any revisions to any of these forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7.           DESCRIPTION OF PROPERTY.

         Circle Group is headquartered in approximately 22,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $11,880 per month pursuant to non-cancelable operating leases that expire in 2004. All Company subsidiaries and divisions are operated out of this space.

ITEM 8.           DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

                    NAME                                   POSITION                                 AGE
                    ----                                   --------                                 ---
             Gregory J. Halpern         Chief Executive Officer and Chairman of the Board of         44
                                        Directors

             Michael J. Theriault       Chief Operating Officer                                      50
             Dana L. Dabney             Director, Secretary and Chief                                53
                                        Financial Officer

             Edward L. Halpern          Director                                                     73
             Steve H. Salgan, MD        Director                                                     50
             Stanford J. Levin          Director                                                     50


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

         MICHAEL J. THERIAULT. Mr. Theriault has served as our chief operating officer since June 1999. His professional experience includes progressive operations, programming, design, support, consulting, project management, and department management experience in manufacturing, insurance, medical, consulting, and mortgage banking industries on both mainframe and personal computer equipment. From September 1989 until May 1999, Mr. Theriault was employed by Recon Optical, Inc., for whom he served as Supervisor of Business Systems from June 1997 until May 1999, and Senior Systems and Programming Specialist and Senior Project Leader of Manufacturing from September 1989 until June 1997. Mr. Theriault received his BS in Computer Science and Business Management from Northeastern Illinois University in 1978 and an MBA from Lake Forest Graduate School of Management in 1987.

         DANA L. DABNEY. Mr. Dabney has been a member of the board of directors of Circle Group and has held various offices, including vice president of sales and marketing and secretary, since January 1997. Currently Mr. Dabney serves as the Company's CFO. During the first two years of development of Circle Group, Mr. Dabney was also employed as a mortgage broker. From 1994 until December 1997, Mr. Dabney was employed by State Financial Bank in Richmond, Illinois, and from January 1998 until December 1998 he was employed by Mortgage Market Corporation in Illinois.

         EDWARD L. HALPERN. Since March 1999, Mr. Halpern has been a director of the Company and was our chief operating officer from January 1999 until March 1999. Mr. Halpern founded On-Line Bedding in 1981 and served as its president, chief executive officer and sole director until it was acquired by Circle Group in January 1999. Mr. Halpern has continued his duties with On-Line Bedding since Circle Group acquired it. Mr. Halpern is the father of Gregory J. Halpern.

         STEVE H. SALGAN, M.D. Dr. Salgan has been a director since March 2000. Since January 1998, Dr. Salgan has been president of Steven H. Salgan, M.D., Ltd., a practice specializing in primary care internal medicine and general/family medicine. He has been a member of the American Association of Professional Ringside Physicians since 1997 and a member of the Internal Medicine Subcommittee for Quality Assurance of Saint Margaret Mercy Hospital in Hammond, Indiana since 1996. Dr. Salgan received a B.S. in Psychology from DePaul University in 1976, and a M.D. from the Abraham Lincoln School of Medicine, University of Illinois in June 1982.

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

ITEM 9.           REMUNERATION OF DIRECTORS AND OFFICERS.

         The following table sets forth the aggregate remuneration of each of the three highest paid persons who are officers or directors as a group of Circle Group during the last fiscal year:

                                                     CAPACITIES IN WHICH                      AGGREGATE
         NAME OF INDIVIDUAL                       REMUNERATION WAS RECEIVED                  REMUNERATION
         ------------------                       -------------------------                  ------------
         Edward L. Halpern                  Director, President, On-Line Bedding               $110,000
         Gregory J. Halpern                 Chief Executive Officer and Chairman               $ 81,000
         Michael J. Theriault               Chief Operating Officer                            $ 75,000

         The above table includes all cash remuneration and is presented on an accrual basis. Gregory J. Halpern had an employment agreement with Circle Group, which expired on January 31, 2002 as discussed below. Mr. Theriault had an employment agreement with Circle Group, which provided for an annual salary and bonus. Directors do not receive any compensation for their attendance at Board of Directors meetings. We are currently negotiating a new employment agreement with several of our officers. We have entered into written employment agreements with certain executive officers currently employed with us, the terms of which are summarized below.

         President and Chief Executive Officer

         As noted above, Gregory J. Halpern had an employment agreement with us dated January 1, 1999, as amended, which terminated on January 31, 2002. We are currently negotiating a new agreement with Mr. Halpern. The terms of his previous agreement are described below. In January 2001, Mr. Halpern's employment agreement was amended to provide for an annual base salary of $150,000 with eligibility to receive an annual bonus of up to $50,000. His bonus was subject to his achievement of certain performance objectives. Mr. Halpern was also entitled to cash incentive awards, approved by the Board of Directors, based on a percentage of Circle Group's earnings as follows:

           2002 EARNINGS BEFORE                     EARNED INCENTIVE
        INTEREST AND TAXES ("EBIT")                (AS DEGREE OF EBIT)

              Below $500,000                                0
           $500,000 - 2,000,000                           2.5%
               $2,000,000 +                               5.0%

         Mr. Halpern has agreed to a non-compete and non-disclosure provision that continues for a period of five years beyond the termination of his employment agreement. In the event that Mr. Halpern is terminated by us without cause or as a result of our breach of the employment agreement, he is not entitled to any severance payments. In the event Mr. Halpern is terminated, he is only entitled to receive his salary until the date of termination.

         In connection with his employment and giving effect to a December 2000 two-for-one split of our Common Stock, in March 2000, Mr. Halpern was granted an option to acquire 400,000 shares of our Common Stock at an exercise price of $5.50 per share, which vested immediately and is exercisable for three years. Additionally, in connection with the amendment dated January 2001 to Mr. Halpern's employment agreement, Mr. Halpern is eligible to receive a number of options that would maintain his existing majority ownership, in accordance with the following EBIT milestones, none of which were achieved in fiscal year 2002:

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


         All of the options will be granted at fair market value at the time of grant, will vest immediately and will be exercisable for a period of five years. The grant agreements under the Circle Group Internet Inc. Stock Option Plan ("Option Plan") provide that options awarded to employees expire upon the termination of employment except for termination due to death, disability or retirement. The compensation program is specifically designed for the fiscal year 2001. At the beginning of each year thereafter, the Board of Directors will review, and if necessary, revise the program as it deems appropriate. The Board of Directors did not make any revisions to the program at the beginning of fiscal year 2002.

         Chief Operating Officer

         We entered into an employment agreement dated June 1, 1999 with Michael Theriault that terminated on May 31, 2002, pursuant to which he joined us as Chief Operating Officer. We are currently negotiating a new agreement with Mr. Theriault. Pursuant to his former employment agreement, Mr. Theriault was entitled to receive a base salary of $68,000 per annum. In addition, Mr. Theriault received a signing bonus of 20,000 shares of our Common Stock.

         Mr. Theriault received an option to acquire 40,000 shares of our Common Stock at $5.00 per share in connection with his employment, which options vested immediately upon granting and are exercisable for a five year period, subject to his continued employment with us. The grant agreements under Option Plan provide that options awarded to employees expire upon the termination of employment except for termination due to death, disability or retirement.

         In the event Mr. Theriault is terminated for cause he is only entitled to receive his salary until the date of termination. The employment agreement does not provide for any severance payments upon termination of Mr. Theriault's employment by Circle Group. Mr. Theriault has agreed to a non-competition and non-solicitation provision that continues for a period of six months beyond termination of his employment agreement.

         Vice President, Chief Financial Officer

         We entered into an employment agreement with Dana L. Dabney dated January 2, 1999 pursuant to which Mr. Dabney became Vice President of Sales and Marketing. The term of his employment was January 2, 1999 through January 2, 2002. We are negotiating a new agreement with Mr. Dabney. Pursuant to the employment agreement, Mr. Dabney was entitled to receive an annual base salary of $60,000. Giving effect to a December 2000 two-for-one split of our Common Stock, on March 7, 2000, Mr. Dabney was granted an option to acquire 10,000 shares of our Common Stock at an exercise price of $5.00 per share, which vested immediately and is exercisable for three years. Mr. Dabney assumed the position of chief financial officer as of December 31, 2002.

         In addition, in connection with Mr. Dabney's employment with the Company and giving effect to a December 2000 two-for-one split of our Common Stock, Mr. Dabney's wife was granted (i) on March 7, 2000, an option to acquire 2,000 shares of our Common Stock at an exercise price of $5.00 per share, which vested immediately and is exercisable for three years and (ii) on September 16, 2000, an option to acquire 2,000 shares of our Common Stock at an exercise price of $5.00 per share, which vested immediately and is exercisable for three years. In the event that Mr. Dabney's employment is terminated for any reason he is entitled to receive his base salary only until the date of termination. The employment agreement does not provide for any severance payments upon termination of Mr. Dabney's employment by Circle Group. Mr. Dabney has agreed to a non-competition and non-disclosure provision that continues for a period of five years beyond termination of his employment agreement.

ITEM 10.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         The following table sets forth information as to the record ownership of our Common Stock by (i) the parties named in Item 9, (ii) all of the officers and directors as a group and (iii) each person who owns more than 10% or more of our Common Stock:

  NAME OF OWNER                           ADDRESS OF OWNER                     AMOUNT OWNED       % OF CLASS

Gregory J. Halpern           1011 Campus Drive, Mundelein, Illinois 60060    12,614,000 shares       53.22%
Edward L. Halpern            1011 Campus Drive, Mundelein, Illinois 60060       400,000 shares         .02%
Michael J. Theriault         1011 Campus Drive, Mundelein, Illinois 60060        20,000 shares       0.001%
All of the officers and
directors as a group (6
persons)                     1011 Campus Drive, Mundelein, Illinois 60060    14,230,000 shares       60.03%


         The following table sets forth the information as to options, warrants and other rights to purchase Common Stock:

                                       TITLE AND AMOUNT OF SECURITIES CALLED
  NAME OF HOLDER                        FOR BY OPTIONS, WARRANTS OR RIGHTS           EXERCISE PRICE PER SHARE
Gregory J. Halpern                                  1,105,000                     400,000 at $5.50 and 60,000 at
                                                                                    $1.25 and 645,000 at $0.30
Edward L.Halpern                                       95,000                                  $0.30
Michael J. Theriault                                  565,000                      380,000 at $5.00 and 185,000
                                                                                              at $0.30

All of the officers and
directors as a group (6 persons)                    2,353,000                         Range from $0.30 - $5.50

ITEM 11. INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         On August 2, 2002 and November 7, 2002, the Company borrowed $149,000 and $70,000, respectively, from Gregory J. Halpern, the Chairman of the Board of Directors, and signed two promissory notes in favor of Gregory J. Halpern in return. The notes are payable upon demand and provided for interest to be paid monthly at the rate of 5% per annum. As of December 31, 2002, the principal balance of the notes and related aggregate accrued interest outstanding was $207,497.

         On October 31, 2002, the Company borrowed $25,000 from Edward L. Halpern, a Director, and signed a demand promissory note in favor of Edward L. Halpern in return. The note provided for interest to be paid monthly at the rate of 5% per annum. As of December 31, 2002, the principal balance of the notes was $25,000.

         On November 15, 2002, the Company entered a stock sale and loan agreement with an officer. Pursuant to this agreement, the officer sold shares of Common Stock valued at $7,100 and loaned 80% of the proceeds, or $5,680 to the Company in exchange for a promissory note issued by the Company in favor of the officer in the amount of $7,100 as required by the agreement. The note bears interest at 6.75% per annum, and is due on demand.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock, as quoted for trading on the Over-the-Counter Bulletin Board under the symbol "CRGQ." Our Common Stock began trading on the OTCBB in the second quarter of 2002. The last reported sale price of our Common Stock on March 31, 2003, was $0.51 per share. As our Common Stock is traded in the over-the-counter market, the prices set forth in the below table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 2002, there were 477 record holders of the Common Stock.

                                                   High           Low
2002
----

2nd Quarter                                        0.75          0.30
3rd Quarter                                        0.75          0.10
4th Quarter                                        0.14          0.03

2003
----

1st Quarter (Through March 31, 2003)               0.63          0.05



         Circle Group has never paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 2.           LEGAL PROCEEDINGS.

         The Company filed a lawsuit in the United States District Court for the Southern District of Florida in August 2002, alleging a legal malpractice claim against its prior legal counsel. The Company issued a demand in the amount of $3.2 million and mediation is being staged. The defendant law firm recently filed for protection with the Florida courts based on a state version of bankruptcy.

         The Company filed a lawsuit in September 2002 in the United States District Court for the Northern District of Illinois alleging a breach of contract and fraud against a public relations firm. The allegations arose out of an agreement under which the firm was to generate media coverage for the Company. The Company further alleges that it paid the firm $538,000 pursuant to the agreement. The firm filed a counter-claim alleging that it performed its contractual duties and that the Company owes $537,837.77 under the contract. Negotiations to settle the claim are ongoing and the likely outcome of this lawsuit cannot be assessed.

         The Company also filed four lawsuits in January 2003, each in the Circuit Court of the Nineteenth Judicial Circuit Lake County of Illinois, alleging breach of contract and fraud against four investor relation consultants. The allegations arouse out of agreements between the Company and the consultants under which they were to provide fund raising, acquisition, and stock promotion services for the Company. The Company alleges that the consultants failed to uphold their obligations and misrepresented their services, and the Company's stock value was injured in the market as a result. The aggregate amount claimed by the Company in all four lawsuits totaled $269,213. The likely outcome of these lawsuits cannot be assessed.

         In November 2000, Circle Group terminated the employment of Mr. Frank Menon, our former president and filed a complaint in the Circuit Court for the Nineteenth Judicial Circuit of Illinois against Mr. Menon alleging, among other things: (1) misappropriation of trade secrets, (2) breach of fiduciary duty, (3) defamation, (4) tortious interference with contract and prospective business relations and (5) breach of employment contract. Mr. Menon filed a counterclaim against Circle Group and Gregory J. Halpern, individually, alleging: (1) violation of wage payment and collection act, (2) defamation, (3) breach of contract, (4) breach of oral contract and (5) fraud. Mr. Menon also filed a derivative action against Circle Group and Gregory J. Halpern on behalf of all shareholders of the Company. Two counts in Mr. Menon's counterclaim, for defamation and breach of oral contract, were dismissed with prejudice by the court and the fraud and breach of contract claims were dismissed without prejudice on August 16, 2001. The wage payment and collection act claim is still pending. In addition, the court also dismissed Mr. Menon's motion to disqualify Circle Group's counsel and awarded fees to Circle Group for Mr. Menon's failure to provide proper verification of his motion. The Company intends to vigorously defend against Mr. Menon's remaining claims.

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

         In September 2000, we assisted with a private placement for Maxcess, Inc. in which we raised approximately $3,000,000. In May 2001, we filed a complaint in the Circuit Court for the Nineteenth Judicial Circuit of Illinois against Maxcess and certain of its principals for unpaid compensation due to us in connection with the private placement. We received an answer to our complaint and we are currently in discovery. We are asking to be compensated approximately $180,000 for unpaid commissions and approximately 265,000 options to purchase common stock of Maxcess.

         It is management's opinion that these legal proceedings will not have a material adverse affect on the financial position of the Company.

ITEM 3.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         On November 6, 2002, the Company dismissed its certifying accounting firm McGladrey & Pullen, LLP, as recommended by the audit committee of the Company's Board of Directors. The accountants' report on the financial statements for the Company's fiscal years ended December 31, 2001 and 2000 expressed an unqualified opinion on those financial statements. During such fiscal years and the subsequent interim periods prior to November 6, 2002, there were no disagreements with the former accounting firm on any matter of accounting principles or practices, financial disclosure or auditing scope of procedure, which disagreements, if not resolved to McGladrey & Pullen's satisfaction, would have caused McGladrey & Pullen to make reference to the subject matter of the disagreements in connection with McGladrey & Pullen's reports. The Company engaged Spector & Wong, LLP as of such date.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 27, 2002, the Company held its annual meeting at its executive offices (1) to consider and vote upon a proposal to amend the Company's Articles of Incorporation to change its name to "Circle Group Holdings Inc." and to authorize a class of blank check preferred stock, (2) to elect a Board of Directors to serve for the ensuing year and until their successors are elected and qualify, and (3) to consider and vote upon the 2002 Stock Incentive Plan. All of the matters submitted for shareholder approval, including the full slate of nominees were approved at the meeting. The vote tally is as follows:

                                             For         Against     Abstain
                                             ---         -------     -------
         Amend Articles of Incorporation  17,687,324     174,378        0

         Director Nominees:
                Gregory J. Halpern        17,768,024      93,678        0
                Edward L. Halpern         17,768,024      93,678        0
                Dana L. Dabney            17,702,024     159,678        0
                Stanford J. Levin         17,772,024      89,678        0
                Steven S. Salgan, M.D.    17,772,024      89,678        0

         Stock Option Plan                17,604,524     257,178

ITEM 5.           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. These reporting persons are required by regulation to furnish the Company with copies of all Section 16 Reports they file. The Company is reviewing the compliance of its reporting person with their Section 16 Reports.

ITEM 6.           REPORTS ON FORM 8-K.

         The Company filed Current Reports on Form 8-K in connection with the dismissal of its certifying accounting firm on December 17 and November 12, 2002, and in connection with its acquisition of Fiber-Gel on November 12 and September 11, 2002.

                                    PART F/S

         The following financial statements of the Company are included herein:

         AUDITED ANNUAL FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         Independent Auditors' Reports

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statements of Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Circle Group Holdings, Inc and subsidiaries

         We have audited the accompanying consolidated balance sheet of Circle Group Holdings, Inc. (F/k/a Circle Group Internet, Inc.) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Circle Group Holdings, Inc. and its subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that Circle Group Holdings, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has experienced declining revenues in its e-tailer segment; has not been able to generate meaningful revenues from its other business segments; and has not generated funds from its investing activities, which has adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector & Wong, LLP
Pasadena, California
April 8, 2003

McGladrey & Pullen
Certified Public Accountants


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Circle Group Holdings, Inc. and Subsidiaries
Mundelein, Illinois

We have audited the accompanying consolidated balance sheet of Circle Group Holdings, Inc. (formally known as Circle Group Internet Inc.) and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle Group Holdings, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented assuming that Circle Group Holdings, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has experienced declining revenues in its e-tailor segment; has not been able to generate meaningful revenues from its other business segments; and has not generated funds from its investing activities, which has adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classification of liabilities that may result from the outcome of this uncertainty.

                                                     /s/ McGladrey & Pullen, LLP


Chicago, Illinois
February 28, 2002


McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------



ASSETS                                                       2002         2001
---------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                               $  122,459   $  629,508
  Accounts receivable                                         32,828       75,053
  Prepaid expenses and other assets                            6,321       18,708
  Employee loans and advances                                  6,245       19,723
  Inventories                                                 23,924       46,576
                                                          -----------------------

           TOTAL CURRENT ASSETS                              191,777      789,568
                                                          -----------------------

Property and equipment, net of accumulated
    depreciation 2002 $681,719; 2001 $700,777                862,824    1,066,968
                                                          -----------------------

Other Assets
  Investments                                                     --      191,220
  Notes receivable, net of allowance for loan loss
    2001 $718,000                                                 --      132,000
  Deposits                                                    11,090       13,618
  Software development, net of accumulated amortization
    2001 $5,175                                                   --       63,821
                                                          -----------------------
                                                              11,090      400,659
                                                          -----------------------

                                                          $1,065,691   $2,257,195
                                                          =======================


See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                 2002            2001
--------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable and other liabilities                        $    399,251    $    283,272
  Officers' loan, due on demand                                      232,600              --
  Capital lease obligations, current portion                          21,893              --
                                                                ----------------------------
                                                                     653,744         283,272
Long-Term Liabilities,
  Capital lease obligations, net of current portion                   99,480              --
                                                                ----------------------------

          TOTAL LIABILITIES                                          753,224         283,272
                                                                ----------------------------

Stockholders' Equity
  Common stock, $.00005 par value; 50,000,000 shares
   authorized; issued and outstanding 2002 23,711,043 shares;
   2001 19,862,447 shares                                              1,186             993
  Additional paid-in capital                                      20,404,784      18,478,749
  Accumulated deficit                                            (20,082,234)    (16,494,550)
  Treasury stock, at cost                                            (11,269)        (11,269)
                                                                ----------------------------
                                                                     312,467       1,973,923
                                                                ----------------------------

                                                                $  1,065,691    $  2,257,195
                                                                ============================



See notes to confolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                      2002              2001
---------------------------------------------------------------------------------------------
Revenues:
  Products                                                       $    488,758    $    489,201
  Services                                                             75,427          20,911
                                                                 ----------------------------
                                                                      564,185         510,112
                                                                 ----------------------------

Cost of revenues:
  Products                                                            380,383         344,694
  Services                                                          1,408,239         970,404
                                                                 ----------------------------
                                                                    1,788,622       1,315,098
                                                                 ----------------------------

Operating expenses:
  Selling, general and administrative                               2,113,844       3,304,129
  Impairment of goodwill                                              542,800              --
  Impairment loss on investment in associated companies                    --       1,308,780
                                                                 ----------------------------
                                                                    2,656,644       4,612,909
                                                                 ----------------------------

            Operating (loss)                                       (3,881,081)     (5,417,895)
                                                                 ----------------------------

Other income (expenses):
  Other income (expense), net                                          33,830          73,496
  Recovery of bad debt                                                     --         200,000
  Gain on sales of securities                                          19,325              --
  Gain on sales of impaired investment in associated companies        235,022              --
  Interest income                                                      24,270         196,593
  Interest expense                                                    (19,050)             --
                                                                 ----------------------------
                                                                      293,397         470,089
                                                                 ----------------------------

            Net (loss)                                           $ (3,587,684)   $ (4,947,806)
                                                                 ============================

Loss per Share - Basic and Diluted                               $      (0.17)   $      (0.25)
                                                                 ============================

Weighted Average Number of Shares                                  21,640,464      19,850,186



See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                              Additional
                                                   Common Stock                 Paid-in     Accumulated     Treasury
                                                 Shares         Amount          Capital       Deficit         Stock        Total
                                               ------------------------------------------------------------------------------------

Balance at December 31, 2000                   19,817,936    $        991    $ 18,248,696   $(11,546,744)   $ (11,269)   $6,691,674

  Stock issued for employee compensation           20,000               0         100,000              0            0       100,000
  Stock issued for services                        25,511               2         127,553              0            0       127,555
  Stock issued in private placement                 1,000               0           2,500              0            0         2,500
  Retirement of stock                              (2,000)              0               0              0            0             0
  Net loss                                                                                    (4,947,806)                (4,947,806)
                                               ------------------------------------------------------------------------------------

Balance at December 31, 2001                   19,862,447             993      18,478,749    (16,494,550)     (11,269)    1,973,923

  Stock issued for services                       882,096              44         917,134              0            0       917,178
  Stock issued for acquisition of subsidiary    2,800,000             140         503,860              0            0       504,000
  Stock issued in private placement               166,500               9         416,241              0            0       416,250
  Warrants issued for acquistion of subsidiary          0               0          88,800              0            0        88,800
  Net loss                                                                                    (3,587,684)                (3,587,684)
                                               ------------------------------------------------------------------------------------


Balance at December 31, 2002                   23,711,043    $      1,186    $ 20,404,784   $(20,082,234)   $ (11,269)   $  312,467
                                               ====================================================================================


See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                    2002                2001
----------------------------------------------------------------------------------------------------------------

Cash Flow From Operating Activities:
  Net (loss)                                                                   $(3,587,684)          $(4,947,806)
  Adjustments to reconcile net (loss) to net cash
   (used in) operations:
   Depreciation and amortization                                                   200,438               267,603
   (Gain) loss on disposal of investments                                         (254,347)                2,559
   Impairment of investments                                                             0             1,308,780
   Write-off of goodwill                                                           542,800                27,336
   Write-off of long-lived assets                                                  143,144                     0
   Recovery of bad debt                                                                  0              (200,000)
   Loss on disposal of property and equipment                                        7,563                     0
   Provision for loan losses                                                             0               618,000
   Write-off of employee advances and loans                                          3,873                     0
   Stock issued for employee compensation                                                0               100,000
   Stock issued for services                                                       917,178               127,555
   (Increase) decrease in:
     Accounts receivable                                                            42,225                (1,023)
     Prepaid expenses and other assets                                              12,387                92,554
     Inventories                                                                    22,652                (7,909)
     Deposits                                                                        2,528                17,323
   Increase (decrease) in:
     Accounts payable and other liabilities                                        115,979              (281,735)
                                                                               ---------------------------------
           CASH FLOWS (USED IN) OPERATING ACTIVITIES                            (1,831,264)           (2,876,763)
                                                                               ---------------------------------

Cash Flow From Investing Activities:
  Employee loans and advances                                                        9,605                26,526
  Purchase of property and equipment                                                (3,555)             (256,290)
  Proceeds from disposition of property and equipment                              135,725                    --
  Capitalized software development costs                                           (34,498)              (68,996)
  Repayments received from notes receivable                                             --               200,000
  Proceeds from sales of  investments                                              577,567                33,441
                                                                               ---------------------------------
           CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                   684,844               (65,319)
                                                                               ---------------------------------

Cash Flow From Financing Activities:
  Net proceeds from sales of stock                                                 416,250                 2,500
  Proceeds from notes payable to officers                                          232,600                    --
  (Repayments) on capital lease obligations                                         (9,479)                   --
                                                                               ---------------------------------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             639,371                 2,500
                                                                               ---------------------------------

           NET (DECREASE) IN CASH AND CASH EQUIVALENTS                            (507,049)           (2,939,582)

Cash and cash equivalents, at beginning of year                                    629,508             3,569,090
                                                                               ---------------------------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                      $   122,459           $   629,508
                                                                               =================================

Supplemental Disclosures of Cash Flow Information:
  Cash payments (receipts) for:
      Interest                                                                 $    16,741           $         0
      Income Taxes                                                                      --               (84,179)

Supplemental Schedules of Noncash Investing and Financing Activities:
  Capital lease obligations incurred for property and equipment                $   130,852           $        --
  Conversion of note receivable into investment                                    132,000                    --
  Issuance of stock and warrants to acquire subsidiary                             592,800                    --
  Write-off of investments and deferred revenue                                         --             1,043,758



See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

Nature of business: Circle Group Internet, Inc. and subsidiaries (the "Company") is an Internet company with e-finance, business consulting, e-tailer, software development, health products and self-defense training divisions. On December 27, 2002, the Company changed its name to Circle Group Holdings, Inc.

Principles of consolidation and presentation: The accompanying consolidated financial statements include the accounts of Circle Group Holdings, Inc. (F/k/a Circle Group Internet, Inc, the "Parent") and its subsidiaries, On-Line Bedding Corporation, PPI Capital Corp., CGI Capital, Inc., CGI Total Media, CGI Worldwide, Inc., Veridisc Corporation, Fiber-Gel Technologies, Inc., and TheBraveway.com, Inc., after elimination of all inter-company accounts and transactions.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

Revenue from web design services is recognized when the services are completed, providing that the collectibility is reasonably assured. Non-marketable equity securities received in lieu of cash for business consulting services are recorded in the deferred revenue account at estimated value when received. Revenue from these service contracts are recognized over the life of the contract when it has been determined that there are no uncertainties regarding the realizability of converting these equity securities to cash. This generally occurs after the client has completed a public offering or is acquired by a publicly traded company. Cash revenues received in advance from business consulting contracts are deferred and recognized over the life of the contract.

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

Allowance for loan losses: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

Goodwill: The cost in excess of net assets acquired is capitalized as goodwill and is amortized on a straight-line basis over a fifteen-year period. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and consideration of projected operating cash flows. During the years ended December 31, 2002 and 2001, the Company recognized an impairment of the goodwill of $542,800 and $27,336, respectively.

Impairment of Long-Lived Assets: Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value costs to sell. During the year ended December 31, 2002, the Company recognized an impairment of the long-lived assets of $143,144 related to its software development and health product segments.

Stock-based Compensation The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method as prescribed under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under APB No. 25, but are required to disclose in a note to the financial statements pro forma results of operations as if the Company had applied the fair value of accounting.

         The Company accounts for employee stock-based compensation under the intrinsic value method of APB No. 25. SFAS No. 123, as amended by SFAS No. 148, establishes disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The Company's pro forma results of operations and loss per share information using a fair value based method of accounting for years ended December 31, 2002 and 2001 is as follows:

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

                                                  2002                 2001
                                             ---------------------------------
        Net loss - as reported               $ (3,587,684)        $ (4,947,806)
        Pro forma compensation expense          1,502,564            3,007,610
                                             ---------------------------------
        Pro forma net loss                   $ (5,090,248)        $ (7,955,416)
                                             =================================

        Basic and diluted net loss per share:
          As reported                        $      (0.17)        $      (0.25)
          Pro forma                          $      (0.24)        $      (0.40)


         The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Other Significant Accounting Policies

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become un-collectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2002 and 2001 was $1,111 and $0, respectively.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and equipment: Property and equipment are stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated on the accelerated and straight-line methods over the estimated useful lives of the assets. Estimated useful lives of five to seven years are used for machinery and equipment, office equipment and furniture, and automobile. Estimated useful lives of up to five years are used for computer equipment and related software. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease terms or five years.

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Software development costs: The Company capitalizes software development costs incurred subsequent to the internal release of products for acceptance testing pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product.

Web Site development costs: The Company accounts for costs incurred for web site development under Emerging Issues Task Force (EITF) 00-2, "Accounting for Web Site Development Costs. Generally," all costs incurred in the planning and operational phases are expensed as incurred. For costs incurred in other phases, such as application and infrastructure development, graphics development and content development, the Company applies SOP 98-1 in determining whether to capitalize or expense these costs.

Income (Loss) Per Common Share Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and, when, diluted, potential shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities on an as-if-converted basis. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 4,560,000 and 2,738,720 for years ended December 31, 2002 and 2001, respectively.

New Accounting Standards: On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25.

In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

NOTE 2. CONTINUING OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $3,587,684 for the year ended December 31, 2002, and as of that date, had an accumulated deficit of $20,082,234. As of December 31, 2002, the Company's current liabilities exceeded its current assets by $461,967, and had stockholders' equity of $312,467. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

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

The Company's plans to generate additional operating capital to implement its business strategy include:

     o Improve sales from its e-tailer segment through the resumption of product orders from the Company's major customers in the air and rail transportation industry, as well as new contract awards from its existing customer base of universities and hospitals.
     o Improvements in the private equity market that will allow the Company to resume its capital raising efforts on behalf of current and new early stage development clients seeking equity capital through its e-finance segment. The e-finance segment generates revenue in the form of commission payments based on the amount of capital raised from its efforts.
     o Its business-consulting segment has contracts pending, and continues to submit bid proposals to perform due diligence and other consulting services on an ongoing basis for local venture capital firms and consulting groups. In addition, this segment continues to derive revenue from its media and web development division.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. CONTINUING OPERATIONS (CONTINUED)

     o A plan to reduce operating expenses in the near term through a series of aggressive cost-cutting measures, as well as a gradual reduction in head count which would incrementally reduce the Company's payroll burden and other employee related expenses. In October 2002, the Company reduced its workforce from 29 to 7 employees, an 85% reduction from September 30, 2002.
     o The Company intends to sell CGI Capital, Inc., its wholly owned e-finance subsidiary (see Note 15).
     o The Company has various investments in companies that currently do not have an established trading market. The Company is looking to explore options with each of these companies to realize value from those investments.

Should additional capital be needed to fund future operations or investments and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through public or private offerings of the Company's or its subsidiaries' stock. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company. As a result, the Company may need to curtail certain other of its operations or, ultimately, cease operations.

The Company has generated approximately $416,250 in additional operating capital through sales of its common stock and $577,567 through sales of its impaired investments during 2002.

NOTE 3. ACQUISITION

On August 27, 2002, the Company acquired Fiber-Gel Technologies, Inc. ("Fiber-Gel"), a wholly owned subsidiary of Utek Corporation ("Utek"). Fiber-Gel owns the exclusive, worldwide licensee to Z-Trim-an all natural, carbohydrate-based fat replacement developed by the United States Department of Agriculture's (USDA) Agricultural Research Service. Under the terms of the acquisition, the Company issued 2,800,000 shares of the Company's common stock valued at $504,000 using an average market price of $0.18 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (August 27, 2002). The Company also issued a warrant to Utek to purchase 500,000 shares of the Company's common stock at an exercise price of $0.36 per share within 36 months of the date of acquisition. The warrants were valued at $88,800 calculated using the Black-Scholes option-pricing model.

The total purchase cost of the acquisition is summarized as follows:

             Value of common stock issued            $ 504,000
             Value of warrant issued                    88,800
                                                     ---------
             Total purchase price                    $ 592,800
                                                     =========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. ACQUISITIONS (CONTINUED)

The purchase price allocation is as follows:

          Licensing agreement                               $  50,000
          Goodwill                                            542,800
                                                            ---------
           Total purchase price                             $ 592,800
                                                            =========

The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly the assets acquired were recorded at their estimated fair value at the date of the acquisition. No tangible assets were acquired and no liabilities were assumed from the acquisition. The results of operations of Fiber-Gel have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Fiber-Gel entered into a license agreement with the USDA for the development and commercialization of Z-Trim in the United States and Canada. Upon execution of the agreement, Fiber-Gel paid the USDA a license execution fee of $50,000, which is capitalized as an intangible asset. Because the Fiber-Gel acquisitions have not met the performance targets established at the time of acquisition, and because market conditions used as a basis of estimating terminal values continue to remain depressed, the Company performed an impairment assessment of its goodwill and identifiable intangible assets recorded in connection with the acquisitions. As a result, management recorded an impairment charge during the year ended December 31, 2002 in the amount of $592,800. The Company assessed the recoverability of goodwill and the license agreement using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on hypothetical sales of an acquisition at the end of the related goodwill and license agreement amortization period. As of December 31, 2002, the remaining balance of goodwill and license agreement was $0.

NOTE 4.  INVESTMENTS

Stock Received for Services

As of December 31, 2002 and 2001, the carrying value of investments in stock received for services was $0. No revenue was recognized in either year. In 2001, the Company reduced deferred revenue by $1,043,758 to recognize losses on investments that management determined to be other than temporary. In 2002, the Company sold two of the investments back to the clients and recognized a gain of $130,224.



                                                 December 31, 2002               December 31, 2001
                                              --------------------------------------------------------
                                               Carrying       Cost             Carrying        Cost
                                                Value         Basis             Value          Basis
                                              --------------------------------------------------------
        Stocks received for services          $   0      $ 2,723,538           $   0       $ 5,283,578


CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4. INVESTMENTS (CONTINUED)

As of December 31, 2002 and 2001, other investments at estimated fair values consist of the following:



                                                        December 31, 2002               December 31, 2001
                                                      ---------------------------------------------------------
                                                       Carrying       Cost            Carrying         Cost
                                                         Value        Basis             Value          Basis
                                                      ---------------------------------------------------------
                Available-for-Sale Securities(A)      $    --      $        --       $ 191,220      $   500,000
                Equity Securities(B and C)                 --        1,000,000              --        3,113,036
                                                      ---------------------------------------------------------

                                                      $    --      $ 1,000,000       $ 191,220      $ 3,613,036
                                                      =========================================================



(A) In 2001, the Company converted its investments of unregistered Series A 8% Cumulative Convertible Preferred Stock investment into 90,198 common shares of Startech Environmental Corp. The stock has been registered in a 1933 Act registration statement. The common stock trades on the NASDAQ Small Cap trading system under the symbol "STHK." The Company classifies this investment as "Available for Sale"; however, management determined the decline in market value of $308,780 was other than temporary and the loss was recognized during the year ended December 31, 2001. The Company sold all shares in Startech for $210,545 during 2002 and realized a gain of $19,325.

(B) On May 16, 2000, the Company purchased 333,333 shares of an associated non-public telecommunications company in a private placement. There is no market for its shares. The company previously valued the holding at its cost of $1,000,000. During 2001, the associated company ceased operations. At September 30, 2001 the Company reduced the value of this holding to $0, to recognize a loss on investment that management determined to be other than temporary.

(C) The Company converted an associated company's note receivable and unpaid interest of $2,113,096 into 528,274 shares of the associated company's stock. As of December 31, 2001, the Company reduced the value of this holding to $0 and recognized a loss on investment that management determined to be other than temporary. In 2002, the Company sold all the shares back to the associated company for total proceeds of $186,798, resulting in a realized gain of $186,798.

NOTE 5.  NOTES RECEIVABLE

As of December 31, 2002 and 2001, the Company had notes receivable consisting of the following:

                                                      2002              2001
                                                    ---------------------------
                Notes Receivable                    $     --        $  850,000
                Less: Allowance for Loan Losses           --          (718,000)
                                                    ---------------------------
                Notes Receivable, net                     --           132,000
                Less: Current Portion                     --                --
                                                    ---------------------------
                Notes Receivable, noncurrent        $     --        $  132,000
                                                    ===========================

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. NOTES RECEIVABLE (CONTINUED)

The Company had a note receivable in the amount of $750,000 that was due on August 9, 2005. The note bore interest at 8% per annum and was payable quarterly in arrears. In February 2002, the Company converted the note into 375,000 shares of the borrower's common stock and received 206,250 warrants to purchase common stock of the borrower. In December 2002, the Company sold all the shares back to the borrower for $50,000, resulting in a realized loss of $82,000. An allowance for loan loss of $618,000 was previously reserved for the note.

The Company had a note receivable in the amount of $100,000 from an associated company. The note was previously fully reserved for losses. The interest has been paid in cash current through November 30, 2001. In December 2002, the Company entered into a settlement agreement with the associated company. The associated company agreed to pay $10,000 to buy back all shares of its common stock the Company received for services. In return the company forgave the note.

The following is an analysis of the allowance for losses for the years ended December 31, 2002 and 2001:

                                                    2002         2001
                                                 ----------------------
               Beginning Balance                 $ 718,000    $ 300,000
               Provision charged to operations           0      618,000
               Recoveries                               --     (200,000)
               Charge-offs                        (718,000)           0
                                                 ----------------------
               Ending Balance                    $      --    $ 718,000
                                                 ======================


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows for the years ended December 31, 2002 and 2001:

                                                      2002          2001
                                                 --------------------------
               Machinery and equipment           $   154,144    $   182,445
               Computer equipment and software       294,354        406,427
               Office equipment and furniture        515,515        598,343
               Leasehold Improvements                580,530        580,530
                                                 --------------------------
                                                   1,544,543      1,767,745
               Less: accumulated depreciation       (681,719)      (700,777)
                                                 --------------------------
                                                 $   862,824    $ 1,066,968
                                                 ==========================

NOTE 7.  SALE AND LEASEBACK

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, "Accounting for Leases." The capitalized cost and accumulated depreciation of the leased back property and equipment at December 31, 2002 was $130,853 and $13,085, respectively.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2002:

            Year Ending December 31,

            2003                                          $ 42,270
            2004                                            42,270
            2005                                            42,270
            2006                                            35,296
            Thereafter                                      12,869
                                                          --------
            Total minimum lease payments                   174,975
            Lease amount representing interest              53,602
                                                          --------
            Present value of minimum lease payments        121,373
            Less: current portion                           21,893
                                                          --------
            Non-current portion                           $ 99,480
                                                          ========


The leases bear interest rate ranging from 17.29% to 20.88%.

The Company incurred a loss of $16,413 from the disposition:

            Selling price                                            $ 121,500

            Cost of equipment                          342,171

            Accumulated depreciation                  (204,258)
                                                     ---------
            Book value of equipment                                    137,913
                                                                     ---------

            Loss on disposition of equipment                         $ (16,413)
                                                                     =========

The Company accounts for the disposition in accordance with SFAS 28, "Accounting for Sales with Leasebacks", and accordingly, the loss on the sale was recognized in the period of the sale and leaseback.

NOTE 8.  NOTES PAYABLE TO RELATED PARTIES

On November 15, 2002, the Company entered a stock sale agreement and issued a promissory note of $7,100 to an officer. The agreement provided that the Company directed its transfer agent to remove the restrictive legend and allow the sale of up to 200,000 shares of the Company's common stock under the Securities Act of 1933 (the "Act") in reliance upon the exemption there from contained in
Section 4(1) of the Act and Rule 144 promulgated by the SEC there under, owned by the officer. The Company will borrow, and the officer will loan 80% of any and all proceeds from the sale of the stock to the Company. As of December 31, 2002, the officer sold all his 200,000 shares at a fair market value of $0.0355 per share, and advanced 80% of the total proceeds of $7,100, or $5,680 to the Company. The note bears interest at 6.75% per annum, and is due on demand.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8. NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

The Company also granted the officer non-statutory stock options to purchase 400,000 shares of common stock of the Company at an exercise price of $0.035 per share. The options expire on November 15, 2007.

As of December 31, 2002, notes payable to related parties consist of following:

              a.)Payable to a related party, interest accrued at
                 5%, due on demand. Unsecured.                        $ 200,500
              b.)Payable to a related party, interest accrued at
                 5%, due on demand. Unsecured.                           25,000
              c.)Payable to a related party, interest accrued at
                 6.75%, due on demand. Unsecured.                         7,100
                                                                      ---------
                                                                      $ 232,600
                                                                      =========

NOTE 9.  INCOME TAXES

The deferred net tax assets consist of the following at December 31, 2002 and 2001:



                                                                       2002                 2001
                                                                   ----------------------------------
        Tax Benefit on federal operating loss carry-forward        $  5,333,813          $  4,113,283
        Less: valuation allowance                                    (5,333,813)           (4,113,283)
                                                                   ----------------------------------
        Net deferred tax assets                                    $          0          $          0
                                                                   ==================================


At December 31, 2002, net federal operating losses of approximately $15.7 million are available for carry-forward against future years' taxable income and expire through 2022. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 10. STOCK OPTIONS AND WARRANTS

The Company established a Stock Option Plan (the Plan) effective January 2, 1999 that provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers. During 2000, the Company amended the Plan and reserved 4,000,000 shares of common stock for issuance under the amended Plan. During the twelve months ended December 31, 2002 and 2001, the Company granted 3,030,000 and 0 options, respectively. As of those dates, there were 4,048,000 and 1,818,000 outstanding options, respectively. The range of exercise prices is from $0.035 to $5.50. The options may be exercised no later than three years from the date of issuance. The weighted average fair value of options granted by the Company as of December 31, 2002 was $0.16. No options were granted in 2001. None of these options have been exercised to date.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions for options granted for the year ended December 31, 2002 are as follows:

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. STOCK OPTIONS AND WARRANTS (CONTINUED)

              Weighted average fair value per option granted      $  0.16
              Risk-free interest rate                                1.75%
              Expected dividend yield                                0.00%
              Expected lives                                         3.00
              Expected volatility                                  279.00%

A summary of the status of stock options issued by the Company as of December 31, 2002 and 2001 is presented in the following table.


                                                          2002                            2001
                                                    --------------------------------------------------------
                                                                   Weighted                         Weighted
                                                     Number         Average            Number        Average
                                                       of          Exercise             of          Exercise
                                                     Shares          Price             Shares         Price
                                                    --------------------------------------------------------

Outstanding at beginning of Year                    1,818,000      $  4.94           2,020,000       $ 4.73
Granted                                             3,030,000         0.22                 --            --

Expired and Cancelled                                (800,000)        4.63            (202,000)        4.94
                                                    ---------                        ---------
Outstanding at end of Year                          4,048,000         1.47           1,818,000         4.94
                                                    =========                        =========

Exercisable at end of Year                          4,048,000         1.47           1,818,000         4.94
                                                    =========                        =========


The following table sets forth additional information about stock options outstanding at December 31, 2002:


                                                    Weighted
              Range of                              Remaining           Average
              Exercise           Options           Contractual          Exercise          Options
               Prices          Outstanding             Life              Price          Exercisable
              -------------------------------------------------------------------------------------------
              $0.01-$1.50        3,030,000         2.4 years          $  0.22          3,030,000
              $1.51-$5.00          618,000         0.3 years             5.00            618,000
              $5.01-$5.50          400,000         0.2 years             5.50            400,000
                                 ---------                                             ---------
                                 4,048,000         1.9 years             1.47          4,048,000
                                 =========                                             =========


The Company has warrants outstanding to purchase 512,000 shares of the Company's common stock at prices ranging from $0.36 to $5.00 per share. These warrants expire at various dates through August 2005.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                          2002          2001
                                                     --------------------------
              Numerator:
                Net loss                             $ (3,587,684)  $(4,947,806)
              Denominator:
                Weighted average of common shares      21,640,464    19,850,186

              Basic and diluted net loss per share   $      (0.17)  $     (0.25)
                                                     ============   ===========

NOTE 12. SEGMENT REPORTING

The Company has organized its business units into four reportable segments: e-finance, business consulting, e-tailer and software development. The e-finance segment is a broker-dealer that offers and sells securities in private placements. The business-consulting segment develops distinctive websites and provides business-consulting services. The e-tailer segment is a manufacturer and distributor of pillows, blankets, and other bedding products. The software development subsidiary produces and markets a patent-pending digital rights management (DRM) system that guides consumers to register and authorize access to multimedia content and commercial software via the Internet when utilizing the material on their computers. The corporate operations consist of formal and informal operational consulting services provided to client companies and support services provided to the operating segments. The Company also has subsidiaries, which do not meet the quantitative thresholds for reportable segments. These include:

The Brave Way Inc. provides Personal Security, Self-defense and rape prevention training for individuals and organizations through hands-on training classes and through the sale of their self-defense videos.

Fiber Gel Technologies Inc. holds the worldwide rights to distribute, market and license Z-Trim, an all-natural, carbohydrate-based fat replacement which can be used in meats, breads, cheese, sauces, dips, dressings, spreads, fries, deserts, shakes, & ice cream and other products.

The Company's management reviews the operating companies' income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. Goodwill and the related amortization are principally attributable to the business-consulting segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

A. Reportable Segment Data at December 31, 2002 and 2001, was as follows:

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                  2002          2001
                                             --------------------------
Sales to External Customers
  E-finance                                  $     5,000    $       360
  Business-to-Business                            70,427         20,551
  E-tailer                                       485,780        489,201
  Software Development                                 0              0
                                             --------------------------
   TOTAL SALES TO EXTERNAL CUSTOMERS         $   561,207    $   510,112
                                             ==========================
Intersegment Revenues
  E-finance                                  $         0    $         0
  Business-to-Business                                 0              0
  E-tailer                                             0              0
  Software Development                                 0              0
                                             --------------------------
   TOTAL INTERSEGMENT REVENUES               $         0    $         0
                                             ==========================
Interest Revenue
  E-finance                                       18,796        173,494
  Business-to-Business                             4,025         10,488
  E-tailer                                         1,449         12,611
  Software Development                                 0              0
                                             --------------------------
   TOTAL INTEREST REVENUE                    $    24,270    $   196,593
                                             ==========================
Interest Expense
  E-finance                                  $         0    $         0
  Business-to-Business                           (19,050)             0
  E-tailer                                             0              0
  Software Development                                 0              0
                                             --------------------------
   TOTAL INTEREST EXPENSE                    $   (19,050)   $         0
                                             ==========================
Depreciation and Amortization
  E-finance                                  $    (9,867)   $    (9,867)
  Business-to-Business                          (181,502)      (249,453)
  E-tailer                                           (36)           (36)
  Software Development                            (8,689)        (6,639)
                                             --------------------------
   TOTAL DEPRECIATION AND AMORTIZATION       $  (200,094)   $  (265,995)
                                             ==========================
Net Profit (Loss)
  E-finance                                  $   109,884    $(1,245,490)
  Business-to-Business                        (2,939,839)    (3,512,354)
  E-tailer                                       (32,154)       101,013
  Software Development                          (102,006)      (262,031)
                                             --------------------------
   NET (LOSS)                                $(2,964,115)   $(4,918,862)
                                             ==========================
Total Assets
  E-finance                                  $   300,808    $   190,924
  Business-to-Business                         1,596,064      2,277,452
  E-tailer                                       153,432        469,902
  Software Development                            12,592         79,927
                                             --------------------------
   TOTAL ASSETS                              $ 2,062,896    $ 3,018,205
                                             ==========================
Expenditures for Segment Assets
  E-finance                                  $         0    $         0
  Business-to-Business                             3,555        236,799
  E-tailer                                             0          1,921
  Software Development                            34,498         86,566
                                             --------------------------
   TOTAL EXPENDITURES FOR SEGMENTS' ASSETS   $    38,053    $   325,286
                                             ==========================

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11. SEGMENT REPORTING (CONTINUED)

B. Reconciliation of Segment Information

                                                       2002             2001
                                                   ----------------------------
Revenues
--------
  Total revenues for reportable segments           $   561,207      $   510,112
  Other Revenue                                          2,978                0
  Elimination of intersegment revenues                       0                0
                                                   ----------------------------
        CONSOLIDATED TOTAL                         $   564,185      $   510,112
                                                   ============================

Net Loss
--------
  Total reportable segments' net loss              $(2,964,115)     $(4,918,862)
  Other segments                                       (80,769)              --
  Unallocated amounts:
     Amortization of goodwill                               --           (1,608)
     Impairment of goodwill                           (542,800)         (27,336)
                                                   ----------------------------
        NET LOSS                                   $(3,587,684)     $(4,947,806)
                                                   ============================

Assets
------
  Total assets for reportable assets               $ 2,062,896      $ 3,018,205
  Other assets                                           1,922               --
  Elimination on consolidation                        (999,127)        (761,010)
                                                   ----------------------------
        CONSOLIDATED ASSETS                        $ 1,065,691      $ 2,257,195
                                                   ============================



NOTE 13. NET CAPITAL REQUIREMENTS

CGI Capital, Inc. is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. CGI Capital, Inc. was in compliance with such requirements at December 31, 2002 and 2001.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities for $11,880 per month under a noncancelable-operating lease that expires in 2004. Taxes, insurance and maintenance are billed when due. Rent expense for the years ended December 31, 2002 and 2001, was $142,560 and $142,910, respectively.

As of December 31, 2002, the minimum commitments under these leases are as follows:

                           December 31,                        Amount
                           ------------                       ---------
                               2003                           $ 142,560
                               2004                              95,040
                                                              ---------
                                                              $ 237,600
                                                              =========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A CIRCLE GROUP INTERNET, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14. COMMITMENT AND CONTINGENCIES (CONTINUED)

Legal Proceedings

The Company filed a lawsuit in the United States District Court for the Southern District of Florida alleging a legal malpractice claim against its prior legal counsel. The Company issued a demand in the amount of $3.2 million and mediation is being scheduled. The defendant law firm recently filed for protection with the Florida courts based on the states equivalent of bankruptcy.

The Company is also subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 15. SUBSEQUENT EVENTS

Sales of CGI Capital, Inc.
--------------------------

On December 20, 2002, the Company entered into an agreement to sell all of the outstanding shares of the common stock of its wholly owned subsidiary, CGI Capital, Inc. to Rothschild, Owen, Hayes & Partners, Inc. (the "Purchaser") for a cash price of $45,000. The Company had sold 20% ownership and received $15,000 in February 2003. The Company expects to complete the sale by the end of second quarter, subject to the NASD approval.

Fair Play Letter Agreement
--------------------------

On March 28, 2003, Veridisc Corporation ("Veridisc"), a wholly-owned subsidiary of the Company, entered into an agreement to sell its Fair Play mark to an undisclosed purchaser for a cash price of $150,000. Veridisc currently owns a pending U.S. application for the mark FP FAIRPLAY PARTNER POWERED BY VERIDISC in connection with its digital rights management product. The Company completed the sale on April 4, 2003.

Promissory Note
---------------

On March 6, 2003, an investment banking firm issued a short-term promissory note of $150,000 to the Company. The note pays interest of 4% to the Company and matures on May 31, 2003.

                                    PART III

ITEM 1.           INDEX TO EXHIBITS.

   EXHIBIT NO.                                                 DESCRIPTION
   -----------                                                 -----------
       2.1          Articles of Incorporation of Circle Group Holdings, Inc. [Incorporated by reference to
                    Exhibit 2.1 to Circle Group's Form 10-SB (SEC File No. 000-27841)]
       2.2          Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.2 to Circle
                    Group's Form 10-SB (SEC File No. 000-27841)]
       3.1          Specimen Certificate for Common Stock [Incorporated by reference to Exhibit 3.1 to Circle
                    Group's Form 10-SB (SEC File No. 000-27841)]
       6.1          Gregory J. Halpern Employment Agreement, dated January 2, 1999 and Addendum [Incorporated by reference to Exhibit 6.1 to Circle Group's Form 10-SB (SEC File No. 000-27841)]
       6.2          Arthur Tanner Employment Agreement, dated June 1, 1999 [Incorporated by reference to Exhibit 6.2 to Circle Group's Form 10-SB (SEC File No. 000-27841)]
       6.3          Michael Theriault Employment Agreement, dated June 1, 1999 [Incorporated by reference to
                    Exhibit 6.3 to Circle Group's Form 10-SB (SEC File No. 000-27841)]
       6.4          Dana Dabney Employment Agreement, dated January 2, 1999 [Incorporated by reference to
                    Exhibit 6.4 to Circle Group's Form 10-SB (SEC File No. 000-27841)]
       6.5          Circle Group Internet Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.5 to
                    Circle Group's Form 10-SB (SEC File No. 000-27841)]
       6.6          Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc., dated
                    May 20, 1999 [Incorporated by reference to Exhibit 6.6 to Circle Group's Form 10-SB (SEC File
                    No. 000-27841)]
       6.7          Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc., dated
                    June 18, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Form 10-SB (SEC File
                    No. 000-27841)]
       6.8          Stock Purchase Agreement, dated December 20, 2002, by and between CGI Capital and Rothschild
                    Owens Hayes & Partners, Inc.*

       6.9          Promissory Note, dated August 2, 2002, delivered by Circle Group Holdings, Inc. in favor of
                    Gregory J. Halpern*
       6.10         Promissory Note, dated November 7, 2002, delivered by Circle Group Holdings, Inc. in favor of
                    Gregory J. Halpern*
       6.11         Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of
                    Edward L. Halpern*
       6.12         Stock Sale Agreement and Promissory Note, dated November 15, 2002, by and between Circle Group
                    Holdings, Inc. and Dana Dabney*
       6.13         Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and
                    Utek Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]
       10.1         Consent of Spector and Wong, LLP*
       10.2         Consent of McGladrey & Pullen LLP*
       12.1         Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of
                    Sarbanes-Oxley Act of 2002*
       12.2         Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of
                    Sarbanes-Oxley Act of 2002*

-----------------
* Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 10, 2003                CIRCLE GROUP HOLDINGS, INC.

                                     By:  /s/ GREGORY J. HALPERN
                                     ----------------------------
                                     Name: Gregory J. Halpern
                                     Title: Chairman of the Board, President and
                                            Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                         SIGNATURES                                DATE
                         ----------                                ----
 /s/ GREGORY J. HALPERN                                       April 10, 2003
------------------------
Gregory J. Halpern
Director, President and Chief Executive Officer
(principal executive officer)

 /s/ DANA L. DABNEY                                           April 10, 2003
-------------------
Dana L. Dabney Director, Chief Financial
Officer and Vice President (principal financial
or accounting officer)

 /s/ STEVE H. SALGAN, M.D,                                    April 10, 2003
---------------------------
Steve H. Salgan, M.D.
Director

 /s/ EDWARD L. HALPERN                                        April 10, 2003
-----------------------
Edward L. Halpern
Director

 /s/ STANFORD J. LEVIN                                        April 10, 2003
-----------------------
Stanford J. Levin
Director

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427

I, Gregory J. Halpern, the principal executive officer of Circle Group Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Circle Group Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 10, 2003                      /s/ GREGORY J. HALPERN
                                            ------------------------------------
                                            Gregory J. Halpern
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427

I, Dana L. Dabney, the principal financial officer of Circle Group Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Circle Group Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 10, 2003                          /s/ DANA L. DABNEY
                                                -----------------------------
                                                Dana L. Dabney
                                                Chief Financial Officer
                                                (Principal Financial Officer)