Form 10QSB
period 2003-03-31
CIRCLE GROUP HOLDINGS INC
filed 2003-05-15
CIK 1052257

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

FORM 10-QSB

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               Commission file number: 000-27841

                           CIRCLE GROUP HOLDINGS, INC.
        (Exact Name of Small Business Issuer
 as Specified in Its Charter)

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

      The registrant has a single class of common stock, par value $.00005 per share (the "Common Stock"), of which there are 24,698,443 shares issued and outstanding as of March 31, 2003.

         Transitional Small Business Disclosure Format (Alternative 2):
                                    Yes X     No
                                        ---      ---

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                   CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Circle Group Holdings, Inc. (the "Company") operates Fiber-Gel Technologies, Inc. ("Fiber-Gel"), Mini-Raman Lidar Technology, The Brave Way Training Systems, Inc., Consulting CGI, and On-Line Bedding Corp. divisions. As part of the transition to the Company's new sales and marketing business model, Circle Group has sought to dispose of certain corporate assets that do not enhance the restructured operations, including, but not limited to, CGI Capital, Inc., its e-finance operating segment and registered broker-dealer, and Veridisc, its software development division.

* Fiber-Gel Technologies is currently the primary focus of the Company. Fiber-Gel owns the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, carbohydrate-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture "USDA". Z-Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods. The target markets for Z-Trim include: dairy (cheeses, dips, spreads) baked goods & confectionary (breads, cookies, candies, cakes, pies), cereals, pasta, snack foods (chips, crackers, energy bars), meats (burgers, lunch meats, deli meats, sausages, hot dogs, fish dogs), beverages (energy drinks, shakes, beers, weight loss drinks), face and hand lotions. The Company has received over 100 inquiries since September 2002 relating to the manufacture, food processing, distribution and sale of Fiber-Gel's primary product Z-Trim, which the Company has the right to produce pursuant to an exclusive license from the USDA. The Company began sample production in April 2003 of Z-Trim and has entered into mutual non-disclosure agreements and discussions with Nestle', McDonalds', Mitsubishi Australia, Manildra Mills and Proctor & Gamble to pursue potential opportunities for Z-Trim. The Company recently provided milk & dark chocolate samples to a multi-national food and candy company using Z-Trim. The Company also received a request from a large Canadian brewing company to provide a low-calorie lager formula using Z-Trim. To respond to the recent concerns over obesity, and rising health care costs, Fiber-Gel is launching a campaign to offer Z-Trim usage "Rights of First Refusal" to large food processing companies in several categories.

* In addition, the Company also recently acquired the worldwide rights to all fields of use for the Mini-Raman Lidar technology. The Mini-Raman Lidar system was patented and developed by the Department of Energy "DOE" at Brookhaven National Laboratory. It is a short-range tool to screen unknown biological, chemical, narcotic and hazardous substances without having to come in contact with them. When commercially developed, this tool will give first responders the ability to detect substances on surfaces as well as in bulk quantity from a distance of three to fifteen feet. The Mini-Raman Lidar is a stand-off technology that, unlike other typical devices, does not require physical collection of toxic materials to identify their composition.

* The Brave Way Training Systems, a wholly owned subsidiary, is a security training and product company. The Brave Way offers proven, highly effective, low-cost self-defense courses and videos with a uniquely targeted curriculum focusing on: personal safety and self-defense including rape prevention. Courses are offered for police officers and security personnel through The Brave Way's state certified law enfocement training, for students and teachers, individuals, Airline Personnel, Hospital personnel, through park districts, clubs, churches, and other organizations as well as corporations. The Brave Way instructors have multiple backgrounds and experience in martial arts, security, self-defense, and military.

* Consulting CGI, Circle Group's business consulting division was developed as a result of the Company's own growth experience. Based on the belief that most entrepreneurs are highly knowledgeable in specific areas of their business, but require various consulting services in order to grow their companies. Consulting CGI has previously provided services to fourteen client companies but currently only provides such services to its wholly owned subsidiaries.

* On-Line Bedding Corp. founded in 1981, is a distributor of pillows, blankets and other bedding products to airlines, hospitals, government, and other commercial and institutional customers. On-Line Bedding subcontracts the production of pillows, blankets and other bedding products to manufacturers. On-Line Bedding's customers include hospitals, nursing homes, hotels and motels, and transportation-based companies such as airlines, railroads and motor coach companies. On-Line Bedding purchases its raw materials from various suppliers, and contracts production of its airline pillows and blankets with third party manufacturers. It maintains several sources for its products and has never experienced any difficulty in obtaining raw materials. It warehouses a limited inventory, and drop ships its products from manufacturers or wholesale suppliers in multiple locations throughout the United States to reduce freight costs for its customers. On-Line Bedding's primary accounts include AMTRAK, as well as certain domestic and international airlines. On-Line Bedding is on an electronic invoice system with the United States military for a specialty pillow, which has been regularly purchased by the U.S. Armed Forces. On-Line Bedding is also an authorized pillow and related product vendor for a hospital purchasing group of over 500 members in eight states.

HISTORICAL BUSINESS INFORMATION: The Company, founded in 1994, was the first company to complete an entire end-to-end capital raising campaign over the Internet without assistance from the traditional investment banking community.

*On July 22, 1999, the Company's board of directors declared a 2-for-1 stock split of the outstanding common stock. Their articles of incorporation were also amended to decrease the par value per share of the common stock to $.00005.

* On November 16, 2000, the board of directors declared a 2-for-1 stock split of the outstanding common stock.

* On August 29, 2002, the Company acquired Fiber-Gel from UTEK Corporation. Z-Trim is a fiber made from the hulls of oats, soybeans, peas and rice or bran from corn or wheat. It may be used to replace fat and calories in a variety of products, including reduced-calorie cheeses, baked goods hamburger, salad dressings, peanut butter and confectionary products.

* In January 2003, Circle Group Internet Inc changed its name to Circle Group Holdings, Inc.

A summary of significant accounting policies follows.

Presentation of Interim Information

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Holdings, Inc. and its subsidiaries, Fiber-Gel Technologies, Inc., Thebraveway.com, Inc., On-Line Bedding Corporation, PPI Capital Corp., CGI Capital, Inc. (FKA CGI Securities, Inc.) and Veridisc Corporation, after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

CIRCLE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2003

ASSETS
--------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                        $    104,469
  Accounts receivable                                                    54,391
  Prepaid expenses and other assets                                       4,822
  Employee loans and advances                                            21,740
  Inventories                                                            14,974
                                                                   ------------

    TOTAL CURRENT ASSETS                                                200,396
                                                                   ------------


Property and equipment, net of accumulated
 depreciation of $718,871                                               825,671
                                                                   ------------

Other Assets
  Deposits and others                                                    11,090
  License Right                                                          75,000
                                                                   ------------

                                                                         86,090
                                                                   ------------

                                                                   $  1,112,157
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other liabilities                           $    446,987
  Officers' loan due on demand                                          230,300
  Capital lease obligations, current portion                             21,893
                                                                   ------------
                                                                        699,180

Long-Term Liabilities,
  Capital lease obligations, net of current portion                      97,591
                                                                   ------------

    TOTAL LIABILITIES                                                   796,771
                                                                   ------------

Stockholders' Equity
  Common stock, $.00005 par value; authorized
   50,000,000 shares; issued and outstanding
   24,619,443 shares                                                      1,231
  Additional paid-in capital                                         21,013,986
  Accumulated Deficit                                               (20,347,415)
  Note receivable for stock (contra-equity)                            (150,411)
  Unamortized expense (contra-equity)                                  (190,736)
  Treasury stock, at cost                                               (11,269)
                                                                   ------------
                                                                        315,386
                                                                   ------------

                                                                   $  1,112,157
                                                                   ============


See Notes to Consolidated Financial Statements.

CIRCLE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


For Three Months ended March 31,                     2003              2002
--------------------------------------------------------------------------------

Revenues:
  Products                                       $    154,141      $    116,543
  Services                                             46,126            16,899
                                                 ------------------------------
                                                      200,267           133,442
                                                 ------------------------------

Cost of revenues:
  Products                                            152,542            87,307
  Services                                            106,448           324,478
                                                 ------------------------------
                                                      258,990           411,785
                                                 ------------------------------

Operating expenses:
  Selling, general and administrative                 284,823           534,006
                                                 ------------------------------
                                                      284,823           534,006
                                                 ------------------------------

    OPERATING (LOSS)                                 (343,546)         (812,349)
                                                 ------------------------------

Other income:
  Other income                                         83,516                25
  Interest income                                         522            20,493
  Interest Expense                                     (5,673)               --
  Unrealized Gain on Securities                            --            32,098
                                                 ------------------------------
                                                       78,365            52,616
                                                 ------------------------------

    NET (LOSS)                                   $   (265,181)     $   (759,733)
                                                 ==============================

Loss per Share - Basic and Diluted               $      (0.01)     $      (0.04)
                                                 ==============================

Weighted Average Number of Shares                  24,151,776        19,999,648
                                                 ==============================


See notes to interim unaudited consolidated financial statements.

CIRCLE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



For Three Months ended March 31,                                                  2003                  2002
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                                    $(265,181)           $(759,733)
  Adjustments to reconcile net (loss) to net cash (used in)
   operations:
   Depreciation and amortization                                                   37,153               59,989
   Stock issued for employee compensation                                              --                   --
   Stock issued for services                                                       93,320               57,420
   Stock cancelled for services not performed                                     (48,750)                   0
   Warrants issued for services                                                    16,641                    0
   Unrealized gain on investments                                                       0              (31,569)
   (Increase) decrease in:
     Accounts receivable                                                          (21,563)              22,251
     Prepaid expenses and other assets                                              1,499                  389
     Interest portion on note receivable for stock                                   (411)                   0
     Inventory                                                                      8,950                    0
   Increase in:
     Accounts payable and other liabilities                                        47,736               49,193
                                                                                ------------------------------
       CASH FLOWS (USED IN) OPERATING ACTIVITIES                                 (130,606)            (602,060)
                                                                                ------------------------------

Cash Flows From Investing Activities:
  Employee loans and advances                                                     (25,495)               4,531
  Purchase of property and equipment                                                   --               (2,685)
  Capitalized software development costs                                                0              (34,498)
                                                                                ------------------------------
       CASH FLOWS (USED IN) INVESTING ACTIVITIES                                  (25,495)             (32,652)
                                                                                ------------------------------
Cash Flows From Financing Activities:
  Excerise of warrants                                                              5,000               10,000
  Net proceeds from sale of stock                                                 137,300              348,250
  Net payments on capital lease obligations                                        (1,889)                   0
  Repayments to officer's loan                                                     (2,300)                   0
                                                                                ------------------------------
       CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                138,111              358,250
                                                                                ------------------------------

       NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (17,990)            (276,462)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                 122,459              629,508
                                                                                ------------------------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                     $ 104,469            $ 353,046
                                                                                ==============================

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                $   3,173            $       0
   Income Taxes paid                                                            $       0            $       0

Supplemental Schedule of Noncash Investing and Financing Activities:
  Conversion of note receivable into investment                                 $       0            $ 132,000

  Retirement shares to settle an employee loan                                  $  10,000            $       0

  Acquisition of a license right in equity                                      $  75,000            $       0

  Note receivable incurred for stock subscription                               $ 150,000            $       0



See notes to interim unaudited consolidated financial statements

CIRCLE GROUP HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that Circle Group Holdings, Inc. ("Circle" or the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2002.

The results for the three months ended March 31, 2003 may not be indicative of results for the year ending December 31, 2003 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Holdings, Inc. and its subsidiaries, Fiber-Gel Technologies, Inc., TheBraveway.com, Inc., On-Line Bedding Corporation, Veridisc Corporation, CGI Capital, Inc., PPI Capital Corp., and CGI Total Media after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely impacted.

NOTE 2 - CONTINUING OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, operating costs may continue to exceed funds generated from operations. As a result, the Company could continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future could continue to use working capital.

To successfully grow the individual segments of the business, the Company must improve its cash position and the revenue base of each segment, and succeed in its ability to raise additional capital through a combination of public or private equity offerings or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

The Company has generated approximately $137,300 in additional operating capital during the reported quarter through sales of its common stock in a private placement offering.

CIRCLE GROUP HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - EMPLOYEE LOAN

The Company has made advances to and on behalf of a former employee and the former employee has made repayments to the Company. At the end of March 2003, the Company converted $30,840 into a note receivable bearing interest at 4% per annum, compounded annually. The former employee agreed to make monthly payments of $2,000 to be taken from his compensation for remaining as a principal of CGI Capital, Inc. (a subsidiary of the Company, "Broker-Dealer"), until the sale of Broker-Dealer is completed. The employee shall then make monthly payments of $500 until the entire loan amount is paid-off. The employee also agreed to surrender his 20,000 shares of the Company's stock in exchange for a reduction of the note amount by $10,000.

NOTE 4 - ASSIGNMENT OF LICENSE

On March 26, 2003, UTEK Corporation assigned the Company an exclusive license for a chemical detection technology developed by the U.S. Department of Energy's Brookhaven National Laboratory in a stock transaction. Brookhaven Lab's patented technology, known as Mini-Raman Lidar, is a short-range tool to screen unknown chemical, narcotic and hazardous substances without having to come in contact with them. Under the assignment, the Company issued 821,429 and 178,571 unregistered shares of the Company's stock to UTEK and Brookhaven Lab, respectively, with a total valuation of $75,000.

The acquired license right is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

NOTE 5 - NOTE RECEIVABLE FOR STOCK SUBSCRIPTION

On March 6, 2003, a note receivable of $150,000 was issued by an unrelated party to purchase the Company's common stock at $0.25 per share. The note bears interest at 4% per annum and is due on May 31, 2003. The note receivable was included in the equity section as a contra-equity. Accrued interest income on the note as of March 31, 2003 was $411.

NOTE 6 - STOCKHOLDERS' EQUITY

Private Placement Offering

In March 2003, the Company conducted a self-underwritten offering of the Company's common stocks with detachable warrants up to $800,000. The number of shares issuable to the holder will equal the amount paid by the holder divided by the lesser of $0.25 or 50% of the closing price on the day of closing, but in no event less than $0.20. One warrant will be issued to purchaser for every share purchased. Warrants will be exercisable at a price equal to $1.50 and will expire February 28, 2005. The expiration date will be extended for one year if the closing price on February 28, 2005 is not at least $1.50 and will be extended to February 28, 2007 if the closing price on the extended expiration date is not at least $1.50. The Company agreed to pay the placement agent a 9% compensation of the total amount raised, plus a flat non-accountable expense allowance to cover legal, escrow fees and miscellaneous costs not to exceed $7,500. As of March 31, 2003, the Company received net proceeds of $127,300 from the offering. The stock will not be issued until the offering has closed.

Retirement of common stock

During the reported period, the Company retired 18,600 shares of common stock from its former employees due to employment termination, and 65,000 shares from a consultant due to service not performed. The Company recognized other income of $48,750 from retirement of stock.

CIRCLE GROUP HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

The Company issued stock options to its employees and outside directors to provide them the right to purchase our stock pursuant to the Company's 2002 Stock Incentive Plan. The Company accounts for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years. The following table illustrates the effect on net loss per share if the Company had accounted for its stock option plan under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                                             Three Months ended March 31,
                                                                 2003           2002
                                                             ----------------------------

       Net (loss), as reported                               $  (265,182)   $  (759,733)

       Deduct: Total stock-based employee compensation
         expense determined under the fair value of awards
         net of related tax effects                              (40,776)      (375,641)
                                                             --------------------------

       Proforma net (loss)                                   $  (305,958)   $(1,135,374)
                                                             ==========================

       Net loss per share:
         Basis and diluted, as reported                      $     (0.01)   $     (0.04)

         Basis and diluted, proforma                         $     (0.01)   $     (0.06)



The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were 474,000 options granted during the first quarter fiscal 2003. Weighted-average assumptions for options granted for three months ended March 31, 2003 are as follows:

              Weighted average fair value per option granted         $  0.05
              Risk-free interest rate                                   1.75%
              Expected dividend yield                                   0.00%
              Expected lives                                            3.00
              Expected volatility                                     279.00%


A summary of the status of stock options issued by the Company as of March 31, 2003 and 2002 is presented in the following table.

CIRCLE GROUP HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

                                              2003                       2002
                                      -------------------------------------------------
                                                   Weighted                   Weighted
                                       Number      Average        Number      Average
                                         of        Exercise         of        Exercise
                                       Shares       Price         Shares       Price
                                      -------------------------------------------------

Outstanding at beginning of Period    4,048,000    $   1.47      1,818,000    $   4.94
Granted                                 474,000        0.05             --          --
Expired and Cancelled                  (868,000)       5.23       (152,000)       3.03
                                      ---------                  ---------
Outstanding at end of Period          3,654,000        0.40      1,666,000        5.11
                                      =========                  =========
Exercisable at end of Period Year     3,654,000        0.40      1,666,000        5.11
                                      =========                  =========


The following table sets forth additional information about stock options outstanding at March 31, 2003:


                                                     Weighted
                                                     Average           Weighted
              Range of                              Remaining           Average
              Exercise           Options           Contractual          Exercise          Options
               Prices          Outstanding             Life              Price          Exercisable
           -------------------------------------------------------------------------------------------
            $0.01-$1.50          3,504,000           2.3 years         $  0.20           3,504,000
            $3.01-$5.00            150,000           0.3 years            5.00             150,000
                                 ---------                                               ---------
                                 3,654,000           2.2 years            1.47           3,654,000
                                 =========                                               =========


Stock warrants

During the reported period, the Company granted warrants to purchase 2,530,000 shares of common stock at exercise prices from a range of $0.05 to $0.55 per share in exchange for investor relations. These services were valued at $535,500 and were amortized over the length of the service. These warrants will expire through September 20, 2006. As of March 31, 2003, 930,000 stock warrants were issued and the balance of unamortized expenses amounted to $190,736 included in the equity section as contra-equity.

The Company also granted 23,460 stock warrants at an exercise price of $0.08 to its largest ten stockholders in exchange for their agreement not to sell their free-trading shares for a six-month period.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:


                                                                             Three Months Ended March 31,
                                                                              2003                 2002
                                                                          --------------------------------
            Numerator:
              Net (loss)                                                  $  (265,181)         $  (759,733)
                                                                          --------------------------------

            Denominator:
              Weighted average number of shares outstanding                24,151,776           19,999,648
                                                                          --------------------------------

            Net loss per share-basic and diluted                          $     (0.01)         $     (0.04)
                                                                          ================================


As the Company incurred a net loss for the three months ended March 31, 2003 and 2002, the effect of dilutive securities totaling 5,019,460 and 1,678,000 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

CIRCLE GROUP HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - SEGMENT INFORMATION

The Company evaluates its reporting segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

During the first quarter of fiscal 2003, the Company changed the structure of its internal organization to include four principal operating segments: (i) Food Product Development, (ii) Security Training and Products, (iii) E-tailer, and
(iv) Business Consulting. The food product development segment owns the exclusive, worldwide license to Z-Trim. The Security training offers cost effective self-defense training courses and products with a uniquely targeted curriculum. The e-tailer segment is a distributor of pillows, blankets, and other bedding products. The business-consulting segment develops distinctive web sites and provides business-consulting services for the Company's wholly owned subsidiaries. The Company no longer reports segment information in the e-finance and software development division. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

The Company reviews each operating subsidiary's income to evaluate segment performance and allocate resources. Operating subsidiaries income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.


Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company's results by operating segment is as follows:

                                                           Three Months ended
                                                                March 31,
                                                            2003         2002
              ------------------------------------------------------------------
              Net Revenue:
                Business Consulting                      $  39,822    $  16,899
                E-tailer                                   154,141      116,543
                Food Product Development                        --           --
                Self-Defense Training                        6,304           --
                                                         ----------------------
                                                         $ 200,267    $ 133,442
                                                         ======================
              Operating Income (Loss):
                Business Consulting                      $(296,665)   $(793,789)
                E-tailer                                   (39,393)      (9,029)
                Food Product Development                   (10,200)          --
                Self-Defense Training                        6,139           --
                                                         ----------------------
                                                         $(340,119)   $(802,818)
                                                         ======================
              Net Income(Loss) before tax:
                Business Consulting                      $(218,410)   $(760,861)
                E-tailer                                   (39,283)      (8,127)
                Food Product Development                   (10,200)          --
                Self-Defense Training                        6,139           --
                                                         ----------------------
              Net (loss) by  reportable segments         $(261,754)   $(768,988)
               All other net income (loss)                  (3,428)       9,255
                                                         ----------------------

              Consolidated net loss before Income Taxes  $(265,182)   $(759,733)
                                                         ======================

CIRCLE GROUP HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - SEGMENT INFORMATION (CONTINUED)

                                                   March 31,
           Total Assets:                        2003          2002
                                             ------------------------

           Business Consulting               $  914,202    $1,372,138
           E-tailer                             157,055       275,410
           Food Product Development                  --            --
           Self-Defense Training                    112            --
                                             ------------------------
                                              1,071,369     1,647,548

           All other segments                    40,789       314,777
                                             ------------------------

           Consolidated assets               $1,112,158    $1,962,325
                                             ========================



NOTE 10:  FAIR PLAY LETTER AGREEMENT

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

NOTE 11: SALES OF CGI CAPITAL, INC.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Circle Group Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2003 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies are uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, market acceptance of Z-Trim, general economic conditions, availability of additional financing on acceptable terms, legislative/regulatory changes, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this filing. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

SUMMARY OF FINANCIAL RESULTS

Streamlining of the Company activities has produced a general improvement in the operations, expenses, sales, and earnings for the first quarter of 2003.

Total assets increased to $1,112,157 at March 31, 2003 from $1,065,691 on December 31, 2002. This was the result of valuation on a licensing right.

Total equity remained about the same at $315,386 on March 31, 2003 compared to $312,467 for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS
ENDED MARCH 31, 2002

Revenues

Revenues increased 50% for the three months ended March 31, 2003 from $133,442 for the three months ended March 31, 2002 to $200,267. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                              Three months ended March 31,
                                                 2003           2002
                                              ---------      ---------
              Products                        $154,141       $116,543
              Services                          46,126         16,899
                                              --------       --------
           Total Revenues                     $200,267       $133,442
                                              ========       ========
Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $249,183 or approximately 47% to $284,823 for the three months ended March 31, 2003 from $534,006 for the three months ended March 31, 2002.

Other income

Total other income for the three months ended March 31, 2003 was $78,365 up from $52,616 for the comparable period in fiscal 2002.

Net loss

Net loss decreased by $494,552 or 65% to $265,181 for the three months ended March 31, 2003 as compared to a net loss of $759,733 for the three months ended March 31, 2002. This was due to increase sales, expense reduction and additional other income on the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had cash and cash equivalents of $104,469, compared to $353,046 at March 31, 2002 and $122,459 at December 31, 2002.

Net cash used by operating activities decreased by 78% to $130,606 for the three months ended March 31, 2003 as compared to net cash used by operating activities of $602,060 for the three months ended March 31, 2002.

Net cash provided by investing activities was $138,111 for the three months ended March 31, 2003, as compared to net cash used by investing activities of $358,250 for the three months ended March 31, 2002.

Net cash used by investing activities was $25,495 for the three months ended March 31, 2003 compared to $32,652 for the three months ended March 31, 2002.

In the first quarter of 2003, we have funded our operations with sales of products and services, as well as through the private sale of our common stock.

In the near term, we expect operating costs to remain constant and sales to increase. As a result, we expect our future business outlook to improve.

To successfully grow the individual segments of the business, the Company must improve its cash position, and the revenue base of each segment, as well as continue to succeed in its ability to raise additional capital through a combination of public or private equity offerings, or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

The Company has generated approximately $127,300 in additional operating capital through sales of its common stock in a private placement offering during the first three months of 2003.

SPECIAL CAPITAL CONSIDERATIONS OF CGI CAPITAL

CGI Capital, a majority-owned subsidiary of Circle Group is partly owned by Mr. Dennis Hayes and his partners. As a registered broker-dealer, it must follow the SEC's Uniform Net Capital Rule, Rule 15c3-1, which is designed to measure the financial integrity and liquidity of a broker-dealer, and the minimum net capital deemed necessary to meet its commitments to its customers. Rule 15c3-1 provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items as calculated by the rule. As of this date, CGI Capital is required to maintain a minimum net capital of $5,000. As of March 31, 2003, it had net capital of $6,128. The minimum net capital required is based upon the nature of CGI Capital's broker-dealer business. If CGI Capital remains principally engaged in the offer and sale of private placement securities, then its net capital requirement remains at $5,000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

ABILITY TO OBTAIN ADDITIONAL FINANCING. Circle Group's revenues may not be sufficient to fulfill its business plan and could require the need for additional capital. Such additional funds may be needed to finance our operations, fund expansion and respond to competitive pressures. There can be no assurance that we will be able to obtain additional financing, if needed, or on acceptable terms.

COMPETITIVE AND RAPIDLY CHANGING MARKETPLACE. There is significant competition in the emerging breakthrough technology spaces in which the Company conducts its business. In addition, the market for our business is rapidly changing and there are many uncertainties. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. These competitors may be able to devote substantially more resources to developing their business than we may. Our ability to compete depends upon a number of factors within and outside our control, including market conditions, the capital raising environment and industry acceptance of our products and services.

DEPENDENCE ON INTELLECTUAL PROPERTY. Our success depends in part on our ability to protect patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could adversely affect our operating results, cash flows, financial position or business, as could expenses incurred by us in enforcing our intellectual property rights against others or defending against claims that our product infringe the intellectual property rights of others.

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

ITEM 3.   CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive officer and the Chief Financial Officer in the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II

                                OTHER INFORMATION

Changes in Securities and Use of Proceeds

During the first quarter of 2003, the Company sold 606,190 shares of Common Stock for cash in private placements to individual accredited investors for an aggregate of $127,300 in proceeds. No underwriters participated in the selling efforts and no sales commissions were paid. All of the shares were sold in reliance upon the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company intends to use the proceeds for working capital.

ITEM 10.            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

            Exhibit No.                        Description

            -----------                        -----------

               10.1 Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]

               10.2          Michael Theriault Employment Agreement

                             [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]

               10.3 Dana Dabney Employment Agreement [Incorporated by reference to Exhibit 6.4 to Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]

               10.4 Addendum to Gregory J. Halpern's Employment Agreement [Incorporated by reference to Exhibit 6.5 to Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]

               10.5 Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]

               10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings,Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]

               10.7 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings,Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB (SEC File No. 000-27841)]

               10.8 Stock Purchase Agreement, dated December 20, 2002, by and between CGI Capital and Rothschild Owens Hayes & Partners, Inc.

               10.9 Promissory Note, dated August 2, 2002, delivered by Circle Group Holdings, Inc. in favor of Gregory J. Halpern

               10.10 Promissory Note, dated November 7, 2002, delivered by Circle Group Holdings, Inc. in favor of Gregory
                             J. Halpern

               10.11 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward
                             L. Halpern

               10.12 Stock Sale Agreement and Promissory Note, dated November 15, 2002, by and between Circle Group Holdings, Inc. and Dana Dabney

               10.13 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and Utek Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]

               10.14 Assignment of License Agreement Between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003*


-------------------
* Filed herewith.

                (b) REPORTS ON FORM 8-K

                    NONE.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)


Date:  May 15, 2003

                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, Gregory J. Halpern, President and Chief Executive Officer (principal executive officer) of Circle Group Holdings, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

             /s/ Gregory J. Halpern
             ---------------------------
             Name: Gregory J. Halpern
             Date: May 15, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, Dana L. Dabney, Chief Financial Officer (principal financial officer) of Circle Group Holdings, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

             /s/ Dana L. Dabney
             -----------------------
             Name: Dana L. Dabney
             Date: May 15, 2003

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregory J. Halpern, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Circle Group Holdings, Inc.;

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

Date:  May 15, 2003
       ----------------------------


                                          /s/ Gregory J. Halpern
                                          --------------------------------------
                                          Gregory J. Halpern
                                          President and Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Dana L. Dabney, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Circle Group Holdings, Inc.;

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

Date:  May 15, 2003
       -----------------


                                                /s/ Dana L. Dabney
                                                --------------------------------
                                                Dana L. Dabney
                                                Chief Financial Officer