Form 10QSB
period 2003-06-30
CIRCLE GROUP HOLDINGS INC
filed 2003-08-14
CIK 1052257

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

FORM 10-QSB

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

      The registrant has a single class of common stock, par value $.00005 per share (the "Common Stock"), of which there are 26,112,113 shares issued and outstanding as of June 30, 2003.

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

Nature of Business

Circle Group Holdings, Inc. (the "Company") operates Fiber-Gel Technologies, Inc. ("Fiber-Gel"), Mini-Raman Lidar Technology, ThraxVac Technology, The Brave Way Training Systems, Inc., Consulting CGI, and On-Line Bedding Corp. divisions. As part of the transition to the Company's new sales and marketing business model, Circle Group has sought to dispose of certain corporate assets that do not enhance the restructured operations, including, but not limited to, CGI Capital, Inc., its e-finance operating segment and registered broker-dealer, and Veridisc, its software development division.

* Fiber-Gel Technologies is currently the primary focus of the Company. Fiber-Gel owns the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, carbohydrate-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture "USDA". Z-Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods. The target markets for Z-Trim include: dairy (cheeses, dips, spreads) baked goods & confectionary (breads, cookies, candies, cakes, pies), cereals, pasta, snack foods (chips, crackers, energy bars), meats (burgers, lunch meats, deli meats, sausages, hot dogs, fish dogs), beverages (energy drinks, shakes, beers, weight loss drinks), face and hand lotions. The Company has received over 100 inquiries since September 2002 relating to the manufacture, food processing, distribution and sale of Fiber-Gel's primary product Z-Trim, which the Company has the right to produce pursuant to an exclusive license from the USDA. The Company began sample production in April 2003 of Z-Trim and has entered into mutual non-disclosure agreements and discussions with Mitsubishi Australia, Manildra Mills, McDonalds' and Proctor & Gamble to pursue potential opportunities for Z-Trim. The Company recently provided milk & dark chocolate samples to Nestle' using Z-Trim in Nestle's recipes. The Company also received a request from LaBatt's Beer to provide a low-calorie lager formula using Z-Trim. To respond to the recent concerns over obesity, and rising health care costs, Fiber-Gel is launching a campaign to offer Z-Trim usage "Rights of First Refusal" to large food processing companies in several categories.

* NAT Tools For Good Health The Company recently acquired the worldwide exclusive license to the NAT Web. The Nutrition Analysis Tool (NAT) website developed by the Department of Food Science and Human Nutrition at the University of Illinois. The University of Illinois' NAT website is an interactive, web-based system designed to empower individuals to select a nutrient rich diet. This fully functional nutrient analysis program utilizes the USDA nutrient database, including over 6000 foods as well as information from food companies. NAT provides information on the relative composition of food and could aid consumers in their quest to achieve or maintain good health via nutritious eating. The web site will be available to the commercial marketplace and will act as a conduit for providing information about Ztrim.
* In addition, the Company also recently acquired the worldwide rights to all fields of use for the Mini-Raman Lidar technology. The Mini-Raman Lidar system was patented and developed by the Department of Energy "DOE" at Brookhaven National Laboratory. It is a short-range tool to screen unknown biological, chemical, narcotic and hazardous substances without having to come in contact with them. When commercially developed, this tool will give first responders the ability to detect substances on surfaces as well as in bulk quantity from a distance of three to fifteen feet. The Mini-Raman Lidar is a standoff technology that, unlike other typical devices, does not require physical collection of toxic materials to identify their composition.

* The Company also recently acquired the worldwide rights to all fields of use for the ThraxVac technology, which provides a way to capture ambient anthrax or Clostridial endospores, and simultaneously trigger activation of the spore, which marks the beginning of the spores' loss of high resistivity. By using Heat and Moisture to activate the spore, the dormancy is broken and the spore begins to germinate thereby becoming vulnerable to injury. The stream of newly activated spores are then exposed to alpha particle bombardment via a polonium source, which damages the DNA containing protoplast causing spore death and an inability to complete germination and produce toxin. The collection devices will be both portable and as part of an HVAC system using a HEPA filtering system with polonium 210 inserts to provide a "continuous killing repository" for the collected spores.

* The Brave Way Training Systems, a wholly owned subsidiary, is a security training and product company. The Brave Way offers proven, highly effective, low-cost self-defense courses and videos with a uniquely targeted curriculum focusing on: personal safety and self-defense including rape prevention. Courses are offered for police officers and security personnel through The Brave Way's state certified law enforcement training, for students and teachers, individuals, Airline Personnel, Hospital personnel, through park districts, clubs, churches, and other organizations as well as corporations. The Brave Way instructors have multiple backgrounds and experience in martial arts, security, self-defense, and military.

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

* On July 22, 1999, the Company's board of directors declared a 2-for-1 stock split of the outstanding common stock. Their articles of incorporation were also amended to decrease the par value per share of the common stock to $.00005.

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

JUNE 30, 2003
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                        $    422,883
  Accounts receivable                                                    87,928
  Prepaid expenses and other assets                                       7,304
  Employee loans and advances                                            17,911
  Inventories                                                            13,342
                                                                   ------------
    TOTAL CURRENT ASSETS                                                549,368
                                                                   ------------
Property and equipment, net of accumulated
 depreciation of $749,715                                               787,700
                                                                   ------------
Other Assets
  Deposits and others                                                    11,090
  License Right                                                          75,000
                                                                   ------------
                                                                         86,090
                                                                   ------------
                                                                   $  1,423,158
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other liabilities                           $    247,107
  Officers' loan due on demand                                          218,600
  Capital lease obligations, current portion                             21,893
                                                                   ------------
                                                                        487,600
Long-Term Liabilities,
  Capital lease obligations, net of current portion                      90,670
                                                                   ------------
    TOTAL LIABILITIES                                                   578,270
                                                                   ------------
Stockholders' Equity
  Common stock, $.00005 par value; authorized
   50,000,000 shares; issued and outstanding
   26,571,540 shares                                                      1,329
  Additional paid-in capital                                         21,977,765
  Note receivable for stock (contra-equity)                            (400,000)
  Unamortized expense (contra-equity)                                  (255,750)
  Accumulated Deficit                                               (20,467,187)
  Treasury stock, at cost                                               (11,269)
                                                                   ------------
                                                                        844,888
                                                                   ------------
                                                                   $  1,423,158
                                                                   ============

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For Three Months ended        For Six Months ended
                                                    June 30,                       June 30,
                                              2003            2002            2003           2002
-----------------------------------------------------------------------------------------------------
Revenues:
  Products                               $    172,356    $    132,007    $    326,497    $    248,550
  Services                                     27,466          17,450          73,592          34,349
                                         ------------------------------------------------------------
                                              199,822         149,457         400,089         282,899
                                         ------------------------------------------------------------
Cost of Revenues:
  Products                                    106,486          97,325         259,028         184,632
  Services                                     66,319         659,983         172,767         984,461
                                         ------------------------------------------------------------
                                              172,805         757,308         431,795       1,169,093
                                         ------------------------------------------------------------
Operating expenses:
  Selling, general and administrative         312,355         612,835         597,178       1,146,841
  Reduction of long-lived assets                   --          93,145              --          93,145
                                         ------------------------------------------------------------
                                              312,355         705,980         597,178       1,239,986
                                         ------------------------------------------------------------
     OPERATING (LOSS)
                                             (285,338)     (1,313,831)       (628,884)     (2,126,180)
                                         ------------------------------------------------------------
Other incomes (expenses):
  Other income                                 23,202           4,087         106,718           4,641
  Interest income                                 467             391             989          20,884
  Gain on sales of long-lived assets          155,554              --         155,554              --
  Interest (expense)                          (13,656)             --         (19,329)             --
  Realized (loss) on securities                    --          (3,165)             --          (3,165)
                                         ------------------------------------------------------------
                                              165,567           1,313         243,932          22,360
                                         ------------------------------------------------------------
     NET (LOSS)                          $   (119,771)   $ (1,312,518)   $   (384,952)   $ (2,103,820)
                                         ============================================================
Net Loss per Share - Basic and Diluted   $      (0.00)   $      (0.06)   $      (0.02)   $      (0.10)
                                         ============================================================
Weighted Average Number of Shares          26,112,113      20,241,582      25,131,945      20,120,615



SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR SIX MONTHS ENDED JUNE 30,                                     2003          2002
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                 $  (384,952)   $(2,103,820)
  Adjustments to reconcile net (loss) to net
   cash (used in) operations:
   Depreciation and amortization                                  74,303        114,824
   Gain on disposal of long-lived assets                        (155,554)            --
   Issuance of common stock for services                          93,320        597,920
   Issuance of warrants for services                             198,727             --
   Cancellation of common stock for services not performed       (48,750)            --
   Realized loss on securities                                        --          3,165
   Reduction of long-lived assets                                     --         93,145
   (Increase) decrease in:
     Accounts receivable                                         (55,100)        (4,422)
     Inventory                                                    10,582             --
     Interest receivable and others                                 (983)           778
   Increase (decrease) in:
     Accounts Payable and Accrued Expenses                      (152,145)       152,459
                                                             -----------    -----------
   CASH FLOWS (USED IN) OPERATING ACTIVITIES                    (420,552)    (1,145,951)
                                                             -----------    -----------
Cash Flows From Investing Activities:
  Employee loans and advances                                    (21,665)         7,600
  Proceeds from disposal of property and equipment                 6,375             --
  Proceeds from sales of intangible assets                       150,000             --
  Purchase of property and equipment                                  --         (2,685)
  Capitalized software development costs                              --        (34,498)
  Proceeds from sales of securities                                   --        189,990
                                                             -----------    -----------
   CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                   134,710        160,407
                                                             -----------    -----------
Cash Flows From Financing Activities:
  Net payments on capital lease obligations                       (8,811)            --
  Repayments to officers                                         (14,000)            --
  Net proceeds from stock subscription                           287,720             --
  Exercise of options and warrants                                68,107         10,000
  Net proceeds from sales of stock                               253,250        406,250
                                                             -----------    -----------
   CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                   586,266        416,250
                                                             -----------    -----------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          300,424       (569,294)

Cash and cash equivalents, at beginning of period                122,459        629,508
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                  $   422,883    $    60,214
                                                             ===========    ===========
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                            $    17,886    $        --

Supplemental schedule of noncash investing and financing
  activities:
  Retirement of common stock to reduce an employee loan      $    10,000    $        --

  Acquisition of a license right in common stock             $    75,000    $        --

  Note receivable incurred for stock subcription             $   550,000    $        --

  Conversion of notes receivable into investment             $        --    $   132,000



SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

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

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2002.

The results for the three and six months ended June 30, 2003 may not be indicative of results for the year ending December 31, 2003 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Holdings Inc. and its subsidiaries, On-Line Bedding Corporation, PPI Capital Corp., CGI Capital, Inc., CGI Total Media, CGI Worldwide, Veridisc Corporation, Fiber-Gel Technologies, Inc. and TheBraveway.com, Inc., after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations and cash flows.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE 2:  INTANGIBLE ASSETS

Assignment of License Right

On March 26, 2003, Utek Corporation ("Utek") assigned the Company an exclusive license to a chemical detection technology developed by the U.S. Department of Energy's Brookhaven National Laboratory ("Brookhaven") in a stock transaction. Brookhaven Lab's patent-pending technology, known as Mini-Raman Lidar, is a short-range tool to screen unknown chemical, narcotic and hazardous substances without having to come in contact with the substances. Under the assignment, the Company issued 821,429 and 178,571 unregistered shares of the Company's stock to Utek and Brookhaven Lab, respectively, with a total valuation of $75,000.

The acquired license right is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Sales of Fair Play Mark

On March 28, 2003, Veridisc Corporation ("Veridisc"), a wholly-owned subsidiary of the Company, entered into an agreement to sell its Fair Play mark to an undisclosed purchaser for a cash price of $150,000. Veridisc currently owns a pending U.S. application for the mark FP FAIRPLAY PARTNER POWERED BY VERIDISC in connection with its digital rights management product. The Company completed the sale on April 4, 2003 and recognized a gain of $150,000.


NOTE 3 - EMPLOYEE LOAN

At the end of March 2003, the Company converted an employee advance of $30,840 into a note receivable bearing interest at 4% per annum, compounded annually. The former employee agreed to make monthly payments of $2,000 to be taken from his compensation for remaining as a principal of CGI Capital, Inc. (the Company's subsidiary, "Broker-Dealer"), until the sale of Broker-Dealer is completed. The employee shall then make monthly payments of $500 until the entire loan amount is paid-off. The employee also agreed to surrender his 20,000 shares of the Company's stock in exchange for a reduction of the note amount by $10,000. As of June 30, 2003, the balance of the note receivable was $17,011.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 4 - NOTES RECEIVABLE FOR STOCK SUBSCRIPTION

On June 30, 2003, the Company entered into a stock subscription agreement with an unrelated party and agreed to sell 1.6 million shares of common stock and warrants to purchase 1.6 million shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $400,000. Under the agreement, the Company received a 30-day note receivable of $400,000, which bears interest at 4% per annum. The note was included in equity section as a contra-equity.

On March 6, 2003, a note receivable of $150,000 was issued by an unrelated party to purchase the Company's common stock at $0.25 per unit. Each unit consists of one common stock and a warrant. The note bears interest at 4% per annum and is due on May 31, 2003. The note was paid in full in the second quarter.


NOTE 5 - STOCKHOLDERS' EQUITY

Private Placement Offerings

In March 2003, the Company conducted a self-underwritten offering of the Company's common stocks with detachable warrants up to $800,000. The number of shares issuable to the holder will equal the amount paid by the holder divided by the lesser of $0.25 or 50% of the closing price on the day of closing, but in no event less than $0.20. One warrant will be issued to purchaser for every share purchased. Warrants will be exercisable at a price equal to $1.50 and will expire on February 28, 2005. The expiration date will be extended for one year if the closing price on February 28, 2005 is not at least $1.50 and will be extended to February 28, 2007 if the closing price on the extended expiration date is not at least $1.50. The Company agreed to pay the placement agent a 9% compensation of the total amount raised, plus a flat non-accountable expense allowance to cover legal, escrow fees and miscellaneous costs not to exceed $7,500. As of June 30, 2003, the Company received net proceeds of $287,720 from the offering and issued 142,857 shares of the common stock and warrants. The balance of the shares will not be issued until the offering has closed.

In April 2003, the Company conducted another self-underwritten offering the Company's common stocks up to $4,000,000. The stock was sold for $0.25 per share with a minimum purchase of 100,000 shares or $25,000 per unit. As of June 30, 2003, the Company sold and issued 300,000 shares and received $75,000 in proceeds under the offering.

Retirement of common stock

During 2003, the Company retired 103,600 shares of common stock and recognized other income of $48,750 from the retirement. 18,600 shares were retired from its former employees due to employment termination; 65,000 shares were retired from a consultant due to service not performed and 20,000 shares were retired to reduce an employee loan of $10,000 as discussed in Note 2.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 6 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

The Company issue stock options to its employees and outside directors and provide employees the right to purchase our stock pursuant to 2002 Stock Incentive Plan. The Company accounts for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three and six months ended June 30, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years. The following table illustrates the effect on net loss per share if the Company had accounted for its stock option plan under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                                       Three months ended             Six months ended
                                                            June 30,                       June 30,
                                                       2003          2002             2003          2002
                                                  ----------------------------------------------------------
Net (loss), as reported                           $  (119,771)   $(1,312,518)   $  (384,952)   $(2,103,820)

Deduct: Total stock-based employee compensation
        expense determined under the fair
        value of awards net of tax effects            (40,790)      (375,641)       (81,581)      (751,282)
                                                  --------------------------------------------------------
Pro forma net (loss)                              $  (160,561)   $(1,688,159)   $  (466,533)   $(2,855,102)
                                                  ========================================================
Net (loss) per share:
   Basic and diluted, as reported                 $     (0.00)   $     (0.06)   $     (0.02)   $     (0.10)

   Basic and diluted, pro forma                   $     (0.01)   $     (0.08)   $     (0.02)   $     (0.14)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 Three months ended            Six months ended
                                                     June 30,                       June 30,
                                               2003          2002             2003          2002
                                           ------------------------------------------------------------
        Expected life from vest date
        (years)                                 0.2-2.5         0.5-0.7        0.2-2.5         0.5-0.7
        Risk free interest rate              0.96-1.14%      1.69-1.71%     0.96-1.18%      1.65-1.76%
        Volatality                                 120%            483%           232%            483%
        Dividend yield                               --              --             --              --
        Weighted average fair value            $   0.39      $     5.62       $   0.73      $     5.53


CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock warrants

During the reported period, the Company granted warrants to purchase 2,090,000 shares of common stock at exercise prices from a range of $0.05 to $0.51 per share in exchange for investor relations. These services were valued at $452,600 and were amortized over the length of the service. These warrants will expire through September 20, 2006. As of June 30, 2003, 2,060,000 stock warrants were issued and the balance of unamortized expenses amounted to $255,750 was included in the equity section as a contra-equity.

The Company also granted 23,460 stock warrants at an exercise price of $0.08 to several stockholders not to sell their free-trading stocks within six months.

As discussed in Note 5, the Company sold warrants in a private placement offering to purchase up to 142,857 shares of common stock at an exercise price of $1.50 per share. These warrants will expire on February 28, 2005.


NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                      Three Months ended June 30,    Six Months ended June 30,
                                                        2003           2002             2003           2002
                                                    -------------------------------------------------------------
Numerator:
  Net (loss)                                      $   (119,771)   $ (1,312,518)   $     (384,952)   $   (2,103,820)
                                                  ----------------------------------------------------------------
Denominator:
  Weighted average number of shares outstanding     26,112,113      20,241,582        26,131,945        20,120,615
                                                  ----------------------------------------------------------------
Net loss per share-basic and diluted              $      (0.00)   $      (0.06)   $        (0.02)  $        (0.10)
                                                  ================================================================

As the Company incurred a net loss for the three and six months ended June 30, 2003, the effect of dilutive securities totaling 3,934,542 and 3,807,510 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. There was no dilutive securities for the three and six months ended June 30, 2002 since all outstanding options and warrants are "out-of-money"; it means their exercise prices are greater than the closing bid price of the Company's stock as of that date.


NOTE 8 - SEGMENT INFORMATION

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

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

Summarized financial information of the Company's results by operating segment is as follows:

                                         Three Months ended             Six Months ended
                                               June 30,                      June 30,
                                          2003          2002            2003          2002
---------------------------------------------------------------------------------------------
Net Revenue:
  Food Product Development           $        --    $        --    $        --    $        --
  Security Training and Products           9,064             --         15,368             --
  E-Tailer                               172,252        132,007        326,393        248,550
  Business Consulting                     18,506         17,450         58,328         34,349
                                     --------------------------------------------------------
                                     $   199,822    $   149,457    $   400,089    $   282,899
                                     ========================================================
Operating Income(Loss):
  Food Product Development           $   (57,290)   $        --    $   (67,490)   $        --
  Security Training and Products           6,422             --         12,561             --
  E-Tailer                                35,125         (1,905)        (4,268)       (10,934)
  Business Consulting                   (266,167)    (1,211,340)      (562,832)    (2,005,130)
                                     --------------------------------------------------------
                                     $  (281,910)   $(1,213,245)   $  (622,029)   $(2,016,064)
                                     ========================================================
Net Income(Loss) before Tax:
  Food Product Development           $   (57,290)   $        --    $   (67,490)   $        --
  Security Training and Products           6,422             --         12,561             --
  E-Tailer                                35,808         (1,342)        (3,475)        (9,472)
  Business Consulting                   (101,285)    (1,210,606)      (319,695)    (2,003,035)
                                     --------------------------------------------------------
Net (loss) by reportable segments       (116,345)    (1,211,948)      (378,099)    (2,012,507)
All other net income (loss)               (3,425)      (100,569)        (6,853)       (91,313)
                                     --------------------------------------------------------
Consolidated net (loss) before tax   $  (119,770)   $(1,312,517)   $  (384,952)   $(2,103,820)
                                     ========================================================

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (CONTINUED)


                                                    June 30,
        Total Assets:                         2003              2002
                                           ----------------------------
        Food Product Development           $       --        $       --
        Security Training and Products          9,167                --
        E-Tailer                              172,772           205,230
        Business Consulting                 1,203,857           950,216
                                           ----------------------------
                                            1,385,796         1,155,446
        All other segments                     37,362           188,209
                                           ----------------------------

        Consolidated assets                $1,423,158        $1,343,655
                                           ============================



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

SUMMARY OF FINANCIAL RESULTS

Streamlining of the Company's activities has produced a second consecutive quarter of general improvement in our operations and earnings for quarter two of 2003. Due to cost cutting measures and equity financing, our auditor has removed the going concern issue from our financial statement. These improvements, and the increased price of our stock, better positions Circle Group Holdings to focus more thoroughly on sales of Z-Trim and the Company's other emerging technologies in the future. With the acquisition of Nutritional Analysis Tool we feel we are more effectively aligned to address obesity issues with Z-Trim. Also, by acquiring ThraxVac, the Company has added a serious toxin destruction technology to add to our Lidar toxin detection system."

As a result of additional funds raised by the Company, total assets increased by 22% to $1,423,158 at June 30, 2003 from $1,112,157 at March 31, 2003 and they also increased by 6% over $1,343,655 from the period ending June 30, 2002.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2003 COMPARED TO THE SAME PERIODS ENDING JUNE 30, 2002

Revenues

Revenues for the quarter of $199,822 decreased less than 1% from the $200,267 first quarter 2003 results and was 25% higher than the $149,457 from the same period a year earlier. Revenues of $400,089 for the six month period ending June 30, 2003 represented a 29% increase over the six month period results of $282,899 ending June 30, 2002.

The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                    Three months ended June 30,
                                     2003                2002
                                   --------            ---------
      Products                     $172,252            $132,007
      Services                       27,570              17,450
                                   --------            --------
      Total Revenues               $199,822            $149,457
                                   ========            ========

                                     Six months ended June 30,
                                     2003                2002
                                   --------            ---------
      Products                     $326,497            $248,550
      Services                       73,592              34,349
                                   --------            --------
      Total Revenues               $400,089            $282,899
                                   ========            ========

Other income

Total other income for the three months ended June 30, 2003 was $165,567 up from $1,313 for the comparable period in fiscal 2002.

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased 55% to $312,355 for the three months ended June 30, 2003 from $705,980 for the three months ended June 30, 2002. For the six month period ending June 30, 2003, operating expenses of $597,178 decreased by 52% from $1,239,986 for the six month period ending June 30, 2002. For the three months ending June 30, 2003, operating expenses increased 9% to $312,355 from $284,823 for the previous period ending March 31, 2003.

Net loss

The Company reported a net loss for the second quarter 2003 of $119,771 or $0.00 per share, a 55% decrease from the net loss of $265,181 or $0.02 per share for the first quarter of 2003, and a 91% decrease from the net loss of $1,312,518 or $0.06 per share for the second quarter of 2002. For the six month period ending June 30, 2003, we reported a net loss of $384,952 or $0.02 per share or an 82% decrease from the $2,103,820 or $0.10 per share net loss for the six month period ending June 30, 2002. This was due to improved expense reduction and additional other income on the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had cash and cash equivalents of $422,883, compared to $60,214 at June 30, 2002 and $104,469 at March 31, 2003.

Net cash used in operating activities decreased by 63% to $420,552 for the six months ended June 30, 2003 as compared to net cash used in operating activities of $1,145,951 for the six months ended June 30, 2002.

Net cash provided by investing activities was $134,710 for the three months ended June 30, 2003, as compared to net cash used by investing activities of $160,407 for the three months ended June 30, 2002.

In the second quarter of 2003, we have funded our operations with sales of products and services, as well as through the private sale of our common stock.

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

The Company has generated approximately $362,720 in additional operating capital through sales of its common stock in a private placement offering during the second three months of 2003.

SPECIAL CAPITAL CONSIDERATIONS OF CGI CAPITAL

CGI Capital, a majority-owned subsidiary of Circle Group is partly owned by Mr. Dennis Hayes and his partners. As a registered broker-dealer, it must follow the SEC's Uniform Net Capital Rule, Rule 15c3-1, which is designed to measure the financial integrity and liquidity of a broker-dealer, and the minimum net capital deemed necessary to meet its commitments to its customers. Rule 15c3-1 provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items as calculated by the rule. As of this date, CGI Capital is required to maintain a minimum net capital of $5,000. As of June 30, 2003, it had net capital of $6,128. The minimum net capital required is based upon the nature of CGI Capital's broker-dealer business. If CGI Capital remains principally engaged in the offer and sale of private placement securities, then its net capital requirement remains at $5,000.


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

KEY PERSONNEL. Our future success depends to a significant extent on the continued services of Gregory J. Halpern. The loss of his services or any of our executive officers or other key employees could harm our business.

GOING CONCERN. The Company's consolidated financial statements for the year ending on December 31, 2002 were prepared on a going concern basis, which for one year contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, operating costs may continue to exceed funds generated from operations. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. Also, factors unrelated to our operating performance, including economic and business conditions; the loss of significant customers; the outcome of future litigation and market conditions could also adversely affect our operating results.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2003, the Company completed private placements of its common stocks to individual accredited investors. As of June 30, 2003, the Company received net proceeds of $362,720 and issued 442,857 shares of common stock and warrants. The Company paid $25,895 to its placement agent in connection with the sales plus a flat non-accountable expense allowance not to exceed $7,500. All of the shares were sold in reliance upon the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company intends to use the proceeds for working capital.

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

              10.15 Assignment of License Agreement Between UTEK Corporation, Circle Group Holdings, Inc. and University ofIllinois dated July 9, 2003*

              10.16 Assignment of License Agreement Between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003*

               31.1 Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

               31.2 Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

               32.1 Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

               32.2 Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

-------------------
* Filed herewith.

                (b) REPORTS ON FORM 8-K

                         NONE.











                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)


Date:  August 14, 2003
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer