Form 10QSB
period 2003-09-30
CIRCLE GROUP HOLDINGS INC
filed 2003-11-13
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                  FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-27841
                                                ---------

                           CIRCLE GROUP HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            ILLINOIS                                         36-4197173
 -------------------------------                        ------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

                  1011 CAMPUS DRIVE, MUNDELEIN, ILLINOIS 60060
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (847) 549-6002
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/       No / /

      The registrant has a single class of common stock, par value $.00005 per share (the "Common Stock"), of which there are 28,089,206 shares issued and outstanding as of September 30, 2003.

         Transitional Small Business Disclosure Format (Alternative 2):

                                 Yes /X/       No / /

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                  CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Circle Group Holdings, Inc. (the "Company" or "Circle Group") operates Fiber Gel Technologies, Inc. ("Fiber Gel"), Mini-Raman Lidar Technology, ThraxVac Technology, The Brave Way Training Systems, Inc., Consulting CGI, On-Line Bedding Corp., and its newest Z-Amaize Technologies, Inc. divisions. As part of the transition to the Company's new sales and marketing Business model, Circle Group has sought to dispose of certain corporate assets that do not enhance the restructured operations, including, but not limited to, CGI Capital, Inc., its e-finance operating segment and registered broker-dealer, and Veridisc, its software development division.

Fiber Gel Technologies, Inc.

Fiber Gel Technologies is currently the primary focus of the Company. Fiber Gel owns the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, carbohydrate-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture "USDA". Z-Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods. The target markets for Z-Trim include: dairy (cheeses, dips, spreads) baked goods & confectionary (breads, cookies, candies, cakes, pies), cereals, pasta, snack foods (chips, crackers, energy bars), meats (burgers, lunch meats, deli meats, sausages, hot dogs, fish dogs), beverages (energy drinks, shakes, beers, weight loss drinks), face and hand lotions. The Company has received over 145 inquiries since September 2002 relating to the manufacture, food processing, distribution and sale of Fiber Gel's primary product Z-Trim, which the Company has the right to produce pursuant to an exclusive license from the USDA. The Company began sample production in April 2003 of Z-Trim and has entered into mutual non-disclosure agreements and discussions with Mitsubishi Australia, Manildra Mills, McDonalds' and Proctor & Gamble to pursue potential opportunities for Z-Trim. Fiber Gel has entered into sample agreements with several companies and began shipping Z-Trim samples to them in July 2003. The Company provided milk & dark chocolate samples to Nestle using Z-Trim in Nestle's recipes. The Company also received a request from LaBatt's Beer to provide a low-calorie lager formula using Z-Trim. To respond to the recent concerns over obesity, and rising health care costs, Fiber Gel has expanded its global offering of marketing partnership opportunities in response to significant product developments.

This quarter the Company successfully completed its Z-Trim prototype Manufacturing optimization program with achievements in two major areas by developing a wider range of fiber based product formats and additional intellectual property -- including gel, emulsion and powder -- for its corn based Z-Trim functional fat substitute as well as the same array of formats for an important new Z-Trim fat replacement product directed to manufacturers of oat-based goods.

Fiber Gel has been responding to industry inquiries and initiated exclusive partnership discussions with major domestic and international companies representing several food applications. As a result of new Z-Trim product developments presented by the Company's technology team, led by Triveni P. Shukla, Ph.D., Vice President of Technology Development, the Company has been able to expand the scope of its marketing partnership programs to include numerous applications under the following major SIC classifications: o 311.200 Grains and oil seeds;

     o   311.300 Sugar and confectionary;
     o   311.400 Fruits and vegetables;
     o   311.500 Dairy products;
     o   311.600 Processed meat;
     o   311.700 Seafood;
     o   311.800 Bakeries and tortillas; and
     o   311.900 Others - flavors and seasonings.

These expanded product lines allow Fiber Gel to take their commercial fat substitute technology to a much wider corporate community.

Z-Trim is an all-natural, zero calorie fat replacement product originally developed by the United States Department of Agriculture (USDA) Agricultural Research Service. It can be used by manufacturers to decrease fat and calories and increase insoluble fiber in a variety of products, including cheeses, baked goods, meat products, dressings, confectionary products and a wide range of other prepared foods. By using Z-Trim, these products maintain desirable tastes and mouth-feel properties similar to those of full-fat foods.

Fiber Gel is providing potential domestic and international marketing partners with product samples of Z-Trim and research consultation along with limited exclusivity within their market specific segments.

NAT Tools for Good Health

NAT Tools For Good Health The Company recently acquired the worldwide exclusive license to the NAT Web, the Nutrition Analysis Tool (NAT) website developed by the Department of Food Science and Human Nutrition at the University of Illinois. The University of Illinois' NAT website is an interactive, web-based system designed to empower individuals to select a nutrient rich diet. This fully functional nutrient analysis program utilizes the USDA nutrient database, including over 6,000 foods as well as information from food companies. NAT provides information on the relative composition of food and could aid consumers in their quest to achieve or maintain good health via nutritious eating.

Pioneered and developed by Dr. James Painter at the University of Illinois in 1995, and a winner of several awards, NATS is based upon the behavioral scientific discoveries that keeping track daily of what we eat, plus how many calories we burn through fitness activities, are among the most critical components in achieving and sustaining long-term successful weight loss and health management. Using data provided by the USDA, and most brand name food companies, NAT'S users can keep track every day of the foods, calories, fats, proteins, carbohydrates and other nutrients they consume. New members can join MYNATS for free and save all their menus on the NATS database. Non-members can use NATS 2.0 to save all their data to their own computers for free offline reference. NATS users can calculate calories burned during the day. The web site provides visitors the ability to enter a certain activity and the amount of calories they wish to burn, and then calculates how long the given activity needs to be done. Visitors can also enter how long they did an activity and the web site calculates how many calories they burned or which activities a person can do to burn a certain amount of calories in a given length of time. Acquiring the socially conscious NATS site is very significant to Circle Group because it has the potential for providing a large consumer audience, attracting as many as two million visitors per month from more than eighty countries. With this audience, the Company can increase awareness through cooperative advertising and marketing of healthy, calorie and fat reduced, Z-Trim products launched by future food industry partners. Circle Group will significantly expand NAT Web's audience by providing revenue generating products and services that will enable NATS users to lead healthier lifestyles and to get a handle on the weight and obesity problems they face today, or could encounter in the future. Additional features include Nutrients Analysis and the Food Suggestion Tool which can suggest foods based on specific dietary restrictions or requirements. NATS offers a mobile cell phone version and is in development of a future wireless handheld version. NAT Web is now available to the commercial marketplace and will act as a conduit for providing information about Z-Trim.

Z-Amaize Technologies, Inc.

The Company recently established Z-Amaize Technologies, Inc. as a wholly owned subsidiary, to market a new line of Z-Bind industrial adhesive products for the plywood manufacturing industry.

Z-Bind is an adhesive extending component that emerged from research performed by the Fiber Gel product development group. The domestic plywood industry uses
1.2 million metric tons of resin solids per year worth approximately $10 billion. The softwood plywood sector uses 0.6 billion Kg of phenol formaldehyde resin solids and Canadian usage is 0.4 billion Kg. Because of significant cost pressure from U.S. Environmental Protection Agency ("EPA") emission regulations regarding manufacture of such adhesives, Z-Bind products represent an affordable alternative to plywood manufacturers seeking superior and environmentally friendlier adhesives. The Company's manufacturing research for Z-Trim functional fat substitutes, identified a number of co-products which were derived from corn-based raw materials. Rather than originally discarding them as waste, the Company is focusing on opportunities for maximizing their value in the marketplace. The goal is to develop additional profit centers that would be congruent with the Company's core Z-Trim manufacturing process. Z-Bind merited the formation of an entirely new company devoted to serving a significant industry with better and more affordable adhesive solutions. Soft wood resin glues, used in plywood, chipboard and fiberboard, are already being extended with soy bean protein, casein, starch, oil cakes, corn flour, corn gluten protein, many seed gums and wheat flour for softening, filling, viscosity control and EPA compliance. Z-Bind has lignin from corn bran in addition to soluble fiber glue. It is compatible with lignin and tannin modified glues. The potential resin solids market that consumes adhesive extenders is approximately 352 million pounds. Z-Amaize Technologies, Inc. will introduce its Z-Bind products into that market. The Company focuses on acquiring life changing technologies and assisting its portfolio of companies in their efforts to bring these products to the marketplace.

Mini-Raman Lidar

In addition, the Company also recently acquired the worldwide rights to all fields of use for the Mini-Raman Lidar technology. The Mini-Raman Lidar system was patented and developed by the U.S. Department of Energy at Brookhaven National Laboratory. It is a short-range tool to screen unknown biological, chemical, narcotic and hazardous substances without having to come in contact with them. When commercially developed, this tool will give first responders the ability to detect substances on surfaces as well as in bulk quantity from a distance of three to fifteen feet. The Mini-Raman Lidar is a standoff technology that, unlike other typical devices, does not require physical collection of toxic materials to identify their composition.

ThraxVac

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

Brave Way Training Systems

The Brave Way Training Systems, a wholly owned subsidiary of the Company, is a security training and product company. The Brave Way offers proven, highly effective, low-cost self-defense courses and videos with a uniquely targeted curriculum focusing on: personal safety and self-defense including rape prevention. Courses are offered for police officers and security personnel through The Brave Way's state certified law enforcement training, for students and teachers, individuals, Airline Personnel, Hospital personnel, through park districts, clubs, churches, and other organizations as well as corporations. The Brave Way instructors have multiple backgrounds and experience in martial arts, security, self-defense, and military.

Consulting CGI

Consulting CGI, Circle Group's business consulting division was developed as a result of the Company's own growth experience. Based on the belief that most entrepreneurs are highly knowledgeable in specific areas of their business, but require various consulting services in order to grow their companies. Consulting CGI has previously provided services to fourteen client companies but currently only provides such services to its subsidiaries.

On-Line Bedding Corp.

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

* On August 29, 2002, the Company acquired Fiber Gel from UTEK Corporation. Z-Trim is a fiber made from the hulls of oats, soybeans, peas and rice or bran from corn or wheat. It may be used to replace fat and calories in a variety of products, including reduced-calorie cheeses, baked goods hamburger, salad dressings, peanut butter and confectionary products.

* In January 2003, Circle Group Internet Inc changed its name to Circle Group Holdings, Inc.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
                                 ASSETS
Current Assets
  Cash and cash equivalents                                        $  1,688,581
  Accounts receivable                                                    59,020
  Prepaid expenses and other current assets                              10,818
  Employee loans and advances                                            12,048
  Inventories                                                            28,165
                                                                   ------------
    Total current assets                                              1,798,632
                                                                   ------------
Property and Equipment, net of accumulated
  depreciation of $786,263                                              751,152
                                                                   ------------
Other Assets
  Deposits and others                                                    11,090
  Purchased intangible assets, net                                      271,667
                                                                   ------------
                                                                        282,757
                                                                   ------------
TOTAL ASSETS                                                       $  2,832,541
                                                                   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other liabilities                           $    150,899
  Officers' loan due on demand                                           25,000
  Capital lease obligation, current portion                              21,893
                                                                   ------------
    Total current liabilities                                           197,792

Long-Term Liabilities,
  Capital lease obligation, net of current portion                       85,719
                                                                   ------------
    Total Liabilities                                                   283,511
                                                                   ------------
Stockholders' Equity
  Common stock, $0.00005 par value; 50,000,000 shares authorized;
   28,061,206 shares issued and outstanding                               1,403
  Common stock to be issued                                                 122
  Additional paid-in capital                                         24,397,099
  Minority interest                                                       3,940
  Note receivable for stock subscription (contra equity)                (50,000)
  Unamortized expenses (contra equity)                                 (369,992)
  Accumulated deficit                                               (21,422,273)
  Treasury stock, at cost                                               (11,269)
                                                                   ------------
                                                                      2,549,030
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,832,541
                                                                   ============


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For Three Months ended         For Nine Months ended
                                                          September 30,                 September 30,
-------------------------------------------------------------------------------------------------------------
                                                     2003             2002            2003             2002
                                                     ----             ----            ----             ----
                                                                   (Restated)                      (Restated)
Revenues:
  Products                                       $    127,395    $    158,544    $    453,892    $    407,094
  Services                                              3,388          24,000          76,980          58,349
                                                 ------------    ------------    ------------    ------------
    Total revenues                                    130,783         182,544         530,872         465,443
                                                 ------------    ------------    ------------    ------------
Cost of revenues:
  Products                                             55,597         121,333         314,625         305,965
  Services                                            112,626         352,620         285,393       1,337,081
                                                 ------------    ------------    ------------    ------------
    Total cost of revenues                            168,223         473,953         600,018       1,643,046
                                                 ------------    ------------    ------------    ------------
Operating expenses:
  Selling, general and administrative                 915,146         474,247       1,507,226       1,611,221
  Reduction of long-lived assets                            0          50,000               0         143,145
                                                 ------------    ------------    ------------    ------------
    Total operating expenses                          915,146         524,247       1,507,226       1,754,366
                                                 ------------    ------------    ------------    ------------
     OPERATING (LOSS)                                (952,586)       (815,656)     (1,576,372)     (2,931,969)
                                                 ------------    ------------    ------------    ------------
Other incomes (expenses):
  Other income                                         11,674           4,578         118,392           9,118
  Interest income                                       1,007           2,767           1,994           4,948
  Realized gain on securities                               0         138,091               0         134,925
  Interest Expense                                    (23,705)         (1,183)        (43,034)         (1,183)
  Gain (loss) on disposal of long-lived assets              0         (16,413)        155,554         (16,413)
                                                 ------------    ------------    ------------    ------------
    Total other incomes (expenses)                    (11,024)        127,840         232,906         131,395
                                                 ------------    ------------    ------------    ------------
     NET (LOSS) FROM CONTINUING OPERATIONS           (963,610)       (687,816)     (1,343,466)     (2,800,574)

Net income from discontinued operations, net
 of tax of $0 for 2003 and 2002                         6,097         179,215           1,001         188,151
                                                 ------------    ------------    ------------    ------------
     NET (LOSS)                                  $   (957,513)   $   (508,601)   $ (1,342,465)   $ (2,612,423)
                                                 ------------    ------------    ------------    ------------
Per share of common stock:
  Net (loss) from continuing operations          $      (0.03)   $      (0.03)   $      (0.05)   $      (0.13)
  Net income from discontinued operations                0.00            0.01            0.00            0.01
                                                 ------------    ------------    ------------    ------------
  Net (loss) - Basic and Diluted                 $      (0.03)   $      (0.02)   $      (0.05)   $      (0.13)
                                                 ------------    ------------    ------------    ------------
Weighted Average Number of Shares                  27,620,651      22,613,582      25,961,513      20,951,604


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For Nine Months ended September 30,                                              2003           2002
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                                  $(1,342,465)   $(2,612,423)
  Adjustments to reconcile net (loss) to net cash (used in) operations:
   Depreciation and amortization                                                  114,184        161,449
   Issuance of stock and warrants for services                                    826,255        768,330
   (Gain) loss on disposal of long-lived assets                                  (155,554)        16,413
   (Gain) on sale of subsidiary                                                    (8,635)             0
   Realized (gain) on securities and investments                                        0       (314,538)
   Reduction of long-lived assets                                                       0        143,145
   (Increase) decrease in:
     Accounts receivable                                                          (26,192)         2,183
     Prepaid expenses and other                                                       504            778
     Inventory                                                                     (4,241)             0
   Increase (decrease) in:
     Accounts payable and accrued expenses                                       (248,352)       192,026
                                                                              ------------   ------------
   NET CASH (USED IN) OPERATING ACTIVITIES                                       (844,496)    (1,642,637)
                                                                              ------------   ------------
Cash Flows From Investing Activities:
  Employee loans and advances                                                     (15,803)         7,874
  Proceeds from disposition of property and equipment                               6,375        121,500
  Proceeds from sale of intangible assets                                         150,000              0
  Proceeds from sale of subsidiary                                                 10,000              0
  Purchase of property and equipment                                                    0         (2,685)
  Capitalized software development costs                                                0        (34,498)
  Proceeds from sale of securities and investments                                      0        505,758
                                                                              ------------   ------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                      150,572        597,949
                                                                              ------------   ------------
Cash Flows From Financing Activities:
  Exercise of stock options and warrants                                          108,687         10,000
  Net proceeds from sale of stock                                                 318,250        406,250
  Net proceeds from stock subscription                                            910,970              0
  Net proceeds from sale of stock warrants                                        950,000              0
  Repayments on capital lease obligations                                         (13,761)        (5,062)
  Net proceeds on officers' loans                                                       0        133,000
  Repayments to officers                                                          (14,100)             0
                                                                              ------------   ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                    2,260,046        544,188
                                                                              ------------   ------------
     Net increase (decrease) in cash and cash equivalents                       1,566,122       (500,500)

Cash and cash equivalents, at beginning of period                                 122,459        629,508
                                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                   $ 1,688,581    $   129,008
                                                                              ------------   ------------
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                             $     2,238    $       621

Supplemental schedule of noncash investing and financing activities:
   Common stock issued to acquire:
     License rights                                                           $   275,000    $         0
     Subsidiary                                                               $         0    $   592,800
  Retirement of common stock to reduce employee loan                          $    10,000    $         0
  Stock option exercised to retire note payable                               $   193,500    $         0
  Note receivable incurred for stock subcription                              $    50,000    $         0
  Conversion of notes receivable into investment                              $         0    $   132,000
  Capital lease obligation incurred for sales-leaseback assets                $         0    $   121,500


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Circle Group Holdings, Inc. (the "Company" or "Circle Group") operates Fiber Gel Technologies, Inc. ("Fiber Gel"), Z-Amaize Technologies, Inc., Mini-Raman Lidar Technology, The Brave Way Training Systems, Inc., Consulting CGI, and On-Line Bedding Corp. divisions. As part of the transition to the Company's new sales and marketing business model, Circle Group has sought to dispose of certain corporate assets that do not enhance the restructured operations, including, but not limited to, CGI Capital, Inc., its e-finance operating segment and registered broker-dealer, and Veridisc, its software development division.

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2002.

The results for the three and nine months ended September 30, 2003 may not be indicative of results for the year ending December 31, 2003 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Holdings Inc. and its subsidiaries, On-Line Bedding Corporation, PPI Capital Corp., CGI Capital, Inc., CGI Total Media, CGI Worldwide, Veridisc Corporation, Fiber Gel Technologies, Inc. and TheBraveway.com, Inc., after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Stock Based Compensation Plan

The Company issues stock options to its employees and outside directors and provides employees the right to purchase our common stock pursuant to our 2002 Stock Option Plan. The Company accounts for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three and nine months ended September 30, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net loss per share if the Company had accounted for its stock option plan under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148:

                                                       Three months ended          Nine months ended
                                                         September 30,                September 30,
                                                  --------------------------    --------------------------
                                                       2003          2002          2003           2002
                                                       ----          ----          ----           ----
Net (loss), as reported                           $  (957,513)   $  (508,601)   $(1,342,465)   $(2,612,423)

Deduct: Total stock-based employee compensation
expense determined under the fair value of
awards net of tax effects                             (40,791)      (375,641)      (122,372)    (1,126,923)
                                                  -----------    -----------    -----------    -----------
Pro forma net (loss)                              $  (998,304)   $  (884,242)   $(1,464,837)   $(3,739,346)
                                                  -----------    -----------    -----------    -----------
Net (loss) per share:
Basic and diluted, as reported                    $     (0.03)   $     (0.02)   $     (0.05)   $     (0.12)
Basic and diluted, pro forma                      $     (0.04)   $     (0.04)   $     (0.06)   $     (0.18)

NOTE 2 -BUSINESS DISPOSITION AND COMBINATION

Disposition

During the third quarter of 2003, the Company completed the sale of 20% of its ownership in CGI Capital to Rothschild, Owen, Hayes & Partners, Inc. for $15,000 in cash, and expected to sell the remaining 80% by the end of the year, subject to the NASD approval. The Company realized a gain of $8,635 from this transaction.

Acquisition

On August 27, 2002, the Company acquired Fiber-Gel Technologies, Inc. ("Fiber-Gel"), a wholly owned subsidiary of Utek Corporation ("Utek"). Fiber-Gel owns the exclusive, worldwide licensee to Z-Trim, an all natural, corn based, fat replacement developed by the United States Department of Agriculture's
(USDA) Agricultural Research Service. Under the terms of the acquisition, the Company issued 2,800,000 shares of the Company's common stock valued at $504,000 using an average market price of $0.18 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (August 27, 2002). The Company also issued a warrant to Utek to purchase 500,000 shares of the Company's common stock at an exercise price of $0.36 per share within 36 months of the date of acquisition. The warrants were valued at $88,800 calculated using the Black-Scholes option pricing model.

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
                                                        =========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 -BUSINESS DISPOSITION AND COMBINATION (CONTINUED)

The purchase price allocation is as follows:

           Licensing agreement                     $ 50,000
           Goodwill                                 542,800
                                                   --------
             Total purchase price                  $592,800
                                                   ========

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

NOTE 3 - DISCONTINUED OPERATIONS

As discussed in Note 2, the Company had sold 20% of its ownership in CGI Capital and intended to sell the remaining 80% subject to NASD approval. The Company has historically reported CGI Capital and the e-finance business as part of a single significant segment. Accordingly, the Company's consolidated financial statements for all periods presented have been reclassified to reflect CGI Capital and the e-finance business as a discontinued business segment in accordance with SFAS 144.

Summarized selected financial information for the discontinued operations is as follows:

                                       Three Months ended      Nine Months ended
                                          September 30,          September 30,
                                      -------------------   -------------------
                                         2003       2002       2003        2002
                                         ----       ----       ----        ----
Revenue                               $     --   $  5,000   $     --   $  5,000
                                      --------   --------   --------   --------
Net (loss) income (a) (b)             $ (2,538)  $179,215   $ (7,634)  $188,151
Gain on disposal of CGI Capital (a)      8,635         --      8,635         --
                                      --------   --------   --------   --------
Income from discontinued
operations (a)                        $  6,097   $179,215   $  1,001   $188,151
                                      --------   --------   --------   --------

(a) Income (loss) from discontinued operations includes no income tax for all periods presented.
(b) Net income for the three and nine months ended September 30, 2002 included a gain on sale of an investment which was determined to be impaired other than temporary and was written down to zero in 2001, of $179,613.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - INTANGIBLE ASSETS, NET

The following is a summary of intangible assets, net:

                                    Gross
                                   Carrying   Accumulated
                                    Amount    Amortization     Net
                                    ------    ------------     ---
            License Rights to
            Developed Technology   $ 75,000     $     --    $ 75,000
            Website                 200,000       (3,333)    196,667
                                   --------     --------    --------
            Total intangibles      $275,000     $ (3,333)   $271,667
                                   ========     ========    ========

On March 26, 2003, Utek Corporation ("Utek") assigned the Company an exclusive licen se to a chemical detection technology developed by the U.S. Department of Energy's Brookhaven National Laboratory ("Brookhaven") in a stock transaction. Brookhaven Lab's patent-pending technology, known as Mini-Raman Lidar, is a short-range tool to screen unknown chemical, narcotic and hazardous substances without having to come in contact with the substances. Under the assignment, the Company issued 821,429 and 178,571 unregistered shares of the Company's stock to Utek and Brookhaven Lab, respectively, with a total valuation of $75,000.

The acquired license right is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

On July 7, 2003, Utek assigned to the Company an exclusive license to a Nutrition Analysis Tool (NAT) website developed by the Department of Food Science and Human Nutrition at the University of Illinois in a stock transaction. The University of Illinois' NAT website is an interactive, web-based system designed to empower individuals to select a nutrient rich diet. This fully functional nutrient analysis program utilizes the USDA nutrient database, including 6,000 foods as well as information from food companies. The Company looks forward to exploring the potential synergies between NAT and Fiber-Gel. Under the assignment, the Company issued 130,208 and 78,125 unregistered shares of the Company's common stock to Utek and University of Illinois, respectively, with a total valuation of $200,000.

The acquired license right is amortized using the straight-line method over the term of the agreement, which is fifteen years. Amortization of intangibles was $3,333 for the three and nine months ended September 30, 2003. There was no amortization for the three and nine months ended September 30, 2002.

Based on the carrying amount of the intangibles as of September 30, 2003, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

              Years ended December 31,
              ------------------------
              2003 (October 1, 2003 to December 31, 2003)   $  3,334
              2004                                            13,333
              2005                                            13,333
              2006                                            13,333
              2007                                            13,333
              Thereafter                                     140,001
                                                           ----------
              Total amortization                           $ 196,667
                                                           ==========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - EMPLOYEE LOAN

At the end of March 2003, the Company converted an employee advance of $30,840 into a note receivable bearing interest at 4% per annum, compounded annually. The former employee agreed to make monthly payments of $2,000 to be taken from his compensation for remaining as a principal of CGI Capital (the "Broker-Dealer"), until the sale of Broker-Dealer is completed. The employee shall then make monthly payments of $500 until the entire loan amount is paid-off. The employee also agreed to surrender his 20,000 shares of the Company's stock in exchange for a reduction of the note amount by $10,000. As of September 30, 2003, the balance of the note receivable was $11,148.

NOTE 6 - SALE AND LEASEBACK

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, Accounting for Leases. The capitalized cost and accumulated depreciation of the leased back property and equipment at September 30, 2002 was $121,500 and $9,720, respectively. The leases bear interest at an annual percentage rate ranging from 5.4% to 8.0%.

The Company incurred a loss of $16,413 from the disposition:

             Selling price                                   $121,500

             Cost of equipment                   342,171
             Accumulated depreciation           (204,258)
                                                --------
             Book value of equipment                          137,913
                                                             --------
             Loss on disposition of equipment                $(16,413)
                                                             ========


The Company accounts for the disposition in accordance with SFAS 28, Accounting for Sales with Leasebacks, and accordingly, the loss on the sale was recognized in the period of the sale and leaseback.

NOTE 7 - SALE OF IMPAIRED INVESTMENT

During the third quarter of 2002, the Company sold all of the shares of an associated company, which was determined to be impaired other than temporary and was written down to zero in 2001, for $115,600. The Company recognized the total proceeds as a gain.

NOTE 8 - STOCKHOLDERS' EQUITY

Stock Subscriptions

On June 30, 2003, the Company entered into a stock subscription agreement, amended on August 1, 2003, with the Nutmeg Group ("Nutmeg") and agreed to sell
2.6 million shares of common stock with detachable warrants to purchase 2.6 million shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $591,500, net of offering costs of $58,500. Under the agreement, the Company received a 30-day note receivable of $65,000, which bears interest at 4% per annum. As of September 30, 2003, the note balance amounted to $50,000 and was included in equity section as a contra-equity.

As of that date, the Company had received net proceeds of $600,500 from Nutmeg and had issued 300,000 shares of common stocks. The Company expects to issue the balance of the shares in the fourth quarter.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

In March 2003, the Company entered into a stock subscription agreement with Paradigm Group II, LLC ("Paradigm") to conduct a self-underwritten offering of the Company's common stocks with detachable warrants up to $800,000. The number of shares issuable to the holder will equal the amount paid by the holder divided by the lesser of $0.25 or 50% of the closing price on the day of closing, but in no event less than $0.20. One warrant will be issued to the purchaser for every share purchased. Warrants will be exercisable at a price equal to $1.50 and will expire on February 28, 2005. The expiration date will be extended for one year if the closing price on February 28, 2005 is not at least $1.50 and will be extended to February 28, 2007 if the closing price on the extended expiration date is not at least $1.50. The Company agreed to pay Paradigm a 9% compensation of the total amount raised, plus a flat non-accountable expense allowance to cover legal, escrow fees and miscellaneous costs not to exceed $7,500. As of September 30, 2003, the Company had received net proceeds of $437,720 from Paradigm and had issued 142,857 shares of common stocks. The balance of the shares will not be issued until the offering has closed.

Upon signing the subscription agreement, Paradigm issued a note receivable of $150,000 which bears interest at 4% per annum and is due on May 31, 2003. The note was paid in full in the second quarter.

Private Placement Offering

In April 2003, the Company conducted a self-underwritten offering of the Company's common stocks up to $4,000,000. The stock was sold for $0.25 per share with a minimum purchase of 100,000 shares or $25,000 per unit. As of September 30, 2003, the Company sold and issued 520,000 shares and received $130,000 in proceeds under the offering.

Retirement of common stock

During 2003, the Company retired 103,600 shares of common stock and recognized other income of $48,750 from the retirement. 18,600 shares were retired from its former employees due to employment termination; 65,000 shares were retired from a consultant due to service not performed and 20,000 shares were retired to reduce an employee loan of $10,000 as discussed in Note 5.

Subsidiary Stock Transactions

On July 23, 2003, the Board of Directors approved the redemption of all 1,000 shares of Fiber-Gel which was acquired in 2002, and the issuance of twenty million (20,000,000) shares of common stock of Fiber-Gel with a par value of $0.00005 per share. The Board of Directors also approved an increase in the authorized common stock of Fiber Gel to fifty million (50,000,000) shares.

The Company conducted a private placement offering of Fiber-Gel's common stock to raise $5,000,000. The stock was sold for $1 per share with a minimum purchase of 50,000 shares for $50,000 per unit. One warrant to purchase the Company's common stock at an exercise price of $2 per share will be issued to the purchaser for every Fiber-Gel share purchased.

The Company complies with the requirement of SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which requires that the difference between the carrying amount of a parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the sale of subsidiary's stock as equity transactions.

As of September 30, 2003, the Company had sold 950,000 shares of Fiber-Gel's common stock and recorded an additional credit to stockholders' equity in the amount of $950,000.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock warrants

During the reported period, the Company granted warrants to purchase 2,128,460 shares of common stock at exercise prices from a range of $0.05 to $2.30 per share in exchange for investor relations and financial consulting. These services were valued at $504,027 and were amortized over the length of the service. These warrants will expire through September 30, 2006. As of September 30, 2003, the balance of unamortized expenses amounted to $240,842 was included in the equity section as a contra-equity.

The Company also granted 23,460 stock warrants at an exercise price of $0.08 to several stockholders not to sell their free-trading stocks within six months.

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                      Three Months ended              Nine Months ended
                                                         September 30,                   September 30,
                                                ------------------------------    ----------------------------
                                                     2003             2002             2003           2002
                                                     ----             ----             ----           ----
Numerator:
Net (loss) from continuing operations           $   (963,610)   $     (687,816)   $ (1,343,466)   $ (2,800,574)
Net income from discontinued operations                6,097           179,215           1,001         188,151
                                                ------------    --------------    ------------    ------------
Net (loss)                                      $   (957,513)   $     (508,601)   $ (1,342,465)   $ (2,612,423)
                                                ------------    --------------    ------------    ------------
Denominator:
Weighted average number of shares outstanding     27,620,651        22,613,582      25,961,513      20,951,604
                                                ------------    --------------    ------------    ------------
Per share of common stock
Net (loss) from continuing operations           $      (0.03)   $        (0.03)   $      (0.05)   $      (0.13)
Net income from discontinued operations                 0.00              0.01            0.00            0.01
                                                ------------    --------------    ------------    ------------
Net (loss) - basic and diluted                  $      (0.03)   $        (0.02)   $      (0.05)   $      (0.12)
                                                ------------    --------------    ------------    ------------

As the Company incurred a net loss for the three and nine months ended September 30, 2003, the effect of dilutive securities totaling 3,996,348 and 3,781,203 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. There were no dilutive securities for the three and nine months ended September 30, 2002 since all outstanding options and warrants are "out-of-money"; it means their exercise prices are greater than the closing bid price of the Company's stock as of that date.

NOTE 10 - RELATED PARTY TRANSACTION

In August 2003, the Chairman of the Board of Director exercised his 645,000 stock options at $0.30 per share. The total proceed of $193,500 was debited against the note payable and accrued interest owed to the Chairman.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In August 2002, Fiber-Gel entered into a license agreement with USDA for the development and commercialization of Z-Trim in the United States and Canada. Under the agreement, Fiber-Gel will pay USDA an annual license maintenance fee in accordance with the following schedule:

                            Date                            Amount
               ---------------------------                  ------
               March 1, 2003                               $  2,000
               March 1, 2004                               $  5,000
               March 1, 2005                               $  7,500
               March 1, 2006                               $  7,500
               March 1, 2007 and thereafter                $ 10,000

NOTE 12 - GUARANTEES

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2003.

In general, the Company offers a one-year warranty for most of the products it sells. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 13 - SEGMENT INFORMATION

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION (CONTINUED)

The Company reviews the operating companies' income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company's results by operating segment is as follows:

                                        Three Months ended             Nine Months ended
                                           September 30,                 September 30,
                                    --------------------------    --------------------------
                                         2003          2002            2003           2002
                                         ----          ----            ----           ----
Net Revenue:
 Food Product Development            $        --    $        --    $        --    $        --
 Security Training and Products              995             --         16,364             --
 E-tailer                                127,395        158,544        453,788        407,094
 Business Consulting                       2,393         24,000         60,720         58,349
                                     -----------    -----------    -----------    -----------
Total Net Revenue                    $   130,783    $   182,544    $   530,872    $   465,443
                                     -----------    -----------    -----------    -----------
Operating Income (Loss):
 Food Product Development            $   (58,186)   $   (50,000)   $  (125,677)   $   (50,000)
 Security Training and Products           (5,181)            --          7,380             --
 E-tailer                                 31,706          1,908         32,838         (9,026)
 Business Consulting                    (925,445)      (766,685)    (1,488,277)    (2,771,815)
                                     -----------    -----------    -----------    -----------
Operating income (loss)              $  (957,106)   $  (814,777)   $(1,573,736)   $(2,830,841)
                                     -----------    -----------    -----------    -----------
Net Income(Loss) before tax:
 Food Product Development            $   (58,186)   $   (50,000)   $  (125,677)   $   (50,000)
 Security Training and Products           (5,181)            --          7,380             --
 E-tailer                                 37,078          1,960         15,603         (7,512)
 Business Consulting                    (936,441)      (638,897)    (1,238,136)    (2,641,934)
                                     -----------    -----------    -----------    -----------
Net (loss) by reportable segments    $  (962,730)   $  (686,937)   $(1,340,830)   $(2,699,446)
All other net income (loss)                5,217        178,336         (1,635)        87,023
                                     -----------    -----------    -----------    -----------
Consolidated net loss before Tax     $  (957,513)   $  (508,601)   $(1,342,465)   $(2,612,423)
                                     -----------    -----------    -----------    -----------

                                                   September 30,
                                             -----------------------
            Total Assets:                        2003        2002
            -------------                        ----        ----
            Food Product Development         $       --   $       --
            Security Training and Products        7,031           --
            E-tailer                            158,683      217,753
            Business Consulting               2,632,682      916,519
                                             ----------   ----------
                                              2,798,396    1,134,272
            All other segments                   34,145      542,800
                                             ----------   ----------
            Consolidated assets              $2,832,541   $1,677,072
                                             ----------   ----------

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENT

On October 28, 2003, the Company signed a $20 million ($20,000,000) financing arrangement with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the equity line financing, the Company will have the right, at its sole option, over the next 24 months to require Dutchess to purchase shares of the Company's common stock at specified amounts and prices. Dutchess will register the shares purchased for resale. The Company will use a portion of the proceeds to market the Z-Trim developed by Fiber-Gel as well as to develop other emerging technologies.

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


SUMMARY OF FINANCIAL RESULTS

As a result of additional funds raised by the Company and Fiber Gel, and of an acquisition of a license right in equity, total assets increased by 50% to $2,832,541 at September 30, 2003 from $1,423,157 at June 30, 2003 and they also increased by 62% over $1,065,692 at December 31, 2002.

Total equity increased by approximately $2,236,562 to $2,549,030 at September 30, 2003, from $312,468 at December 31, 2002. The increase in equity was primarily as a result of the sale of common stock by the Company and Fiber Gel which raised, in the aggregate, $2,287,907.


RESULTS OF OPERATIONS

NINE MONTHS ENDING SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2002

Revenues

Revenues of $530,962 for the nine month period ending September 30, 2003 represented an 11% increase over the nine month period results of $471,253 ending September 30, 2002.

The following table provides a breakdown of the revenues for our divisions for the periods indicated:

RESULTS OF OPERATIONS

NINE MONTHS ENDING SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2002

Revenues

Revenues of $530,962 for the nine month period ending September 30, 2003 represented an 11% increase over the nine month period results of $471,253 ending September 30, 2002.

The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                             Nine months ended September 30,
                                 2003              2002
                              ---------------------------
            Products          $453,982           $407,904
            Services            76,980             63,349
                              ---------------------------
            Total revenues    $530,962           $471,253
                              ===========================


Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased 7% to $1,514,863 for the nine months ended September 30, 2003 from $1,626,571 for the nine months ended September 30, 2002.

Other income

Total other income for the nine months ended September 30, 2003 was $241,544. Other income included $155,554 in gain on sale of long-lived assets. Total other income was $329,896 for the comparable period in fiscal 2002. This included $314,538 in realized gain on securities.

Net loss

The Company reported a net loss of $1,342,464 for the nine month period ending September 30, 2003, or $0.05 net loss per share or a 95% improvement from the $2,612,423 or $0.12 per share net loss for the nine month period ending September 30, 2002. This was due to improved expense reduction and additional other income on the sale of assets.

THREE MONTHS ENDING SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 2002

Revenues

Revenues for the three months ending September 30, 2003 of $130,783 were 43% lower than the $187,544 from the same period a year earlier.

The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                   Three months ended September 30,
                                       2003              2002
                                    ---------------------------
           Products                 $ 127,395         $ 158,544
           Services                     3,388            29,000
                                    ----------------------------
           Total revenues           $ 130,783         $ 187,544
                                    ============================

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased 48% to $917,685 for the three months ended September 30, 2003 from $479,730 for the three months ended September 30, 2002. This was due to an increase in investor relation expenses of $593,482.

Other income

Total other income for the three months ended September 30, 2003 was $2,387 in deficit. Other income included $8,635 in gain on sale of subsidiary, net of interest expense of $23,705. Total other income was $307,537 for the comparable period in fiscal 2002. This included $317,704 in realized gain on securities.

Net loss

The Company reported a net loss for the third quarter 2003 of $957,511 or $0.03 per share, a 47% increase from the net loss of $508,602 or $0.02 per share for the third quarter of 2002. This was due to the increase in investor relation expenses of $593,482 in third quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had cash and cash equivalents of $1,688,581, compared to $129,008 at September 30, 2002 and $422,893 at June 30, 2003.

Net cash used by operating activities was $844,496 for the nine months ended September 30, 2003 as compared to net cash used by operating activities of $1,642,637 for the nine months ended September 30, 2002 and $420,552 at June 30, 2003.

Net cash provided by investing activities was $150,572 for the nine months ended September 30, 2003, as compared to net cash provided by investing activities of $597,949 for the nine months ended September 30, 2002 and $134,710 at June 30, 2003.

Net cash provided by financing activities was $2,260,046 for the nine months ended September 30, 2003 as compared to net cash provided by financing activities of $544,188 for the nine months ended September 30, 2002 and $586,266 at June 30, 2003.

We have primarily funded our operations through the sale of our common stock. The Company has generated approximately $1,229,220 in additional operating capital through sales of its common stock in a private placement offering during the first nine months 2003, and $950,000 through sales of subsidiary common stock. In addition, we sold one of our trademarks during the second quarter generating additional operating capital of $150,000.

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

SPECIAL CAPITAL CONSIDERATIONS OF CGI CAPITAL

CGI Capital, a majority-owned subsidiary of Circle Group is partly owned by Mr. Dennis Hayes and his partners. As a registered broker-dealer, it must follow the SEC's Uniform Net Capital Rule, Rule 15c3-1, which is designed to measure the financial integrity and liquidity of a broker-dealer, and the minimum net capital deemed necessary to meet its commitments to its customers. Rule 15c3-1 provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items as calculated by the rule. As of this date, CGI Capital is required to maintain a minimum net capital of $5,000. As of September 30, 2003, it had net capital of $6,128. The minimum net capital required is based upon the nature of CGI Capital's broker-dealer business. If CGI Capital remains principally engaged in the offer and sale of private placement securities, then its net capital requirement remains at $5,000.


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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2003, the Company completed private placements of its common stocks to individual accredited investors. As of September 30, 2003, the Company received net proceeds of $[362,720] and issued [442,857] shares of common stock and warrants. The Company paid $[25,895] to its placement agent in connection with the sales plus a flat non-accountable expense allowance not to exceed $7,500. All of the shares were sold in reliance upon the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company intends to use the proceeds for working capital.

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

              10.15 Assignment of License Agreement Between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003*

              10.16 Assignment of License Agreement Between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003*

               31.1 Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

               31.2 Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

               32.1 Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

               32.2 Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
---------------------
* Filed herewith.

                (b) REPORTS ON FORM 8-K

                         NONE.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)
Date:  November 12, 2003
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer