Form 10QSB/A
period 2003-09-30
CIRCLE GROUP HOLDINGS INC
filed 2003-11-17
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                  FORM 10-QSB/A

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


SUMMARY OF FINANCIAL RESULTS

During the three month period ending September 30, 2003, our total assets increased by 50% to $2,832,541 from $1,423,158 at June 30, 2003, and during the nine month period ending September 30, 2003, our total assets increased by 62% from $1,065,691 at December 31, 2002. The increase is a result of additional funds raised by the Company and Fiber-Gel, and of acquisitions of license rights in equity transactions.

During the three month period ending September 30, 2003, our total equity increased by $1,704,142 to $2,549,030 from $844,888 at June 30, 2003, and during the nine month period ending September 30, 2003, our total equity increased by $2,236,563 from $312,467 at December 31, 2002. The increase in equity was primarily comprised of the sale of common stock by the Company and Fiber-Gel which raised $1,678,831 during the third quarter 2003 and $2,287,907 during the nine months ended September 30, 2003.

RESULTS OF OPERATIONS

NINE MONTHS ENDING SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2002

Revenues

Revenues of $530,872 for the nine month period ending September 30, 2003 represented a 12% increase over the nine month period results of $465,443 ending September 30, 2002.

The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                 Nine months ended September 30,
                                   2003                  2002
                                 -------------------------------
              Products           $ 453,892            $ 407,094
              Services              76,980               58,349
                                 -------------------------------

              Total revenues     $ 530,872            $ 465,443
                                 ===============================
Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased 14% to $1,507,226 for the nine months ended September 30, 2003 from $1,754,366 for the nine months ended September 30, 2002.

Other income

Total other income for the nine months ended September 30, 2003 was $232,906. Other income included $155,554 in gain on sale of long-lived assets. Total other income was $131,395 for the comparable period in fiscal 2002. This included $134,925 in realized gain on securities.

Net loss

The Company reported a net loss of $1,342,465 for the nine month period ending September 30, 2003, or $0.05 net loss per share or a 95% improvement from the $2,612,423 or $0.12 per share net loss for the nine month period ending September 30, 2002. This was due to improved expense reduction and additional other income on the sale of assets.

THREE MONTHS ENDING SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 2002

Revenues

Revenues for the three months ending September 30, 2003 of $130,783 were 28% lower than the $182,544 from the same period a year earlier.

The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                 Three months ended September 30,
                                      2003                2002
                                 --------------------------------
               Products            $ 127,395            $ 158,544
               Services                3,388               24,000
                                 --------------------------------
                Total revenues     $ 130,783            $ 182,544
                                 ================================

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased 75% to $915,146 for the three months ended September 30, 2003 from $524,247 for the three months ended September 30, 2002. This was due to the increase in investor relation expenses of $593,482.

Other income

Total other income for the three months ended September 30, 2003 was $11,024 in deficit. Other income included $8,635 in gain on sale of subsidiary, net of interest expense of $23,705. Total other income was $127,840 for the comparable period in fiscal 2002. This included $138,091 in realized gain on securities, net of loss on sale of assets of $16,413.

Net loss

The Company reported a net loss for the third quarter 2003 of $957,513 or $0.03 per share, a 47% increase from the net loss of $508,601 or $0.02 per share for the third quarter of 2002. This was due to the increase in investor relation expenses of $593,482 in third quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had cash and cash equivalents of $1,688,581, compared to $129,008 at September 30, 2002 and $422,883 at June 30, 2003.

Net cash used by operating activities was $844,496 for the nine months ended September 30, 2003 as compared to net cash used by operating activities of $1,642,637 for the nine months ended September 30, 2002. Net cash used by operating activities was $423,944 for the three months ended September 30, 2003 as compared to $496,686 for the same period a year earlier.

Net cash provided by investing activities was $150,572 for the nine months ended September 30, 2003, as compared to net cash provided by investing activities of $597,949 for the nine months ended September 30, 2002. Net cash provided by investing activities was $15,862 for the three months ended September 30, 2003 as compared to $437,542 for the same period a year earlier.

Net cash provided by financing activities was $2,260,046 for the nine months ended September 30, 2003 as compared to net cash provided by financing activities of $544,188 for the nine months ended September 30, 2002. Net cash provided financing activities was $1,673,780 for the three months ended September 30, 2003 as compared to $127,938 for the same period a year earlier.

We have primarily funded our operations through the sale of our common stock. The Company has generated approximately $1,229,220 in additional operating capital through sales of its common stock in a private placement offering during the first nine months 2003, and $950,000 through sales of subsidiary common stock. In addition, we sold a trademark over the second quarter generating additional operating capital of $150,000.


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