Form 10KSB
period 2003-12-31
CIRCLE GROUP HOLDINGS INC
filed 2004-03-01
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   X     OF 1934
--------

                  For the fiscal year ended December 31, 2003

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
--------

                        COMMISSION FILE NUMBER: 000-27841

                           CIRCLE GROUP HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

                      ILLINOIS                                  36-4197173
(State or Other Jurisdiction of Identification No.)         (I.R.S. Employer)

           1011 CAMPUS DRIVE                             (847) 549-6002
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

Yes    X        No
   ---------      --------


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year were:
$742,442.42.

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer as of December 31, 2003 was $22,351,503. These aggregate market values are estimated solely for purposes of this report and are based on the closing price for the issuer's Common Stock, $.00005 par value on December 31, 2003, as reported on the Over-the-Counter Bulletin Board. For the purpose of this report, it has been assumed that all officers and directors of the issuer, as well as all stockholders holding 10% or more of the issuer's stock, are affiliates of the issuer. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

         The number of shares of the registrant's Common Stock outstanding as of December 31, 2003 was 30,872,252.

         Transitional Small Business Disclosure Format:

Yes   X         No
   --------       --------

                                     PART I

         The Issuer has elected to follow Form 10-KSB, Transitional Small Business Disclosure Format, Disclosure Alternative 2.

ITEM 6.  DESCRIPTION OF BUSINESS.

GENERAL

         Circle Group Holdings, Inc. ("Circle Group", the "Company", "we", "us", "our") is a pioneer of emerging technology companies. We provide small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

         Circle Group was formed by Gregory J. Halpern, its Chairman and Chief Executive Officer, as an Illinois corporation in May 1994 under the original name, Circle Group Entertainment Ltd. In 1997, The Company changed its name to Circle Group Internet, Inc., and in 2002, it changed its name to Circle Group Holdings, Inc. The Company had no business operations except for research and development activities between May 1994 and January 1997. Since then, the Company has participated in several public and private offerings and has expanded its business. In 2002, the Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailor and acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement.

         Circle Group operates through its FiberGel, Mini-Raman Lidar Technology, ThraxVac Technology, The Brave Way Training Systems, Inc., Consulting CGI, On-Line Bedding Corp., and Z-Amaize Technologies, Inc. divisions.

FIBERGEL TECHNOLOGIES, INC.

         The Company acquired FiberGel, formerly a wholly-owned subsidiary of Utek Corporation ("Utek"), on August 27, 2002. Under the terms of the acquisition, the Company issued 2,800,000 shares of its Common Stock to Utek valued at $504,000 using an average market price of $0.18 per share. The Company also issued a warrant to Utek to purchase 500,000 shares of the Common Stock at an exercise price of $0.36 per share within 36 months of the date of acquisition. The warrants were valued at $88,800 calculated using the Black-Scholes option pricing model.

         FiberGel Technologies is currently the primary focus of the Company. FiberGel owns the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, corn-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture "USDA". Z-Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods. The target markets for Z-Trim include: dairy (cheeses, dips, spreads) baked goods & confectionary (breads, cookies, candies, cakes, pies), cereals, pasta, snack foods (chips, crackers, energy bars), meats (burgers, lunch meats, deli meats, sausages, hot dogs, fish dogs), beverages (energy drinks, shakes, beers, weight loss drinks), face and hand lotions.

         The Company successfully completed its Z-Trim prototype manufacturing optimization program with achievements in two major areas by developing a wider range of fiber based product formats and additional intellectual property -- including gel, emulsion and powder for its corn based Z-Trim functional fat substitute as well as the same array of formats for an important new Z-Trim fat replacement product directed to manufacturers of oat-based goods.

         FiberGel has been responding to industry inquiries and initiated exclusive partnership discussions with major domestic and international companies representing several food applications. As a result of new Z-Trim product developments presented by the Company's technology team, led by Triveni
P. Shukla,

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

         These expanded product lines allow FiberGel to take their commercial fat substitute technology to a much wider corporate community. FiberGel is providing potential domestic and international marketing partners with product samples of Z-Trim and research consultation along with limited exclusivity within their market specific segments.

         In addition to the Company's existing patent protection rights, it has applied globally for 19 new application patents and 7 new process patents on its Z-Trim product line. The Company also maintains a thorough Trade Secret portfolio on its manufacturing process.

         The Company has received over 300 inquiries since September 2002 relating to the manufacture, food processing, distribution and sale of FiberGel's primary product Z-Trim, which the Company has the right to produce pursuant to an exclusive license from the USDA. FiberGel has entered into non-disclosure agreements, sample agreements, and discussions with many food industry companies to pursue potential opportunities for Z-Trim. FiberGel has been shipping Z-Trim samples to many of these companies since July 2003.

         The Company has entered into an agreement with Nestle for its Z-Trim product. The Company entered into a market development agreement with Swiss based conglomerate DKSH which will assemble the Z-Trim marketing plan for Europe and Asia and then begin marketing FiberGel products under exclusive limited territorial rights in certain European countries in 2004.

         FiberGel currently has sample agreements and product testing with many companies including, among others, Land O Lakes, J. M. Smucker, Kelloggs, General Mills, Hershey Foods, McKee Foods, Heinz Iberica, Kerry Specialty Ingredients, Ener-G Foods, Aurora Foods, Redi-Serve Foods, Wilbur Chocolate-Cargill, Sees Candies, Barilla, Davisco, and Dole.

         FiberGel began selling Z-Trim, directly to consumers for use in home cooking so they could create healthier fiber enriched meals at home and replace up to 50% of the excess fat in most foods without sacrificing the taste and texture they currently enjoy. Consumers can order a the 4 ounce size which makes five pounds of FiberGel and comes with a 28-recipe cookbook, and a 16-minute DVD Z-Trim cooking class. Additionally, FiberGel and The Cookie Garden, a gourmet cookie manufacturing company, have released a new line of reduced-fat gourmet cookies made with Z-Trim.

         FiberGel is planning to expand from its current contract manufacturing facility to acquire its own wholly owned plant and equipment in spring 2004. The Company is planning to launch a direct response campaign to the retail market using commercial television by May 2004.

NAT TOOLS FOR GOOD HEALTH

         The Company acquired the worldwide exclusive license to the NAT Web, the Nutrition Analysis Tool ("NAT") website developed by the Department of Food Science and Human Nutrition at the University of Illinois. The University of Illinois' NAT website is an interactive, web-based system designed to empower individuals to select a nutrient-rich diet. This fully functional nutrient analysis program utilizes the USDA nutrient database, including over 6,000 foods as well as information from food companies. NAT provides information on the relative composition of food and could aid consumers in their quest to achieve or maintain good health via nutritious eating.

         Pioneered and developed by Dr. James Painter at the University of Illinois in 1995, and a winner of several awards, the Nutritional Analysis Tools and System ("NATS") is based upon the behavioral scientific discoveries that keeping track daily of what we eat, plus how many calories we burn through fitness activities, are among the most critical components in achieving and sustaining long-term successful weight loss and health management. Using data provided by the USDA, and most brand name food companies, NAT'S users can keep track every day of the foods, calories, fats, proteins, carbohydrates and other nutrients they consume. New members can join MYNATS for free and save all their menus on the NATS database. Non-members can use NATS 2.0 to save all their data to their own computers for free offline reference. NATS users can calculate calories burned during the day. The web site provides visitors the ability to enter a certain activity and the amount of calories they wish to burn, and then calculates how long the given activity needs to be done. Visitors can also enter how long they did an activity and the web site calculates how many calories they burned or which activities a person can do to burn a certain amount of calories in a given length of time.

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

         NATS Web site has been re-engineered by the Company and is now available to the commercial marketplace to act as a conduit for providing information about Z-Trim and other compatible products the Company has or will launch in the future to its users. NATS has as many as two million monthly consumer visits from 92 countries and, out of more than one million web pages, appears in the first four relevancy positions in most search engines including Google.com under the popular keywords "nutritional analysis" and "diet analysis".

Z-AMAIZE TECHNOLOGIES, INC.

          The Company recently established Z-Amaize Technologies,
Inc.("Z-Amaize") as a wholly owned subsidiary, to market a new line of Z-Bind industrial adhesive products for the plywood manufacturing industry.

         Z-Bind is an adhesive extending component that emerged from research performed by the FiberGel product development group. In their research for Z-Trim functional fat substitutes the group identified a number of co-products which were derived from corn-based raw materials. It was discovered that every pound of Z-Trim that the Company manufactures produces 13 gallons of waste which can be used in Z-bind. Rather than discarding this waste, the Company is focusing on opportunities for maximizing their value in the marketplace.

         The domestic plywood industry uses 1.2 million metric tons of resin solids per year worth approximately $10 billion. The softwood plywood sector uses 0.6 billion Kg of phenol formaldehyde resin solids and Canadian usage is
0.4 billion Kg. Because of significant cost pressure from the U.S. Environmental Protection Agency ("EPA") emission regulations regarding manufacture of such adhesives,

Z-Bind products represent an affordable alternative to plywood manufacturers seeking superior and environmentally friendlier adhesives. The Company's goal is to develop additional profit centers that provide a steady stream of income from the Company's core Z-Trim manufacturing process.

         Z-Amaize is devoted to serving a significant industry with better and more affordable adhesive solutions. Soft wood resin glues, used in plywood, chipboard and fiberboard, are already being extended with soy bean protein, casein, starch, oil cakes, corn flour, corn gluten protein, many seed gums and wheat flour for softening, filling, viscosity control and EPA compliance. Z-Bind has lignin from corn bran in addition to soluble fiber glue. It is compatible with lignin and tannin modified glues. The potential resin solids market that consumes adhesive extenders is approximately 352 million pounds.

         The Company has successfully tested Z-Bind at Forintek and is talking to several large companies regarding the purchasing of the Company's Z-Bind waste stream.

MINI-RAMAN LIDAR

         The Company has also acquired the worldwide rights to all fields of use for the Mini-Raman Lidar technology. The Mini-Raman Lidar system was patented and developed by the U.S. Department of Energy at Brookhaven National Laboratory. It is a short-range tool to screen unknown biological, chemical, narcotic and hazardous substances without having to come in contact with them. When commercially developed, this tool will give first responders the ability to detect substances on surfaces as well as in bulk quantity from a distance of three to fifteen feet. The Mini-Raman Lidar is a standoff technology that, unlike other typical devices, does not require physical collection of toxic materials to identify their composition.

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

BRAVE WAY TRAINING SYSTEMS

         The Brave Way Training Systems, a wholly owned subsidiary of the Company, is a security training and product company. The Brave Way offers proven, highly effective, low-cost self-defense courses and videos with a uniquely targeted curriculum focusing on personal safety and self-defense including rape prevention. Courses are offered for police officers and security personnel through The Brave Way's state certified law enforcement training for students and teachers, individuals, Airline Personnel, Hospital personnel, through park districts, clubs, churches and other organizations as well as corporations. The Brave Way instructors have multiple backgrounds and experience in martial arts, security, self-defense, and military.

ON-LINE BEDDING CORP.

         On-Line Bedding Corp. ("On-Line Bedding"), a wholly-owned subsidiary of the Company, founded in 1981, is a distributor of pillows, blankets and other bedding products to airlines, hospitals, government, and other commercial and institutional customers. On-Line Bedding subcontracts the production of pillows, blankets and other bedding products to manufacturers. On-Line Bedding's customers include hospitals, nursing homes, hotels and motels, and transportation-based companies such as airlines, railroads and motor coach companies. On-Line Bedding purchases its raw materials from various suppliers, and contracts production of its airline pillows and blankets with third party manufacturers. It maintains several sources for its products and has never experienced any difficulty in obtaining raw materials. It warehouses a limited inventory, and drop ships its products from manufacturers or wholesale suppliers in multiple locations throughout the United States to reduce freight costs for its customers. On-Line Bedding's primary accounts include AMTRAK, as well as certain domestic and international airlines. On-Line Bedding is on an electronic invoice system with the United States military for a specialty pillow, which has been regularly purchased by the U.S. Armed Forces. On-Line Bedding is also an authorized pillow and related product vendor for a hospital purchasing group of over 500 members in eight states.

PRINCIPAL PRODUCTS AND SERVICES

         Z-Trim is currently our principal product. As more fully described above, the Company, through FiberGel, owns the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, corn-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture "USDA". Z-Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods.

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company estimates that it spent $191,000 and $26,000 on research and development activities for fiscal years 2003 and 2002, respectively.

EMPLOYEES AND LABOR RELATIONS

         As of December 31, 2003 we employed ten persons full time and one person part-time. While the Company believes that this staffing level will be sufficient to manage the Company and carry on its business as currently conducted, we may need to increase staffing to meet future operational requirements. None of our employees are represented by a labor union and we are not governed by any collective bargaining agreements. We believe that relations with our employees are good.

COMPETITION

         Although we compete with other food specialty firms providing products in the same ingredient category we believe that Z-Trim represents a better, more comprehensive fat replacement solution than those of other companies.

MARKETING

         Our fundamental marketing strategy is to focus on several core target markets based on the wide array of current industry inquiries we have already received in the dairy, bakery, cereal, confectionary, processed meats, snack foods, and beverages industries. In our e-tailer division we have no on-going marketing campaign and all current business is generated from existing relationships and word of mouth referrals.

OPERATING SEGMENTS

         Circle Group Holdings, Inc. operates three reportable segments, food product development, defense product development, and e-tailer. FiberGel, and Z-Amaize make up the food product development segment, Mini-Raman Lidar Technology, ThraxVac Technology, and The Brave Way Training Systems Inc. make up the defense product development segment, and On-Line Bedding makes up the e-tailer segment. Circle Group provides business-consulting services for the Company's subsidiaries.

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

         For financial data on these reportable segments, you should refer to the Consolidated Financial Statements and the notes thereto.

RISK FACTORS

         The following risks are material risks that we face. If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

         WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS. We reported a net loss of $3,188,690 for the twelve months ending December 31, 2003 and a net loss of $3,587,684 for the twelve months ending December 31, 2002. At December 31, 2003 and 2002, respectively, we reported accumulated deficits of $20,082,234 and $16,484,550. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

         OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT. We have not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z-Trim, our fat replacement product. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of health care to drive demand for Z-Trim in the marketplace.

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

         OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE
OF OUR COMMON STOCK. Ownership of Circle Group is concentrated in management. Gregory J. Halpern, our Chairman and Chief Executive Officer, owns 42.0% of the Company's Common Stock and all of the directors and officers collectively own 49.3%. Holders of our Common Stock can be out-voted by management in most circumstances and thereby management can control the composition of the board of directors and the policies of Circle Group.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are principally contained in the section entitled "Description of Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

         o        Our product development efforts;

         o        The commercialization of our products;

         o        Anticipated operating losses and capital expenditures;

         o        Our estimates regarding our needs for additional financing;

         o        Our estimates for future revenues and profitability; and

         o Sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of our product candidates, and the continued viability and duration of those agreements and efforts.

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

ITEM 7.  DESCRIPTION OF PROPERTY.

         Circle Group is headquartered in approximately 22,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $11,880 per month pursuant to non-cancelable operating leases that expire in 2004. All subsidiaries and divisions of the Company are operated out of this space.

ITEM 8.         DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

        AGE                  NAME                                           POSITION
        ---          --------------------              ----------------------------------------------------
        45           Gregory J. Halpern                Chief Executive Officer and Chairman of the Board of
                                                       Directors

        51           Michael J. Theriault              Chief Operating Officer

        53           Dana L. Dabney                    Director, Secretary and Chief Financial Officer

        74           Edward L. Halpern                 Director

        51           Steve H. Salgan                   Director

        51           Stanford J. Levin                 Director

        54           Alan G. Orlowsky                  Director

         GREGORY J. HALPERN. Since founding Circle Group in 1994, Mr. Halpern has served as its Chairman and Chief Executive Officer. From May 1994 until March 1999, Mr. Halpern also served as Circle Group's President. Mr. Halpern has over 20 years of experience in computer programming and pioneering emerging technologies. In 1983, Mr. Halpern developed a computer-animated imaging application to stimulate the immune system for treatment of chronic illness and founded Health Imaging Corporation to distribute the application to the healthcare delivery market. In 1984, he developed and patented a technique for using electronic stimulation to stop pain and founded Pain Prevention, Inc. to market the technology as an electronic anesthesia for the dental healthcare community. Mr. Halpern has served as an officer and director of PPI Capital since its inception in 1984. Mr. Halpern also served as an officer and director of PPI Capital Group, Inc., a Utah corporation of which he was a principal shareholder, from 1989 to May 1998. Gregory J. Halpern is the son of Edward L. Halpern.

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

         DANA L. DABNEY. Mr. Dabney has been a member of the board of directors of Circle Group and has held various offices, including vice president of sales and marketing and secretary, since January 1997. Currently Mr. Dabney serves as the Company's Chief Financial Officer. During the first two years of development of Circle Group, Mr. Dabney was also employed as a mortgage broker. From 1994 until December 1997, Mr. Dabney was employed by State Financial Bank in Richmond, Illinois, and from January 1998 until December 1998 he was employed by Mortgage Market Corporation in Illinois.

         EDWARD L. HALPERN. Mr. Halpern has been a director of the Company since March 1999 and was our Chief Operating Officer from January 1999 until March 1999. Mr. Halpern founded On-Line Bedding in 1981 and served as its President, Chief Executive Officer and sole director until it was acquired by Circle Group in January 1999. Mr. Halpern has continued his duties with On-Line Bedding since Circle Group acquired it. Edward L. Halpern is the father of Gregory J. Halpern.

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

         ALAN G. ORLOWSKY, J.D., C.P.A. is the president of A.G Orlowsky, Ltd, a law firm established in 1980,specializing in tax, financial, and estate planning services. Alan worked for the I.R.S. and Deloitte & Touche as a tax professional and he taught Accounting, Taxation, and Business Law at Northeastern Illinois University School of Business and Loyola University of Chicago School of Business.

         The term of office of each director expires at each annual meeting of stockholders and upon the election and qualification of his successor. There are no arrangements with any director or officer regarding any election or appointment to any office of Circle Group. Other than the father-son relationship between Edward L. Halpern and Gregory J. Halpern described above, there is no family relationship between any director or executive officer of Circle Group.

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS.

         The following table sets forth the aggregate remuneration of each of the three highest paid persons who are officers or directors as a group of Circle Group during the last fiscal year:

    NAME OF                  CAPACITIES IN WHICH                   AGGREGATE
  INDIVIDUAL                 REMUNERATION WAS                     REMUNERATION
                             RECEIVED
--------------------         -------------------                  ------------
Edward L. Halpern            Director                             $120,000.00


Michael J. Theriault         Chief Operating                      $ 50,000.00
                             Officer


Dana L. Dabney               Chief Financial                      $ 34,000.00
                             Officer


         The table above includes all cash remuneration during the last fiscal year and is presented on an accrual basis. There are currently no employment agreements between the officers and the company.

2002 STOCK INCENTIVE PLAN

         The Company has an incentive stock option plan, whereby options to purchase Common Stock are available for grant to the Company's stockholders and its employees, directors and other service providers. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best-available persons. This Plan is a continuation, and amendment and restatement, of the Circle Group Internet, Inc. 1999 Stock Option Plan, the provisions of which shall continue to control with respect to any options outstanding thereunder that are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code to the extent necessary to preserve such status.

         The Plan permits the granting of stock options (including incentive stock options qualifying under Code section 422 and nonqualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing. The Plan is administered by the Board or by such committee or committees as may be appointed by the Board from time to time (the Board, committee or committees hereinafter referred to as the "Administrator").

         Subject to adjustments as provided in Section 7(d) of the Plan, the shares of Common Stock that may be issued with respect to Awards granted under the Plan shall not exceed an aggregate of 2,060,000 shares of Common Stock. The Company shall reserve such number of shares for Awards under the Plan, subject to adjustments as provided in Section 7(d) of the Plan. If any Award, or portion of an Award, under the Plan expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares, or if any shares of Common Stock are surrendered to the Company in connection with any Award (whether or not such surrendered shares were acquired pursuant to any Award), or if any shares are withheld by the Company, the shares subject to such Award and the surrendered and withheld shares shall thereafter be available for further Awards under the Plan; provided, however, that any such shares that are surrendered to or withheld by the Company in connection with any Award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Code section 422.

ITEM 10           SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         The following table sets forth information as to the record ownership of our Common Stock, as of February 26, 2004, by all of the officers and directors as a group and each person who owns more than 10% or more of our Common Stock:

NAME OF OWNER               ADDRESS                           AMOUNT OWNED                % OF CLASS
----------------------------------------------------------------------------------------------------
Gregory J. Halpern           1011 Campus Drive                 13,899,200                    42.0%
                             Mundelein, IL 60060
----------------------------------------------------------------------------------------------------
Edward L. Halpern            1011 Campus Drive                   800,000                       *
                             Mundelein, IL 60060
----------------------------------------------------------------------------------------------------
All of the officers and      1011 Campus Drive                 16,330,950                    49.3%
directors as a group (7      Mundelein, IL 60060
persons)
----------------------------------------------------------------------------------------------------

*owns less than 10%

         The following table sets forth the information as to options, warrants and other rights held as of February 26, 2004, to purchase our Common Stock:

                                            TITLE AND AMOUNT
                                          OF SECURITIES CALLED
                                            FOR  BY OPTIONS,
 NAME OF HOLDER                            WARRANTS OR RIGHTS                EXERCISE PRICE PER SHARE
--------------------                      --------------------            ------------------------------
Gregory J. Halpern                                 225,000                30,000 at $0.30 and 195,000 at
                                                                          $1.25
Edward L. Halpern                                  145,000                95,000 at $0.30 and 50,000 at
                                                                          $1.25
Michael J. Theirault                               390,000                80,000 at $0.05 and 185,000 at
                                                                          $0.030 and 125,000 at $1.25
Dana L. Dabney                                     260,000                70,000 at $0.05 and 90,000 at
                                                                          $0.030 and 100,000 at $1.25
All of the officers and directors                 1,330,000               Range from $0.05 - $2.30
as a group (7 persons)


ITEM 11           INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         On August 2, 2002 and November 7, 2002, the Company borrowed $149,000 and $70,000, respectively, from Gregory J. Halpern, the Chairman of the Board of Directors, and signed two promissory notes in favor of Gregory J. Halpern in return. The notes were payable upon demand and provided for interest to be paid monthly at the rate of 5% per annum.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock, as quoted for trading on the Over-the-Counter Bulletin Board under the symbol "CRGQ." Our Common Stock began trading on the OTCBB in the second quarter of 2002. The last reported sale price of our Common Stock on December 31, 2003 was $2.08 per share. As our Common Stock is traded in the over-the-counter market, the prices set forth in the below table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2002                                             High                    Low
----                                             ----                    ----
1st Quarter                                        *                       *
2nd Quarter                                      0.75                    0.30
3rd Quarter                                      0.75                    0.10
4th Quarter                                      0.14                    0.03

2003                                             High                    Low
----                                             ----                    ----
1st Quarter                                      0.51                    0.05
2nd Quarter                                      1.17                    0.48
3rd Quarter                                      3.55                    0.75
4th Quarter                                      2.75                    1.80

2004
----
1st Quarter (through February 20, 2004)          8.92                    1.90

---------------------
*Not traded

           As of February 19, 2004, there were 2,675 record holders of the Common Stock. Circle Group has never paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                NUMBER OF SHARES
                                                                                               REMAINING AVAILABLE
                                                                        WEIGHTED-AVERAGE       FOR FUTURE ISSUANCE
                                                                        EXERCISE PRICE OF         UNDER EQUITY
                                              NUMBER OF SHARES TO BE      OUTSTANDING         COMPENSATION PLANS
                                             ISSUED UPON EXERCISE OF        OPTIONS,          (EXCLUDING SECURITIES
                                               OUTSTANDING OPTIONS,       WARRANTS AND          REFLECTED IN 1ST
               PLAN CATEGORY                   WARRANTS AND RIGHTS           RIGHTS                  COLUMN)
----------------------------------------     -----------------------    ----------------       --------------------
Equity compensation plans approved by               1,901,000                $0.13                    99,060
   security holders (1).................
Equity compensation plans not approved by
   security holders (2).................
Total...................................            1,901,000                $0.13                    99,060

(1)  These plans consist of the 2002 Stock Incentive Plan.

(2) The Company does not maintain any equity compensation plans that have not been approved by the stockholders

ITEM 2.          LEGAL PROCEEDINGS.

         The Company filed a lawsuit in the United States District Court for the Southern District of Florida in August 2002 alleging a legal malpractice claim against its prior legal counsel. The Company issued a demand in the amount of $3.2 million and mediation is being staged. The case is scheduled for trial in June 2004 and the outcome is uncertain.

         The Company filed a lawsuit in September 2002 in the United States District Court for the Northern District of Illinois alleging a breach of contract and fraud against a public relations firm. The allegations arose out of an agreement under which the firm was to generate media coverage for the Company. The Company further alleges that it paid the firm $538,000 pursuant to the agreement. The firm filed a counter-claim alleging that it performed its contractual duties and that the Company owes $537,837.77 under the contract. The claim was settled at no additional cost to either party by consent decree on December 4, 2003.

ITEM 3.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         On November 6, 2002, the Company dismissed its certifying accounting firm McGladrey & Pullen, LLP, and engaged Spector & Wong LLP as the Company's independent public accountants, as recommended by the Audit Committee and approved by the Company's Board of Directors. The accountants' report on the financial statements for the Company's fiscal years ended December 31, 2001 and 2000 expressed an unqualified opinion on those financial statements. During such fiscal years and the subsequent interim periods prior to November 6, 2002, there were no disagreements with the former accounting firm on any matter of accounting principles or practices, financial disclosure or auditing scope of procedure, which disagreements, if not resolved to McGladrey & Pullen's satisfaction, would have caused McGladrey & Pullen to make reference to the subject matter of the disagreements in connection with McGladrey & Pullen's reports.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of the stockholders during the last quarter of fiscal year 2003.

ITEM 5.           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file certain reports with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company ("Section 16 Reports"). The Reporting Persons are required by regulation to furnish the Company with copies of all Section 16 Reports they file.

         To the Company's knowledge, based solely upon the review of the copies of the Section 16 Reports furnished to the Company, all Section 16(a) filing requirements applicable to the Reporting Persons were complied with.

ITEM 6.           REPORTS ON FORM 8-K.

         The Company filed a Current Report on Form 8-K on October 7, 2003 in connection with a press release, dated the same date, in which it announced its third quarter results for the fiscal year 2003.

                                    PART F/S

         The following financial statements of the Company are included herein:

         AUDITED ANNUAL FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002:

         Independent Auditors' Report

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statements of Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Circle Group Holdings, Inc and subsidiaries

We have audited the accompanying consolidated balance sheets of Circle Group Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Circle Group Holdings, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



/s/ Harold Y. Spector
---------------------
Spector & Wong, LLP
Pasadena, California
February 23, 2004

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

ASSETS                                                      2003          2002
--------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                              $1,383,718   $  122,459
  Accounts receivable, net of allowance for doubtful
     accounts 2003 $6,096; 2002 $0                           69,157       32,828
  Prepaid expenses and other assets                          16,332        6,321
  Employee loans and advances                                    --        6,245
  Inventories                                                18,049       23,924
                                                         ----------   ----------
           TOTAL CURRENT ASSETS                           1,487,256      191,777
                                                         ----------   ----------
Property and equipment, net of accumulated
   depreciation 2003 $823,196; 2002 $681,719                718,087      862,824
                                                         ----------   ----------
Other Assets
  Deposits                                                   11,090       11,090
  Purchased intangible assets, net                          597,583           --
                                                         ----------   ----------
                                                            608,673       11,090
                                                         ----------   ----------
           TOTAL ASSETS                                  $2,814,016   $1,065,691
                                                         ==========   ==========


                 See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                  2003           2002
--------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable and other liabilities                        $    311,778    $    399,251
  Notes payable to related parties                                    25,000         232,600
  Capital lease obligations, current portion                          26,667          21,893
                                                                ------------    ------------
                                                                     363,445         653,744
Long-Term Liabilities,
  Capital lease obligations, net of current portion                   74,202          99,480
                                                                ------------    ------------
          TOTAL LIABILITIES                                          437,647         753,224
                                                                ------------    ------------
Minority deficit                                                     (11,326)             --

Stockholders' Equity
  Common stock, $.00005 par value; 50,000,000 shares
   authorized; issued and outstanding 2003 30,872,252 shares;
   2002 23,711,043 shares                                              1,544           1,186
  Common stock to be issued                                               79              --
  Additional paid-in capital                                      25,753,263      20,404,784
  Unamortized expenses (contra-equity)                              (445,867)             --
  Accumulated deficit                                            (22,910,055)    (20,082,234)
  Treasury stock, at cost                                            (11,269)        (11,269)
                                                                ------------    ------------
                                                                   2,387,695         312,467
                                                                ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                    $  2,814,016    $  1,065,691
                                                                ============    ============


                 See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended December 31,                                       2003           2002
-----------------------------------------------------------------------------------------------------------------
Revenues:
  Products                                                       $    659,664    $    488,758
  Services                                                             82,778          75,427
                                                                 ------------    ------------
    TOTAL REVENUES                                                    742,442         564,185
                                                                 ------------    ------------
Cost of revenues:
  Products                                                            529,860         380,383
  Services                                                            443,103       1,408,239
                                                                 ------------    ------------
    Total cost of revenues                                            972,963       1,788,622
                                                                 ------------    ------------
Operating expenses:
  Selling, general and administrative                               2,863,349       1,970,700
  Reduction of long-lived assets                                           --         143,144
  Impairment of goodwill                                                   --         542,800
                                                                 ------------    ------------
    Total operating expenses                                        2,863,349       2,656,644
                                                                 ------------    ------------
            OPERATING (LOSS)                                       (3,093,870)     (3,881,081)
                                                                 ------------    ------------

Other income (expenses):
  Other income                                                        151,370          41,393
  Gain (loss) on disposal of long-lived assets                        155,554          (7,563)
  Gain on sales of securities                                              --          19,325
  Gain on sales of impaired investment in associated companies             --         235,022
  Interest income                                                       5,002          24,270
  Interest expense                                                    (45,877)        (19,050)
                                                                 ------------    ------------
    Total other income (expenses)                                     266,049         293,397
                                                                 ------------    ------------
            NET (LOSS)                                           $ (2,827,821)   $ (3,587,684)
                                                                 ------------    ------------
NET LOSS PER SHARE - BASIC AND DILUTED                           $      (0.10)   $      (0.17)
                                                                 ------------    ------------
Weighted Average Number of Shares                                  26,981,440      21,640,464


                 See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                               Common
                                                             Stock and
                                                             Additional
                                              Shares of        Paid-in     Unamortized    Accumulated    Treasury
                                             Common Stock      Capital       Expenses       Deficit        Stock          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  $19,862,447     $18,479,742    $      --    $(16,494,550)   $(11,269)    $ 1,973,923

  Stock issued for services                       882,096         917,178            0               0           0         917,178
  Stock issued for acquisition of subsidiary    2,800,000         504,000            0               0           0         504,000
  Stock issued in private placement               166,500         416,250            0               0           0         416,250
  Warrants issued for acquistion of subsidiary          0          88,800            0               0           0          88,800
  Net loss                                              0               0            0      (3,587,684)          0      (3,587,684)
                                              -----------     -----------    ---------    ------------    --------       ---------
Balance at December 31, 2002                   23,711,043      20,405,970            0     (20,082,234)    (11,269)        312,467

  Stock issued for services                       934,046       1,407,552     (333,750)              0           0       1,073,802
  Stock issued for acquisition of license
    rights                                      1,208,333         620,000            0               0           0         620,000
  Stock issued for cash                         1,260,000         250,000            0               0           0         250,000
  Stock subscription                            2,742,857         978,250            0               0           0         978,250
  Exercise of stock warrants and options        1,119,573         331,987            0               0           0         331,987
  Retirement of common stock                     (103,600)        (58,750)           0               0           0         (58,750)
  Equity adjustments related to subsidiary
    equity transactions                                 0       1,100,000            0               0           0       1,100,000
  Warrants issued for services                          0         719,877     (112,117)              0           0         607,760
  Net loss                                              0               0            0      (2,827,821)          0      (2,827,821)
                                              -----------     -----------    ---------    ------------    --------       ---------
BALANCE AT DECEMBER 31, 2003                  $30,872,252     $25,754,886    $(445,867)   $(22,910,055)   $(11,269)      2,387,695
                                              ===========     ===========    =========    ============    ========       =========


                 See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended December 31,                                             2003           2002
----------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net (loss)                                                              $(2,827,821)   $(3,587,684)

  Adjustments to reconcile net (loss) to net cash (used in) operations:
   Minority deficit                                                           (11,326)             0
   Depreciation and amortization                                              170,201        200,438
   (Gain) loss on disposal of long-lived assets                              (155,554)         7,563
   Write-off of employee advances and loans                                     5,148          3,873
   Stocks and warrants issued for services                                  1,632,812        917,178
   Realized gain on securities and investments                                      0       (254,347)
   Write-off of goodwill                                                            0        542,800
   Write-off of long-lived assets                                                   0        143,144
   (Increase) decrease in:
     Accounts receivable, net                                                 (36,329)        42,225
     Prepaid expenses and other assets                                        (10,010)        12,387
     Inventories                                                                5,875         22,652
     Deposits                                                                       0          2,528
   Increase (decrease) in:
     Accounts payable and other liabilities                                   (87,474)       115,979
----------------------------------------------------------------------------------------------------
           CASH FLOWS (USED IN) OPERATING ACTIVITIES                       (1,314,478)    (1,831,264)
----------------------------------------------------------------------------------------------------

Cash Flow From Investing Activities:
  Employee loans and advances                                                  (8,904)         9,605
  Purchase of property and equipment                                           (3,868)        (3,555)
  Proceeds from disposition of property and equipment                           6,375        135,725
  Proceeds from sale of intangible assets                                     150,000              0
  Capitalized software development costs                                            0        (34,498)
  Proceeds from sales of investments                                                0        577,567
----------------------------------------------------------------------------------------------------
           CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                        143,603        684,844
----------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities:
  Net proceeds from sales of stock                                            250,000        416,250
  Net proceeds from stock subscription                                        978,250              0
  Net proceeds from subsidiary stock offering                               1,100,000              0
  Exercise of warrants and options                                            138,487              0
  Proceeds on officers' loans                                                       0        232,600
  (Repayments) to officers                                                    (14,100)             0
  (Repayments) on capital lease obligations                                   (20,503)        (9,479)
----------------------------------------------------------------------------------------------------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      2,432,134        639,371
----------------------------------------------------------------------------------------------------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,261,259       (507,049)

Cash and cash equivalents, at beginning of year                               122,459        629,508
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                 $ 1,383,718    $   122,459
----------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                       $    43,640    $    16,741
Supplemental Schedules of Noncash Investing and Financing Activities:
  Common stocks and warrants issued to acquire:
           License rights                                                 $   620,000    $         0
           Subsidiary                                                     $         0    $   592,800
  Retirement of common stock to reduce employee loan                      $    10,000    $         0
  Stock option exercised to retire note payable to related party          $   193,500    $         0
  Capital lease obligations incurred for property and equipment           $         0    $   130,852
  Conversion of note receivable into investment                           $         0    $   132,000


                 See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS

         Circle Group Holdings, Inc. (the "Company") operates FiberGel Technologies, Inc. ("FiberGel"), Mini-Raman Lidar Technology, The Brave Way Training Systems, Inc., Consulting CGI, and On-Line Bedding Corp. divisions. As part of the transition to the Company's new sales and marketing business model, Circle Group has sought to dispose of certain corporate assets that do not enhance the restructured operations, including, but not limited to, CGI Capital, Inc., its e-finance operating segment and registered broker-dealer, and Veridisc, its software development division.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances have been eliminated in consolidation.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for doubtful accounts: Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Valuation - Investments: The Company occasionally accepts common stock for its business consulting services. At the date stock is received, the Company values the stock as follows:

     a. Common stock accepted as payment in a transaction from an associated company where there has been no prior public offering, but whose shares have been offered and sold in a significant private placement within the last 90 days, is initially valued based upon the last sale price of shares in the private placement.

     b. Common stock accepted as payment in a transaction from an associated company where there has been no public or significant private placement offering, is initially valued after considering the following criteria: market multiples analysis; acquisition multiples analysis; calculation of market capitalization based on the contemplated private placement sale price; realization of business plan objectives and management team expertise and ability to execute the business plan.

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

         The Company records its ownership interest in equity securities of its associated companies accounted for under the cost method at cost unless the securities have readily determinable fair values based on quoted market prices, in which case these interests would be accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations: Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

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

Goodwill and purchased intangible assets: Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assts acquired less liabilities assumed. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a fifteen-year period. With the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and consideration of projected operating cash flows. During the year ended December 31, 2002, the Company recognized an impairment of the goodwill of $542,800.

         Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from five to twenty years.

Impairment of Long-Lived Assets: Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value costs to sell. During the year ended December 31, 2002, the Company recognized an impairment of the long-lived assets of $143,144 related to its software development segments.

Income (Loss) Per Common Share Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and, when, diluted, potential shares from options and warrants to purchase common stock using the treasury stock method. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented. The weighted average equivalent shares excluded from diluted net loss per share totaled 4,125,223 for the year ended December 31, 2003. There were no dilutive securities for the year ended December 31, 2002 since all outstanding options and warrants are "out-of-money"; it means their exercise prices are greater than the closing bid price of the Company's stock as of that date.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising costs: The Company expenses all advertising costs as incurred.

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

Minority Deficit: Minority deficit represents the other stockholders' proportionate share (in loss) of the equity of FiberGel Technologies, Inc. At December 31, 2003, the Company owned all issued and outstanding common stock amounting to 94.5% of the voting rights.

Stock-based Compensation: SFAS No. 148. "Accounting for Stock-Based Compensation
- Transition and Disclosure, an Amendment of FASB Statement No. 123," amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

         The Company is required under SFAS 123 to disclose pro forma information regarding option grants to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

    For years ended December 31,                2003            2002
    ----------------------------------------------------------------------------
    Net loss - as reported                  $(2,827,821)   $  (3,587,684)
    Pro forma compensation expense
                                                171,063        1,502,564
                                            -----------    -------------
    Pro forma net loss                      $(2,998,884)   $  (5,090,248)
                                            ===========    =============
    Basic and diluted net loss per share:
      As reported                           $     (0.10)   $       (0.17)
      Pro forma                             $     (0.11)   $       (0.24)

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options. (For additional information regarding this pro forma information, see Note 13 to the Consolidated Financial Statements.)

         The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 00-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Standards: In May 2003, the Financial Accounting Standards Board
(FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's consolidated financial position, results of operations or cash flows.

         In April 2003, the FASB issued Statement of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations and cash flows.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely impacted.

Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

NOTE 3.  EMPLOYEE LOAN

The Company has made advances to and on behalf of the former CFO and the former CFO has made repayments to the Company. At the end of March 2003, the Company converted $30,840 into a note receivable bearing interest at 4% per annum, compounded annually. The former CFO agreed to make monthly payments of $2,000 to be taken from his compensation for remaining as a principal of CGI Capital, Inc. (a subsidiary of the Company, "Broker-Dealer"), until the sale of Broker-Dealer is completed. The former CFO shall then make monthly payments of $500 until the entire loan amount is paid-off. The former CFO also agreed to surrender his 20,000 shares of the Company's stock in exchange for a reduction of the note amount by $10,000. As of December 31, 2003, the Company wrote off the balance of $5,148 which was deemed to be uncollectible by management.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows for the years ended December 31, 2003 and 2002:

                                                2003              2002
                                      -----------------------------------
      Machinery and equipment               $  147,016        $  154,144
      Computer equipment and software          298,222           294,354
      Office equipment and furniture           515,515           515,515
      Leasehold Improvements                   580,530           580,530
                                      -----------------------------------
                                             1,541,283         1,544,543
      Less: accumulated depreciation          (823,196)         (681,719)
                                      -----------------------------------
                                            $  718,087        $  862,824
                                      ===================================

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  PURCHASED INTANGIBLE ASSETS, NET

The following is a summary of intangible assets, net:

                                    Gross
                                   Carrying  Accumulated
                                    Amount  Amortization     Net
                                   -------------------------------
        License Rights to
         Mini Raman Lidar patent   $420,000   $(15,750)   $404,250
              NAT website           200,000     (6,667)    193,333
                                   -------------------------------
        Total intangibles          $620,000   $(22,417)   $597,583
                                   ===============================

On March 26, 2003, Utek Corporation ("Utek") assigned the Company an exclusive license to a chemical detection technology developed by the U.S. Department of Energy's Brookhaven National Laboratory ("Brookhaven") in a stock transaction. Brookhaven Lab's patent-pending technology, known as Mini-Raman Lidar, is a short-range tool to screen unknown chemical, narcotic and hazardous substances without having to come in contact with the substances. Under the assignment, the Company issued 821,429 and 178,571 unregistered shares of the Company's stock to Utek and Brookhaven Lab, respectively, with a total valuation of $420,000.

On July 7, 2003, Utek assigned the Company an exclusive license to a Nutrition Analysis Tool (NAT) website developed by the Department of Food Science and Human Nutrition at the University of Illinois in a stock transaction. The University of Illinois' NAT website is an interactive, web-based system designed to empower individuals to select a nutrient rich diet. This fully functional nutrient analysis program utilizes the USDA nutrient database, including 6,000 foods as well as information from food companies. The Company looks forward to exploring the potential synergies between NAT and FiberGel. Under the assignment, the Company issued 130,208 and 78,125 unregistered shares of the Company's stock to Utek and University of Illinois, respectively, with a total valuation of $200,000.

The acquired license rights are amortized using the straight-line method over the term of the agreements, which range up to twenty years. Amortization of intangibles was $22,417 for year ended December 31, 2003. There was no purchased intangible assets and therefore, no amortization for the year ended December 31, 2002.

Based on the carrying amount of the intangibles as of December 31, 2003, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

              Years ended December 31,
              ------------------------
              2004                                      $  34,333
              2005                                         34,333
              2006                                         34,333
              2007                                         34,333
              Thereafter                                  460,251
                                                        ----------
              Total amortization                        $ 597,583
                                                        ==========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  INVESTMENTS

As of December 31, 2003 and 2002, the carrying value of investments was $0. In 2002, the Company sold three of the investments back to the clients and recognized a net gain of $235,022.

                                 December 31, 2003         December 31, 2002
                               -------------------------------------------------
                                Carrying      Cost       Carrying        Cost
                                  Value       Basis        Value         Basis
                               -------------------------------------------------
Stocks received for services   $        0   $2,723,538   $        0   $2,723,538
Equity securities
                                        0    1,000,000            0    1,000,000
                               -------------------------------------------------
  Total investments            $        0   $3,723,538   $        0   $3,723,538
                               =================================================


NOTE 7.  NOTE PAYABLES TO RELATED PARTIES

At December 31, 2003 and 2002, note payables to related parties consist of following:

                                                        2003      2002
                                                     --------------------
1.)Payable to a related party, interest accrued at
   5%, due on demand. Unsecured. (A)                 $      0   $200,500
2.)Payable to a related party, interest accrued at
   5%, due on demand. Unsecured                        25,000     25,000
3.)Payable to a related party, interest accrued at
   6.75%, due on demand. Unsecured. (B)
                                                            0      7,100
                                                     -------------------
                                                     $ 25,000   $232,600
                                                     ===================

(A) In August 2003, the Chairman of the Board of Director exercised his 645,000 stock options at $0.30 per share. The total proceed of $193,500 was debited against the note payable and accrued interest owed to the Chairman.

(B) On November 15, 2002, the Company entered a stock sale agreement and issued a promissory note of $7,100 to an officer. The agreement provided that the Company directed its transfer agent to remove the restrictive legend and allow the sale of up to 200,000 shares of the Company's common stock under the Securities Act of 1933 (the "Act") in reliance upon the exemption there from contained in Section 4(1) of the Act and Rule 144 promulgated by the SEC there under, owned by the officer. The Company will borrow, and the officer will loan 80% of any and all proceeds from the sale of the stock to the Company. As of December 31, 2002, the officer sold all his 200,000 shares at a fair market value of $0.0355 per share, and advanced 80% of the total proceeds of $7,100, or $5,680 to the Company. The note bears interest at 6.75% per annum, and is due on demand. The Company also granted the officer non-statutory stock options to purchase 400,000 shares of common stock of the Company at an exercise price of $0.035 per share. The options expire on November 15, 2007.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.  SALE AND LEASEBACK

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, "Accounting for Leases." The capitalized cost and accumulated depreciation of the leased back property and equipment at December 31, 2003 and 2002 was as follows:

                                                 2003           2002
                                           ----------------------------
         Machinery and equipment            $   13,352      $   13,352
         Computer equipment and software        19,584          19,584
         Office equipment and furniture         97,917          97,917
                                           ----------------------------
                                               130,853         130,853
         Less: accumulated depreciation        (39,256)        (13,085)
                                           ----------------------------
                                            $   91,597      $  117,768
                                           ============================



The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2003:

            Year Ending December 31,
            ------------------------
            2004                                            $ 42,270
            2005                                              42,270
            2006                                              35,296
            Thereafter                                        12,869
                                                            ---------
            Total minimum lease payments                     132,705
            Lease amount representing interest                31,836
                                                            ---------
            Present value of minimum lease payments          100,869
            Less: current portion                             26,667
                                                            ---------
            Non-current portion                             $ 74,202
                                                            =========

The leases bear interest rate ranging from 17.29% to 20.88%.

The Company incurred a loss of $16,413 from the disposition:

            Selling price                                     $ 121,500

            Cost of equipment                    342,171
            Accumulated depreciation            (204,258)
                                               ---------
            Book value of equipment                             137,913
                                                              ---------
            Loss on disposition of equipment                  $ (16,413)
                                                              =========

The Company accounts for the disposition in accordance with SFAS 28, "Accounting for Sales with Leasebacks", and accordingly, the loss on the sale was recognized in the period of the sale and leaseback.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.  ACQUISITION

On August 27, 2002, the Company acquired FiberGel, a wholly owned subsidiary of Utek Corporation ("Utek"). FiberGel owns the exclusive, worldwide licensee to Z-Trim-an all natural, carbohydrate-based fat replacement developed by the United States Department of Agriculture's (USDA) Agricultural Research Service. Under the terms of the acquisition, the Company issued 2,800,000 shares of the Company's common stock valued at $504,000 using an average market price of $0.18 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (August 27, 2002). The Company also issued a warrant to Utek to purchase 500,000 shares of the Company's common stock at an exercise price of $0.36 per share within 36 months of the date of acquisition. The warrants were valued at $88,800 calculated using the Black-Scholes option-pricing model.

The total purchase cost of the acquisition is summarized as follows:

       Value of common stock issued                       $504,000
       Value of warrant issued                              88,800
                                                          --------
         Total purchase price                             $592,800
                                                          ========

The purchase price allocation is as follows:

       Licensing agreement                                $ 50,000
       Goodwill                                            542,800
                                                          --------
         Total purchase price                             $592,800
                                                          ========


The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly the assets acquired were recorded at their estimated fair value at the date of the acquisition. No tangible assets were acquired and no liabilities were assumed from the acquisition. The results of operations of FiberGel have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

FiberGel entered into a license agreement with the USDA for the development and commercialization of Z-Trim in the United States and Canada. Upon execution of the agreement, FiberGel paid the USDA a license execution fee of $50,000, which is capitalized as an intangible asset. Because the FiberGel acquisitions have not met the performance targets established at the time of acquisition, and because market conditions used as a basis of estimating terminal values continue to remain depressed, the Company performed an impairment assessment of its goodwill and identifiable intangible assets recorded in connection with the acquisitions. As a result, management recorded an impairment charge during the year ended December 31, 2002 in the amount of $592,800. The Company assessed the recoverability of goodwill and the license agreement using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on hypothetical sales of an acquisition at the end of the related goodwill and license agreement amortization period. As of December 31, 2002, the remaining balance of goodwill and license agreement was $0.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. SALE OF SUBSIDIARY

During the third quarter of 2003, the Company sold 20% of its ownership in CGI Capital to Rothschild, Owen, Hayes & Partners, Inc. (the "Purchaser") for $15,000 in cash, and expected to sell the remaining 80% by the end of the year, subject to the NASD approval. A gain of $8,635 was realized during the third quarter, and the Company's consolidated financial statements for all periods presented have been reclassified to reflect CGI Capital and the e-finance business as a discontinued business segment in accordance with SFAS 144.

At December 31, 2003, the purchaser declined to purchase the remaining 80% ownership in CGI Capital and surrendered the 20% ownership it has acquired. Accordingly, the Company reversed the gain of $8,635 in the fourth quarter and recognized the cash proceeds as other income. The Company also reclassified the operations CGI Capital and the e-finance business segment back to continuing operations.

NOTE 11. INCOME TAXES

The deferred net tax assets consist of the following at December 31, 2003 and 2002:

                                                          2003          2002
                                                     --------------------------
Tax Benefit on net operating loss carryforward       $ 6,722,333    $ 5,536,616
Temporary differene in depreciation and amortization      20,476         23,933
Temporary differene in goodwill                          213,547        229,378
Less: valulation allowance                            (6,956,356)    (5,789,927)
                                                     --------------------------
  Net deferred tax assets                            $        --    $        --
                                                     ==========================

At December 31, 2003, net federal operating losses of approximately $18 million are available for carry-forward against future years' taxable income and expire through 2023. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 12. STOCKHOLDERS' EQUITY

Stock Subscriptions: During the year the Company entered into two stock subscription agreements to conduct a self-underwritten offering of the Company's common stocks with detachable warrants up to $1.45 million. The number of shares issuable to the holder will equal the amount paid by the holder divided by the lesser of $0.25 or 50% of the closing price on the day of closing, but in no event less than $0.20. One warrant will be issued to purchaser for every share purchased. Warrants will be exercisable at a price equal to $1.50 and will expire on February 28, 2005. The expiration date will be extended for one year if the closing price on February 28, 2005 is not at least $1.50 and will be extended to February 28, 2007 if the closing price on the extended expiration date is not at least $1.50. The Company agreed to pay the underwriters a 9% compensation of the total amount raised, plus a flat non-accountable expense allowance to cover legal, escrow fees and miscellaneous costs not to exceed $7,500.

         As of December 31, 2003, the Company had received net proceeds of $978,250, net of offering costs of $96,750 from the underwriters and had issued 2,742,857 shares of common stocks. The Company expects to issue the balance of approximately 1.5 million shares in the first quarter of 2004.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12. STOCKHOLDERS' EQUITY (CONTINUED)

Private Placement Offering: In April 2003, the Company conducted a self-underwritten offering of the Company's common stocks up to $4,000,000. The stock was sold for $0.25 per share with a minimum purchase of 100,000 shares or $25,000 per unit. As of December 31, 2003, the Company sold and issued 560,000 shares and received $140,000 in proceeds under the offering.

         The Company also sold 700,000 shares of common stock for $110,000 in cash.

Retirement of common stock: During 2003, the Company retired 103,600 shares of common stock and recognized other income of $48,750. 18,600 shares were retired from its former employees due to employment termination; 65,000 shares were retired from a consultant due to service not performed and 20,000 shares were retired to reduce an employee loan of $10,000 as discussed in Note 3.

Subsidiary Stock Transactions: On July 23, 2003, the Board of Directors approved the redemption of all 1,000 shares of FiberGel which was acquired in 2002, and the issuance of twenty million (20,000,000) shares of common stock of FiberGel with a par value of $0.00005 per share. The Board of Directors also approved to increase the authorized common stock to fifty million (50,000,000) shares.

         The Company conducted a private placement offering of FiberGel's common stock to raise $5,000,000. The stock was sold for $1 per share with a minimum purchase of 50,000 shares for $50,000 per unit. One warrant to purchase the Company's common stock at an exercise price of $2 per share will be issued to purchaser for every FiberGel's share purchased.

         The Company complies with the requirement of SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary," which requires that the difference between the carrying amount of parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the sale of subsidiary's stock as equity transactions.

         As of December 31, 2003, the Company had sold 1.1 million shares of FiberGel's common stock and recorded an additional credit to stockholders' equity in the amount of $1,100,000.

NOTE 13. STOCK OPTIONS AND WARRANTS

The Company established a Stock Option Plan (the Plan) effective January 2, 1999 that provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers. During 2000, the Company amended the Plan and reserved 4,000,000 shares of common stock for issuance under the amended Plan. As of December 31, 2003 and 2002, there were 1,901,000 and 4,048,000 outstanding options, respectively. The range of exercise prices is from $0.035 to $5.50. The options are vesting immediately and may be exercised no later than three years from the date of issuance.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions for options granted for the year ended December 31, 2003 and 2002 are as follows:

                                                          2003     2002
                                                       -----------------
      Weighted average fair value per option granted   $  0.05    $  0.16
      Risk-free interest rate                             1.17%      1.75%
      Expected dividend yield                             0.00%      0.00%
      Expected lives                                      3.00       3.00
      Expected volatility                                73.30%    279.00%

A summary of the status of stock options issued by the Company as of December 31, 2003 and 2002 is presented in the following table.

                                          2003                    2002
                                  ----------------------------------------------
                                              Weighted                  Weighted
                                   Number      Average     Number        Average
                                     of       Exercise       of         Exercise
                                   Shares       Price      Shares        Price
                                  ----------------------------------------------
Outstanding at beginning of Year  4,048,000    $ 1.47     1,818,000    $  4.94
Granted                             474,000      0.05     3,030,000       0.22
Exercised                          (858,433)     0.27            --         --
Expired and Cancelled            (1,762,567)     3.13      (800,000)      4.63
                                  ---------               ---------
Outstanding at end of Year        1,901,000    $ 0.13     4,048,000    $  1.47
                                  =========               =========
Exercisable at end of Year        1,901,000    $ 0.13     4,048,000    $  1.47
                                  =========               =========


The following table sets forth additional information about stock options outstanding at December 31, 2003:

                                      Weighted
                                      Average      Weighted
     Range of                        Remaining      Average
     Exercise       Options         Contractual     Exercise           Options
      Prices      Outstanding           Life          Price          Exercisable
  ------------------------------------------------------------------------------
   $0.01-$1.50     1,901,000          2.2 years     $  0.13          1,901,000


The Company has warrants outstanding to purchase 6,340,000 shares of the Company's common stock at prices ranging from $0.05 to $2.30 per share. These warrants expire at various dates through December 2006.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                  2003           2002
                                             ----------------------------
    Numerator:
      Net loss                               $ (2,827,821)   $ (3,587,684)
    Denominator:
      Weighted average of common shares        26,981,440      21,640,464

    Basic and diluted net loss per share     $      (0.10)   $      (0.17)
                                             ------------    ------------

NOTE 15. SEGMENT REPORTING

The Company evaluates its reporting segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15. SEGMENT REPORTING (CONTINUED)

A. Reportable Segment Data at December 31, 2003 and 2002, was as follows:

                                               2003           2002
---------------------------------------------------------------------
Sales to External Customers:
  Food Product Development                 $         0    $         0
  Security Training and Products                19,280          2,978
  E-tailer                                     657,783        485,780
  Business Consulting                           65,379         70,427
---------------------------------------------------------------------
   Total Sales to External Customers       $   742,442    $   559,185
---------------------------------------------------------------------
Net Profit (Loss):
  Food Product Development                 $  (303,946)   $   (50,000)
  Security Training and Products                10,094        (30,769)
  E-tailer                                     (23,986)       (32,154)
  Business Consulting                       (2,496,279)    (2,939,839)
---------------------------------------------------------------------
   Net (Loss)                              $(2,814,117)   $(3,052,762)
---------------------------------------------------------------------
Total Assets:
  Food Product Development                 $    11,000    $         0
  Security Training and Products                 9,903          1,922
  E-tailer                                     161,157        153,432
  Business Consulting                        2,601,245        866,121
---------------------------------------------------------------------
   Total Assets                            $ 2,783,305    $ 1,021,475
---------------------------------------------------------------------

B. Reconciliation of Segment Information

                                               2003           2002
---------------------------------------------------------------------
Revenues:
  Total revenues for reportable segments   $   742,442    $   559,185
  Other Revenue                                      0          5,000
  Elimination of intersegment revenues               0              0
---------------------------------------------------------------------
        Consolidated total                 $   742,442    $   564,185
---------------------------------------------------------------------
Net Profit (Loss):
  Total reportable segments' net loss      $(2,814,117)   $(3,052,762)
  Other segments                               (13,704)         7,878
  Unallocated amounts:
     Impairment of goodwill                          0       (542,800)
---------------------------------------------------------------------
        Net Loss                           $(2,827,821)   $(3,587,684)
---------------------------------------------------------------------
Assets:
  Total assets for reportable assets       $ 2,783,305    $ 1,021,475
  Other segments
                                                30,711         44,216
---------------------------------------------------------------------
        Consolidated Assets                $ 2,814,016    $ 1,065,691
---------------------------------------------------------------------

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16. NET CAPITAL REQUIREMENTS

CGI Capital, Inc. is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. CGI Capital, Inc. was in compliance with such requirements at December 31, 2003 and 2002.

NOTE 17. GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2003

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Lease Commitments: The Company leases its office facilities for $11,880 per month under a noncancelable-operating lease that expires in 2004. Taxes, insurance and maintenance are billed when due. Rent expense for the years ended December 31, 2003 and 2002, was both $142,560.

         As of December 31, 2003, the minimum commitments under these leases are $95,040. The Company intends to renew the lease on a month-to-month basis.

Pending litigations: The Company's former landlord is seeking to collect on a note in the amount of $44,593 signed by the Company's former CFO allegedly on behalf of the Company for back rent the landlord claims was owed under the lease, and to collect $43,790 in back rent that the landlord claims is owed because the landlord underestimated the real property taxes for property tax year 2000. The Company intends to vigorously contest the claims on the basis that at the time the former CFO signed the note; he was no longer working for the Company, and therefore, had no legal authority to bind the Company. The Company also intends to vigorously challenge the plaintiff's interpretation of that clause and to argue that the Company should not be liable due to the landlord's negligence in providing an exceedingly low estimate of taxes. In the opinion of the Company's legal counsel, it is not possible to evaluate the likelihood of an unfavorable outcome.

NOTE 18. COMMITMENTS AND CONTINGENCIES

         A complaint was brought by a former public relations consultant for the Company who is claiming that the Company allegedly owes him $20,282 for public relations services over the two-month period covering October and November 2002. Management intends to contest this claim on the basis that the Company already paid plaintiff $11,000 and this payment represents a fair value for the services rendered; however, management has indicated to counsel that it may be willing to make some settlement offer on this claim if the plaintiff can provide sufficient proof as to the nature and amount of additional services that plaintiff claims to have rendered on the Company behalf. In the opinion of the Company's legal counsel, it is difficult to evaluate the likelihood of an unfavorable outcome.

         The Company is currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 19. SUBSEQUENT EVENTS

Withdrawal from Registration as a Broker-Dealer
-----------------------------------------------

On January 27, 2004, CGI Capital, Inc. filed an application of withdrawal from registration as a broker or dealer. The application is subject to SEC approval.

Intent to Purchase of a Real Property
-------------------------------------

The Company intended to purchase a real property located in Mundelein, Illinois to build a manufacturing facility for FiberGel Technologies, Inc. The proposed purchase price is $2,050,000 and as part of the purchase price, the seller shall receive an option to purchase 60,000 shares of the Company's common stock at an exercise price of $4.45 per share, exercisable at any time after twelve months after closing.

PART III

ITEM 1.           INDEX TO EXHIBITS.

EXHIBIT NO.       DESCRIPTION

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

31.1 Certification of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2 Certification of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1 Certification of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2 Certification of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

--------------------
*Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 1, 2004.

                           CIRCLE GROUP HOLDINGS, INC.

                           By: /s/ Gregory J. Halpern
                               ----------------------
                               Gregory J. Halpern
                               Chairman of the Board, President
                               and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 1, 2004.

/s/GREGORY J. HALPERN
---------------------
Gregory J. Halpern
Director, President and Chief Executive Officer
(principal executive officer)

/s/ DANA L. DABNEY
------------------
Dana L. Dabney
Director, Chief Financial Officer and
Vice President (principal financial
or accounting officer)

/s/ STEVE H. SALGAN
-------------------
Steve H. Salgan
Director

/s/ EDWARD L. HALPERN
---------------------
Edward L. Halpern
Director

/s/ STANFORD J. LEVIN
---------------------
Stanford J. Levin
Director

/s/ ALAN G. ORLOWSKY
--------------------
Alan G. Orlowsky
Director