Form 10QSB
period 2004-03-31
CIRCLE GROUP HOLDINGS INC
filed 2004-05-12
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 001-32134
                                                ---------

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

                                 Yes /X/       No / /

      The registrant has a single class of common stock, par value $.00005 per share, of which there are 36,703,096 shares issued and outstanding as of March 31, 2004.

         Transitional Small Business Disclosure Format (Alternative 2):

                                 Yes /X/       No / /

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         See Consolidated Financial Statements beginning on page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

         Circle Group Holdings, Inc. is a pioneer of emerging technology companies. We provide small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

         Circle Group was founded by Gregory J. Halpern, its Chairman and Chief Executive Officer, as an Illinois corporation in May 1994 under the original name, Circle Group Entertainment Ltd. In 1997, The Company changed its name to Circle Group Internet, Inc., and in 2002, it changed its name to Circle Group Holdings, Inc. The Company had no business operations except for research and development activities between May 1994 and January 1997. Since then, the Company has participated in several public and private offerings and has expanded its business. In 2002, the Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailor and acquired FiberGel Technologies, Inc., which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement.

         Circle Group operates through its FiberGel, Mini-Raman Lidar Technology, ThraxVac Technology, The Brave Way Training Systems, Inc., Consulting CGI, On-Line Bedding Corp., and Z-Amaize Technologies, Inc. divisions.

RECENT DEVELOPMENTS

         On March 31, 2004, The American Stock Exchange(R) (Amex)(R) listed and began trading the common stock of Circle Group Holdings, Inc. under the ticker symbol CXN.

         FiberGel signed an agreement with Nestle in January 2004 to supply its Z-Trim zero calorie fat substitute to Nestle for product development.

         Also, during the quarter, we signed world renowned fitness personality Cory Everson as our National Spokesperson to help introduce Z-Trim as a fat replacement to the marketplace. In this role, Ms. Everson will make television and trade show appearances, as well as network exposure and increase global awareness of the Z-Trim product line.

         In addition, we signed a deal with National Express, Inc. and BCI 7 Marketing, leading consumer marketing companies, for the promotion, marketing, and fulfillment of Z-Trim products to the public through direct response television marketing and retail channels. The multi-channeled domestic and international Z-Trim campaign will include direct response television to inform the public about the benefits of using Z-Trim in their daily diet, demonstrate how easy it is to use when preparing meals, and allow them to purchase Consumer Packs, containing Z-Trim for home use and the "Cooking With Z-Trim" instructional DVD and cookbook.

         In March 2004, we leased the remaining 22,000 sq. ft. of space located adjacent to our executive offices in Mundelein, Illinois as part of a planned expansion of our Z-Trim production capacity. When fully operational in July 2004, the facility can produce up to one million pounds of Z-Trim per year, as well as up to 13 million gallons of Z-Bind for the plywood industry.

         The University of Illinois has created a Palm OS version of its Nutritional Analysis Tools ("NATS") web site for Circle Group in order to make nutritional analysis information available to the growing number of Palm and other handheld device users. After the completion of testing, Circle Group plans to offer and sell this downloadable software to the public from the NATS web site begining in the summer of 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS
ENDED MARCH 31, 2003

Revenues

         Revenues decreased 38% for the three months ended March 31, 2004 from $200,267 for the three months ended March 31, 2003 to $123,804, as a result of a slower demand in products from our e-tailer segment. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                         Three months ended March 31,
                                             2004           2003
                                           --------       --------
           Products                        $110,907       $154,141
           Services                          12,897         46,126
                                           --------       --------
        Total Revenues                     $123,804       $200,267
                                           ========       ========

Operating expenses

         Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased to $1,564,241 for the three months ended March 31, 2004 from $284,823 for the three months ended March 31, 2003, primarily due to the introduction and promotion of Z-trim products, and the increase in investor and public relation expenses.

Other income

         Total other income for the three months ended March 31, 2004 was $10,551 down from $78,365 for the comparable period in fiscal 2003. Other income for three months ended March 31,2003 included a refund of $48,750 by a consultant of which the service was expensed in 2002.

Net loss

         Net loss increased by $1,383,078 or 84% to $1,648,259 for the three months ended March 31, 2004 as compared to a net loss of $265,181 for the three months ended March 31, 2003. This was due to a combination of lower sales, introduction and promotion of Z-trim products, and increase in investor and public relation expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had cash and cash equivalents of $2,834,437, compared to $104,469 at March 31, 2003 and $1,383,718 at December 31, 2003.

         The Company has generated approximately $2,537,548 in additional operating capital through sales of its common stock in a private placement offering and options and warrant exercises during the first three months of 2004.

         Net cash used by operating activities increased by 533% to $827,105 for the three months ended March 31, 2004 as compared to $130,606 for the three months ended March 31, 2003. The increase resulted primarily from our net loss of $1,648,259, partially offset by depreciation and amortization of $46,476, noncash expenses of $693,370, and an increase from the change in assets over liabilities of approximately $93,506.

         Net cash used by investing activities was $253,469 for the three months ended March 31, 2004, as compared to $25,495 for the three months ended
March 31, 2003. The increase was due to the additions of property and equipment for our Z-trim manufacturing facility.

         Net cash provided by financing activities was $2,531,293 for the three months ended March 31, 2004 compared to $138,111 for the three months ended March 31, 2003, primarily due to proceeds from sale of our stocks and from exercising of options and warrants approximately $2,537,548.

         To successfully grow the individual segments of our business, we must improve our cash position, and the revenue base of each segment, as well as continue to succeed in our ability to raise additional capital through a combination of public or private equity offerings or strategic alliances. We also depend on certain important employees, and the loss of any of those employees may harm the our business and its prospects.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following risks are material risks that we face. If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

         WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS. We reported a net loss of $3,188,690 for the twelve months ending December 31, 2003 and a net loss of $1,648,259 for the three months ending March 31, 2004. At December 31, 2003 we reported an accumulated deficit of $20,082,234. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

         OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT. We have not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z-Trim, our fat replacement product. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of health care to drive demand for Z-Trim in the marketplace.

         WE MAKE NO PROJECTIONS REGARDING THE VIABILITY OF OUR FAT REPLACEMENT PRODUCT AND WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE THE RESULTS DESCRIBED. We make no projection with respect to our future income, assets or business. No expert has reviewed our business plan for accuracy or reasonableness. Our business and results of operations will be materially harmed if Z-trim is not widely accepted as a fat substitute.

         WE MAY NEED ADDITIONAL FUNDING AND SUCH FUNDING MAY NOT BE AVAILABLE. IF SUCH FUNDING IS AVAILABLE, IT MAY NOT BE OFFERED ON SATISFACTORY TERMS. We may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our business, results of operations and financial condition. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business segments, which may materially harm our overall business, results of operations and financial condition.

         THE LOSS OF SERVICE OF KEY MANAGEMENT COULD HAVE A NEGATIVE IMPACT ON OUR PERFORMANCE. Our success depends to a significant degree upon the performance of our founder and chief executive officer, Gregory J. Halpern. The loss of his services could have a material adverse effect on our operating performance, prospects and viability as a going concern.

         OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK. Ownership of Circle Group is concentrated in management. Gregory J. Halpern, who owns 42.0% of the outstanding shares of our common stock, and all of the directors and officers collectively own 49.3%. As a result, management can essentially control the composition of the board of directors and the policies of Circle Group.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the first quarter of 2004, we sold an aggregate of 3,977,349 shares of our common stock in private offerings to individual accredited investors generating $2,333,410 in gross proceeds. No underwriters participated in the offerings and all of the shares were sold pursuant to Rule 506 of Regulation D. As part of the offerings, we also sold 177,777 warrants to purchase 177,777 additional shares of our common stock at a price of $6.00 per share for three years, and 3,828,590 shares of our common stock were issued and sold in connection with the exercise of outstanding options and warrants.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

            Exhibit No.                        Description
            -----------                        -----------

                3.1(i) Articles of Incorporation of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB]

                3.1(ii) Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB]

               10.1 Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

               10.2 Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

               10.3 Dana Dabney Employment Agreement [Incorporated by reference to Exhibit 6.4 to Circle Group's Registration Statement on Form 10-SB]

               10.4 Addendum to Gregory J. Halpern's Employment Agreement [Incorporated by reference to Exhibit 6.5 to Circle Group's Registration Statement on Form 10-SB]

               10.5 Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

               10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings,Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB]

               10.7 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings,Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB]

               10.8 Stock Purchase Agreement, dated December 20, 2002, by and between CGI Capital and Rothschild Owens Hayes & Partners, Inc. [Incorporated by feference to Exhibit 6.8 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

                10.9 Promissory Note, dated August 2, 2002, delivered by Circle Group Holdings, Inc. in favor of Gregory J. Halpern [Incorporated by reference to Exhibit 6.9 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

               10.10 Promissory Note, dated November 7, 2002, delivered by Circle Group Holdings, Inc. in favor of Gregory
                             J. Halpern [Incorporated by reference to Exhibit
                             6.10 to Circle Group's Annual Report on Form
                             10-KSB for the year ended December 31, 2002]

               10.11 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward
                             L. Halpern [Incorporated by reference to Exhibit
                             6.11 to Circle Group's Annual Report on Form
                             10-KSB for the year ended December 31, 2002]

                10.12 Stock Sale Agreement and Promissory Note, dated November 15, 2002, by and between Circle Group Holdings, Inc. and Dana Dabney [Incorporated by reference to Exhibit 6.12 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

               10.13 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and Utek Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]

               10.14 Assignment of License Agreement Between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 [Incorporated by reference to Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

               10.15 Assignment of License Agreement Between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

                10.16 Assignment of License Agreement Between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003
                             [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

               31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

               31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

               32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

               32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
---------------------
* Filed herewith.

         (b)    REPORTS ON FORM 8-K

                The Company furnished a Current Report on Form 8-K on March 2, 2004 announcing a press release and a broadly accessible conference call regarding its 2003-year end and fourth quarter operating results.

                          CIRCLE GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES


                         Index to Financial Statements
                         -----------------------------


Consolidated Balance Sheet at
  March 31, 2004 (unaudited)........................................... F-1

Consolidated Statement of
  Operations as of March 31, 2004 (unaudited).......................... F-2

Consolidated Statements of
  Cash Flows as of March 31, 2004 (unaudited).......................... F-3

Notes to Interim Unaudited
  Consolidated Financial Statements.................................... F-4

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

MARCH 31, 2004
--------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents                                  $  2,834,437
  Accounts receivable, net of allowance for doubtful
     accounts of $6,096                                            51,342
  Prepaid expenses and other assets                                   845
  Inventories                                                       8,182
                                                             ------------
           TOTAL CURRENT ASSETS                                 2,894,806
                                                             ------------

Property and equipment, net of accumulated
   depreciation of $861,089                                       933,663
                                                             ------------

Other Assets
  Deposits                                                         11,103
  Purchased intangible assets, net                                589,000
                                                             ------------
                                                                  600,103
                                                             ------------

           TOTAL ASSETS                                      $  4,428,572
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                           $     69,987
  Accrued expenses and other current liabilities                  292,140
  Notes payable to related parties                                 25,000
  Capital lease obligations, current portion                       20,412
                                                             ------------
                                                                  407,539

Long-Term Liabilities,
  Capital lease obligations, net of current portion                74,202
                                                             ------------

          TOTAL LIABILITIES                                       481,741
                                                             ------------

Minority deficit                                                  (23,524)

Stockholders' Equity
  Common stock, $.00005 par value; 50,000,000 shares
   authorized; issued and outstanding 36,693,096 shares             1,835
  Common stock to be issued                                            23
  Additional paid-in capital                                   28,721,697
  Note receivable for exercising of warrants                     (106,250)
  Unamortized expenses (contra-equity)                            (77,367)
  Accumulated deficit                                         (24,558,314)
  Treasury stock, at cost                                         (11,269)
                                                             ------------
                                                                3,970,355
                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY              $  4,428,572
                                                             ============

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For three months ended March 31,                     2004             2003
------------------------------------------------------------------------------
Revenues:
  Products                                       $    110,907     $    154,141
  Services                                             12,897           46,126
------------------------------------------------------------------------------
    TOTAL REVENUES                                    123,804          200,267
------------------------------------------------------------------------------

Cost of revenues:
  Products                                            115,109          152,542
  Services                                            103,264          106,448
------------------------------------------------------------------------------
    Total cost of revenues                            218,373          258,990
------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative               1,555,658          284,823
  Amortization of purchased intangible assets           8,583               --
------------------------------------------------------------------------------
    Total operating expenses                        1,564,241          284,823
------------------------------------------------------------------------------

------------------------------------------------------------------------------
            OPERATING (LOSS)                       (1,658,810)        (343,546)
------------------------------------------------------------------------------

Other income (expenses):
  Other income                                         14,445           83,516
  Interest income                                       2,231              522
  Interest expense                                     (6,125)          (5,673)
------------------------------------------------------------------------------
    Total other income (expenses)                      10,551           78,365
------------------------------------------------------------------------------

------------------------------------------------------------------------------
            NET (LOSS)                           $ (1,648,259)    $   (265,181)
------------------------------------------------------------------------------

------------------------------------------------------------------------------
NET LOSS PER SHARE - BASIC AND DILUTED           $      (0.05)    $      (0.01)
------------------------------------------------------------------------------

Weighted Average Number of Shares                  34,179,545       24,151,776

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For three months ended March 31,                                                 2004                 2003
-----------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net (loss)                                                                 $(1,648,259)      $  (265,181)
  Adjustments to reconcile net (loss) to net cash (used in) operations:
   Minority deficit                                                              (12,198)               --
   Depreciation and amortization                                                  46,476            37,153
   Amortization of noncash expenses                                              368,500                --
   Stocks and warrants issued for services                                       324,870            61,211
   (Increase) decrease in:
     Accounts receivable, net                                                     17,815           (21,563)
     Prepaid expenses and other assets                                            15,487             1,499
     Interest portion of note receivable for stock                                    --              (411)
     Inventories                                                                   9,867             8,950
     Deposits                                                                        (12)               --
   Increase in:
     Accounts payable and other liabilities                                       50,349            47,736
-----------------------------------------------------------------------------------------------------------
           CASH FLOWS (USED IN) OPERATING ACTIVITIES                            (827,105)         (130,606)
-----------------------------------------------------------------------------------------------------------

Cash Flow From Investing Activities:
  Employee loans and advances                                                         --           (25,495)
  Purchase of property and equipment                                            (253,469)               --
-----------------------------------------------------------------------------------------------------------
           CASH FLOWS (USED IN) INVESTING ACTIVITIES                            (253,469)          (25,495)
-----------------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities:
  Net proceeds from sales of stock                                               920,000           137,300
  Exercise of warrants and options                                             1,617,548             5,000
  (Repayments) to officers                                                            --            (2,300)
  (Repayments) on capital lease obligations                                       (6,255)           (1,889)
-----------------------------------------------------------------------------------------------------------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         2,531,293           138,111
-----------------------------------------------------------------------------------------------------------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,450,719           (17,990)

Cash and cash equivalents, at beginning of period                              1,383,718           122,459
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                  $ 2,834,437       $   104,469
-----------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                          $    (6,125)      $     3,173
Supplemental Schedules of Noncash Investing and Financing Activities:
  Note receivable incurred for exercising of warrants                        $   106,250       $         0
  Note receivable incurred for stock subscription                            $         0       $   150,000
  Issuance of common stock to acquire license rights                         $         0       $    75,000
  Retirement of common stock to reduce employee loan                         $         0       $    10,000

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Circle Group Holdings, Inc. (the "Company") is a pioneer of emerging technology companies. The Company provides small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

The Company has participated in several public and private offerings and has expanded its business. In 2002, the Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailor and acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement.

Circle Group operates through its FiberGel Technologies, Z-Amaize Technologies, Mini-Raman Lidar Technology, ThraxVac Technology, The Brave Way Training Systems, and On-Line Bedding divisions.

On March 31, 2004, the Company's common stock was approved to be trading on the American Stock Exchange under the symbol, CXN.

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2003.

The results for the three months ended March 31, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Holdings Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - PRO PORMA STOCK COMPENSATION EXPENSES

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company elected to continue to account for its employee stock options under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and disclose the pro forma effects of its employee stock options on net loss and net loss per share. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options' vesting period. The following table presents the effect on the Company's net loss and net loss per share if the Company had applied the fair value based method of accounting under SFAS No. 123:

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 2 - PRO PORMA STOCK COMPENSATION EXPENSES (CONTINUED)


                                                             Three Months ended
                                                                  March 31,
                                                            2004              2003
--------------------------------------------------      -----------       -----------
Net loss, as reported                                   $(1,648,259)      $  (265,182)

Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects
                                                            617,302            49,086
                                                        -----------       -----------

Pro forma net (loss)                                    $(2,265,561)      $  (314,268)
                                                        ===========       ===========

Reported net loss per share-basic and diluted           $     (0.05)      $     (0.01)
                                                        ===========       ===========

Pro forma net loss per share-basic and diluted          $     (0.06)      $     (0.01)
                                                        ===========       ===========

NOTE 3 - PURCHASED INTANGIBLE ASSETS

During the first three months of fiscal 2004, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:

                            Gross
                           Carrying     Accumulated
                            Amount      Amortization        Net
---------------------     ---------     -------------     ---------
License Rights to
 Developed Technology     $ 420,000       $ (21,000)      $ 399,000
 Website
                            200,000         (10,000)        190,000
                          ---------       ---------       ---------

  Total intangibles       $ 620,000       $ (31,000)      $ 589,000
                          =========       =========       =========

Amortization of intangibles was $8,583 for the three months ended March 31, 2004. There was no amortization for the three months ended March 31, 2003.

Based on the carrying amount of the intangibles as of March 31, 2004, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 3 - PURCHASED INTANGIBLE ASSETS (CONTINUED)

              Years ended December 31,
              ------------------------------------------
              2003 (October 1, 2003 to December 31, 2003)             $   3,334
              2004                                                       13,333
              2005                                                       13,333
              2006                                                       13,333
              2007                                                       13,333
              Thereafter                                                140,001
                                                                      ---------

              Total amortization                                      $ 196,667
                                                                      =========

NOTE 4 - STOCKHOLDERS' EQUITY

Private Placement Offering

In March 2004, the Company conducted a self-underwritten offering of the Company's common stocks up to $5 million. The stock was sold for $100,000 per unit. Each unit consists of 22,222 shares of common stock and 22,222 warrants. The warrants are exercisable at $6.00 per share and expire in three (3) years after purchase of the above-described unit. As of March 31, 2004, the Company sold and issued 177,777 shares and received $920,000 in proceeds under the offering.

Exercising of stock warrants and options

During the first quarter of 2004, there are 3,828,590 stock warrants and options exercised. The Company received $1,617,548 in cash and a note receivable of $106,250 upon exercising.

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                         Three Months ended
                                                             March 31,
                                                        2004           2003
   ----------------------------------------------------------------------------
   Numerator:
   ----------------------------------------------------------------------------
     Net (loss)                                     $ (1,648,259)  $   (265,181)
   ----------------------------------------------------------------------------

   Denominator:
   ----------------------------------------------------------------------------
     Weighted average number of shares outstanding    34,179,545     24,151,776
   ----------------------------------------------------------------------------

   ----------------------------------------------------------------------------
   Net (loss) per share-basic and diluted           $      (0.05)  $      (0.01)
   ----------------------------------------------------------------------------

As the Company incurred net losses for the three months ended March 31, 2004 and 2003, the effect of dilutive securities totaling 6,117,568 and 5,019,460 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTION

In February 2004, the Chairman of the Board of Director exercised his 720,000 stock options at $0.05 per share, or aggregate of $36,000. The Company received $8,000 in cash and the balance of $28,000 was charged as payments for his service rendered.

NOTE 7 - WITHDRAWAL FROM REGISTRATION AS A BROKER-DEALER

On January 27, 2004, CGI Capital, Inc. filed an application of withdrawal from registration as a broker or dealer. The application is subject to SEC approval.

NOTE 8 - NEW BUILDING LEASE

In March 2004, the Company has leased the remaining 22,000 sq. ft. of space located adjacent to its executive offices in Mundelein, Illinois as part of a planned expansion of its Z-Trim(TM) production capacity. The new lease requires monthly rental payments of $20,000 and expires in March 2007. Taxes, insurance and maintenance are billed when due.

The future minimum annual rental payments under the new lease are as follows:

                       Year ended December 31,               Amount
              ----------------------------------            ---------
              2004 (April 2004 to December 2004)            $ 180,000
              2005                                            240,000
              2006                                            240,000
              2007                                             60,000
                                                            ---------
                                                            $ 720,000
                                                            =========

NOTE 9 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2004.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 10 - SEGMENT INFORMATION

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

The Company currently reported four principal operating segments: (i) Food Product Development, (ii) Security Training and Products, (iii) E-tailer, and
(iv) Business Consulting. The food product development segment owns the exclusive, worldwide license to Z-Trim. The Security training offers cost effective self-defense training courses and products with a uniquely targeted curriculum. The e-tailer segment is a distributor of pillows, blankets, and other bedding products. The business-consulting segment develops distinctive web sites and provides business-consulting services for the Company's wholly owned subsidiaries. The Company no longer reports segment information in the e-finance and software development division. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

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

Summarized financial information of the Company's results by operating segment is as follows:

                                                   Three Months ended
                                                       March 31,
                                                2004                 2003
-----------------------------------------------------------------------------
Net Revenue:
  Food Product Development                  $    12,968           $        --
  Security Training and Products                  1,219                 6,304
  E-tailer                                       97,939               154,141
  Business Consulting                            11,678                39,822
-----------------------------------------------------------------------------
  Total Net Revenue                         $   123,804           $   200,267
-----------------------------------------------------------------------------
Operating Income (Loss):
  Food Product Development                  $  (209,581)          $   (10,200)
  Security Training and Products                  1,018                 6,139
  E-tailer                                      (17,802)              (39,393)
  Business Consulting                        (1,429,069)             (296,665)
-----------------------------------------------------------------------------
  Operating income (loss)                   $(1,655,434)          $  (340,119)
-----------------------------------------------------------------------------
Net Income(Loss) before tax:
  Food Product Development                  $  (209,581)          $   (10,200)
  Security Training and Products                  1,018                 6,139
  E-tailer                                      (17,625)              (39,283)
  Business Consulting                        (1,418,696)             (218,410)
                                            ---------------------------------
Net (loss) by reportable segments           $(1,644,884)          $  (261,754)
All other net (loss)                             (3,375)               (3,428)
-----------------------------------------------------------------------------
Consolidated net loss before Tax            $(1,648,259)          $  (265,182)
-----------------------------------------------------------------------------

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

                                                      March 31,
      Total Assets:                             2004             2003
      ------------------------------------------------------------------
      Food Product Development              $   251,078      $        --
      Security Training and Products             11,070              112
      E-tailer                                  113,655          157,055
      Business Consulting                     4,031,489          914,202
                                            ----------------------------
                                              4,407,292        1,071,369
      All other segments                         21,280           40,789
                                            ----------------------------
      ------------------------------------------------------------------
      Consolidated assets                   $ 4,428,572      $ 1,112,158
      ------------------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)
Date:  May 12, 2004
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer

                                 EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

   31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

   31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

   32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

   32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

---------------------
* Filed herewith.