Form 10QSB
period 2004-06-30
CIRCLE GROUP HOLDINGS INC
filed 2004-08-16
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 001-32134
                                                ---------

                           CIRCLE GROUP HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            ILLINOIS                                         22-3768777
 -------------------------------                        ------------------
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

                                 Yes /X/       No / /

      The registrant has a single class of common stock, par value $.00005 per share, of which there are 38,200,910 shares issued and outstanding as of June 30, 2004.

         Transitional Small Business Disclosure Format (Alternative 2):

                                 Yes / /       No /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in understanding the financial condition and results of operations of Circle Group Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2004 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

OVERVIEW

Circle Group Holdings, Inc. (hereinafter referred to as "Circle Group", the "Company", "we", "us", or "our") is a pioneer of emerging technology companies. We provide small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

Circle Group was founded by Gregory J. Halpern, its Chairman and Chief Executive Officer, as an Illinois corporation in May 1994 under the original name, Circle Group Entertainment Ltd. In 1997, the Company changed its name to Circle Group Internet, Inc., and in 2002, it changed its name to Circle Group Holdings, Inc. The Company had no business operations except for research and development activities between May 1994 and January 1997. Since then, the Company has participated in several public and private offerings and has expanded its business. In 2002, the Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailor, and acquired FiberGel Technologies, Inc., which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement.

We have four operating wholly-owned subsidiaries: FiberGel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-aMaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

RECENT DEVELOPMENTS

Circle Group Holdings, Inc. was added to the Russell 3000 Index as of June 25, 2004. Membership in the Russell 3000 means that Circle Group is automatically included in the small-cap Russell 2000(r) for a period of one year. Russell Indexes are used by index fund managers as benchmarks for investment strategies. More than $300 billion is invested in funds that rely on Russell's U.S. indexes as investment models.

On July 26, 2004, Circle Group Holdings, Inc. entered into an agreement in principle to settle the lawsuit it filed against its former law firm, Atlas, Pearlman, Trop & Borkson, PA. Pursuant to the terms of the agreement, the parties agreed to release each other of all claims in exchange for a payment of $950,000 to the Company.

In June 2004, Circle Group reported the results from publicly held taste tests for Z-Trim, its zero calorie fat replacement, conducted at Eastern Illinois University by students in the Family and Consumer Sciences program, involving approximately 55 tasters. Recipes were created including fudge, ice cream, banana muffins, cheesecake, and chocolate cake. Studies were conducted to determine the optimal amount of Z-Trim in a recipe, without affecting the taste, texture or appearance. The outcome demonstrated that adding the product and eliminating up to 75 percent of the fat did not alter the original recipe's taste, or texture.

On June 16, 2004, Circle Group Holdings, Inc. held it's annual stockholder meeting on Wednesday. The meeting was held at the company's headquarters in Mundelein, Illinois.

In April, 2004 Greg Halpern, CEO of Circle Group Holdings, Inc. was honored by the Leadership Council during a luncheon and presented with the small public company "CEO of the Year" award by Hector Barreto, Administrator of the Small Business Administration in Washington, D.C.

Also in April 2004, Circle Group Holdings, Inc. announced results from a publicly held taste testing for Z-Trim. The tests, conducted at Eastern Illinois University by ten students in the Family and Consumer Sciences program, involved three-dozen tasters. Recipes were created including cookies, meat loaf, salad dressing and ice cream. The outcome demonstrated that adding the product didn't alter the original recipe's taste, no matter what food was used.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2004 COMPARED TO THE SAME PERIODS ENDING JUNE 30, 2003

Revenues

Revenues increased 9.5% for the three months ended June 30, 2004 from $199,822 for the three months ended June 30, 2003 to $218,724, as a result of an increase of $28,700 in product revenue, partially offset by a decrease of $9,800 in service revenue. The increase in product revenue was primarily due to the introduction of the Z-Trim products. The decrease in service revenue was primarily due to slower demand in security training services segment. Revenues decreased 14.4% for the six months ended June 30, 2004 from $400,089 for the six months ended June 30, 2003 to $342,528, as a result of the slower demand in e-tailer and security training segments, partially offset by the revenue generated by Z-Trim products of $46,350. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                               Three months ended June 30,
                                 2004               2003
                               --------           --------
   Products                    $201,089           $172,356
   Services                      17,635             27,466
                               --------           --------
Total Revenues                 $218,724           $199,822
                               ========           ========

                                Six months ended June 30,
                                 2004               2003
                               --------           --------
   Products                    $311,996           $326,497
   Services                      30,532             73,592
                               --------           --------
Total Revenues                 $342,528           $400,089
                               ========           ========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased to $925,163 for the three months ended June 30, 2004 from $312,355 for the three months ended June 30, 2003, Total operating expenses for the six month period ending June 30, 2004 increased to $2,489,404 for the six months ended June 30, 2004 from $597,178 for the six month period ending June 30, 2003. The increase in operating expenses was primarily due to introduction and promotion of Z-trim products, and the increase in investor and public relation expenses.

Other income

Total other income for the three months ended June 30, 2004 was $18,561 down from $165,567 for the comparable period in fiscal 2003. Other income for three months ended June 30, 2003 included a gain on sale of a trademark of $150,000. Total other income for the six months ended June 30, 2004 was $29,112 down from $243,932 for the comparable period in fiscal 2003. Other income for six months ended June 30, 2003 included a refund of $48,750 by a consultant of which the service was expensed in 2002, and a gain on sale of a trademark of $150,000.

Net loss

The Company reported net loss for the second quarter of 2004 of $937,853 or $0.02 per share, a 683% increase from the net loss of $119,771 or $0.00 per share for the second quarter of 2003. For the six months ending June 30, 2004, the Company reported a net loss of $2,586,112 or $0.07 per share or a 572% increase from the net loss of $384,952 or $0.02 per share for the six month period ending June 30, 2003. This was due to a combination of the introduction and promotion of Z-trim products, and an increase in investor and public relation expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had cash and cash equivalents of $2,757,748, compared to $422,883 at June 30, 2003 and $1,383,718 at December 31, 2003. The Company has
generated approximately $4,918,073 in additional operating capital through sale of its common stock in a private placement offering and options and warrant exercises during the first six months of 2004.

Net cash used by operating activities increased by 165% to $1,116,317 for the six months ended June 30, 2004 as compared to $420,552 for the six months ended June 30, 2003. The increase resulted primarily from our net loss of $2,586,112, partially offset by depreciation and amortization of $92,997, noncash expenses of $735,570, and an increase from the change in liabilities over assets of approximately $675,300.

Net cash used by investing activities was $2,415,709 for the six months ended June 30, 2004, primarily resulting from the additions of property and equipment for our Z-trim manufacturing facility. Net cash provided by investing activities was $134,710 for the six months ended June 30, 2003, primarily resulting from the proceeds of $150,000 we received from the sale of a trademark.

Net cash provided by financing activities was $4,906,056 for the six months ended June 30, 2004 compared to $586,266 for the six months ended June 30, 2003, primarily due to proceeds from sale of our stocks and from exercising of options and warrants approximately $4,918,073.

To successfully grow the individual segments of our business, we must improve our cash position, and the revenue base of each segment, as well as continue to succeed in our ability to raise additional capital through a combination of public or private equity offerings or strategic alliances. We also depend on certain important employees, and the loss of any of those employees may harm the business and its prospects.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risks are material risks that we face. If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT.

We have not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z-Trim, our fat replacement product. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of health care to drive demand for Z-Trim in the marketplace. Consequently, we cannot assure you that we will be able to gain the market acceptance necessary to achieve profitability.

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

WE MAY NEED ADDITIONAL FUNDING AND SUCH FUNDING MAY NOT BE AVAILABLE. IF SUCH FUNDING IS AVAILABLE, IT MAY NOT BE OFFERED ON SATISFACTORY TERMS.

We may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our ability to fund operations and continue as a going concern. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our business, results of operations and financial condition. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business segments, which may affect our overall business, results of operations and financial condition.

THE LOSS OF SERVICE OF KEY MANAGEMENT COULD HAVE A NEGATIVE IMPACT ON OUR PERFORMANCE.

Our success depends to a significant degree upon the performance of our founder and Chief Executive Officer, Gregory J. Halpern. The loss of service of Mr. Halpern could have a material adverse effect on our operating performance and viability as a going concern. Further, we are dependent upon our ability to attract and retain highly skilled managerial personnel. We believe that our future success in developing marketable products and achieving profitability will depend in large part upon whether we can attract and retain skilled personnel.

OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

Ownership of Circle Group is concentrated in management. As of June 1, 2004, Gregory J. Halpern, our Chairman and Chief Executive Officer, owns approximately 34% of the Company's common stock and all of the directors and officers collectively own approximately 39%. As a result holders of our common stock can be out-voted by management in most circumstances and thereby management can control the composition of our board of directors and our policies.

WE MAY EXPAND OUR OPERATIONS BY MAKING ACQUISITIONS WHICH COULD SUBJECT US TO A NUMBER OF OPERATIONAL RISKS.

In order to grow our business, we may expand our operations by acquiring other businesses in the future. We cannot predict whether or when any acquisitions will occur. Acquisitions commonly involve certain risks, and we cannot assure you that any acquired business will be successfully integrated into our operations or will perform as we expect. Any future acquisitions could involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management's attention from other business concerns. We may also enter into joint venture transactions. Joint ventures have the added risk that the other joint venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives.

OUR INABILITY TO SECURE AND PROTECT OUR INTELLECTUAL PROPERTY MAY RESULT IN COSTLY AND TIME-CONSUMING LITIGATION AND COULD IMPEDE US FROM EVER ATTAINING MARKET SUCCESS.

We hold several patents as well as copyrights and trademarks with respect to our products and expect to continue to file applications in the future as a means of protecting our intellectual property. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection. Additionally, there can be no assurance that competitors will not develop, patent or gain access to similar know-how and technology, or reverse engineer our products, or that any confidentiality agreements upon which we rely to protect our trade secrets and other proprietary information will be adequate to protect our proprietary technology. The occurrence of any such events could have a material adverse effect on our results of operations and financial condition.

OUR STOCK PRICE MAY DROP UNEXPECTEDLY DUE TO SHORT SELLING OF OUR COMMON STOCK IN THE MARKET.

We have experienced and may continue to experience unexpected decline in our stock price due to manipulation of the market by individuals who profit by short selling our common stock. Short selling occurs when an individual borrows shares from an investor through a broker and then sells those borrowed shares at the current market price. The "short seller" profits when the stock price falls because he or she can repurchase the stock at a lower price and pay back the person they borrowed, thereby making a profit. We cannot assure you that short sellers will not continue to drive the stock price down in the future, causing decline in the value of your investment.

THE FLUCTUATION IN OUR STOCK PRICE MAY RESULT IN A DECLINE IN THE VALUE OF YOUR INVESTMENT.

The price of our common stock may fluctuate widely, depending upon many factors, including the differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, short selling of our stock in the market, changes in general economic or market conditions and broad market fluctuations. Companies that experience volatility in the market price of their securities often are subject to securities class action litigation. This type of litigation, if instituted against us, could result in substantial costs and divert management's attention and resources away from our business.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the

Company's management, including its Chief Executive officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting identified in connection with management's evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 26, 2004 Circle Group Holdings, Inc. entered into an agreement in principle to settle the lawsuit it filed against its former law firm, Atlas, Pearlman, Trop & Borkson, PA. Pursuant to the terms of the agreement, the parties agreed to release each other of all claims in exchange for a payment of $950,000 to the Company.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2004, we sold an aggregate of 824,594 shares of our common stock in private offerings to individual accredited investors generating $3,710,675 in gross proceeds. No underwriters participated in the offerings and all of the shares were sold pursuant to Rule 506 of Regulation D. As part of the offerings, we also sold 1,001,814 warrants to purchase 1,001,814 additional shares of our common stock at a price of $6.00 per share for three years, and 571,000 shares of our common stock were issued and sold in connection with the exercise of outstanding options and warrants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 16, 2004, the stockholders of the Company elected six directors of the Company; approved the Company's 2004 Equity Incentive Plan; approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock, $.00005 par value, from 50,000,000 to 200,000,000; and ratified the appointment of Spector & Wong LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.


All of the nominees were elected to serve on the Board of Directors at the meeting. The voting results for the election of directors was as follows:

-------------------------- -------------------- ----------------
Name                       For                  Abstain
-------------------------- -------------------- ----------------
Gregory J. Halpern         29,725,928           63,594
-------------------------- -------------------- ----------------
Edward L. Halpern          29,729,928           59,594
-------------------------- -------------------- ----------------
Dana L. Dabney             29,729,928           59,594
-------------------------- -------------------- ----------------
Stanford J. Levin          29,755,828           33,694
-------------------------- -------------------- ----------------
Steven H. Salgan           29,755,828           33,694
-------------------------- -------------------- ----------------
Alan G. Orlowsky           29,755,828           33,694
-------------------------- -------------------- ----------------

The vote approving the 2004 Equity Incentive Plan was 23,785,766 shares for, 307,193 shares against and 14,400 abstained. The vote approving the amendment to the Company's Articles of Incorporation was 29,547,754 shares for, 233,528 shares against and 8,240 abstained. The vote ratifying the appointment of Spector & Wong LLP as independent auditors was 29,752,172 shares for, 15,000 shares against and 23,077 abstained. No votes were cast against any of the nominees for the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

Exhibit
No.          Description
-------      -----------

3.1          Articles of Incorporation of Circle Group Holdings, Inc.
             [Incorporated by reference to Exhibit 2.1 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

3.2          Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to
             Exhibit 2.2 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

3.3* Amendment to Articles of Incorporation of Circle Group Holdings, Inc. filed on June 25, 2004

4.1          Specimen Certificate for common stock [Incorporated by reference to
             Exhibit 3.1 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.1 Gregory J. Halpern Employment Agreement, dated January 2, 1999 and Addendum [Incorporated by reference to Exhibit 6.1 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.2 Michael Theriault Employment Agreement, dated June 1, 1999 [Incorporated by reference to Exhibit 6.3 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.3 Dana Dabney Employment Agreement, dated January 2, 1999 [Incorporated by reference to Exhibit 6.4 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.5 Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incrporated by reference to Exhibit 10.5 to Circle Group's Form S-3 filed on June 25, 2004]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc., dated May 20, 1999 [Incorporated by reference to
             Exhibit 6.6 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.7 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc., dated June 18, 1999 [Incorporated by reference to
             Exhibit 6.7 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.8 Stock Purchase Agreement, dated December 20, 2002, by and between CGI Capital and Rothschild Owens Hayes & Partners, Inc. [Incorporated by reference to Exhibit 6.8 to Circle Group's Form 10-KSB filed on April 14, 2003]

10.9 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern Incorporated by reference to Exhibit 6.11 to Circle Group's 10-KSB filed on April 14, 2003]

10.10 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and Utek Corporation [Incorporated by reference to Circle Group's Form 8-K filed on September 11, 2002]

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

---------------------

* Filed herewith.

         (b)    Reports on Form 8-K.

On May 12, 2004, Circle Group Holdings, Inc. furnished a Current Report on Form 8-K pursuant to Item 7 and 12 in connection with its issuance of a press release announcing its financial results for the first quarter of fiscal 2004 ended March 31, 2004.

                           CIRCLE GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES

                          Index to Financial Statements
                         ------------------------------


Consolidated Balance Sheet at
  June 30, 2004 (unaudited) ........................................... F-1

Consolidated Statement of
  Operations as of June 30, 2004 (unaudited) .......................... F-2

Consolidated Statements of
  Cash Flows as of June 30, 2004 (unaudited) .......................... F-3

Notes to Interim Unaudited
  Consolidated Financial Statements.................................... F-4

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

JUNE 30, 2004
--------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                  $  2,757,748
  Accounts receivable, net of allowance for doubtful
    accounts of $6,096                                                            112,736
  Prepaid expenses                                                                 21,648
  Inventories                                                                      63,682
                                                                             ------------
    TOTAL CURRENT ASSETS                                                        2,955,814
                                                                             ------------

Property and equipment, net of accumulated depreciation of $899,027             3,057,966
                                                                             ------------
Other Assets
  Deposits                                                                         11,103
  Purchase intangible assets, net                                                 580,416
                                                                             ------------
                                                                                  591,519
                                                                             ------------

      TOTAL ASSETS                                                           $  6,605,299
                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                           $     90,638
  Accrued expenses and other current liabilities                                  990,987
  Note payable to related party                                                    25,000
  Capital lease obligations, current portion                                       13,321
                                                                             ------------
                                                                                1,119,946
Long-Term Liabilities,
  Capital lease obligations, net of current portion                                75,532
                                                                             ------------

    TOTAL LIABILITIES                                                           1,195,478
                                                                             ------------

Minority Deficit                                                                  (45,406)

Stockholders' Equity
  Common stock, $0.00005 par value; authorized 50,000,000 shares;
   issued and outstanding 38,200,910 shares                                         1,910
  Common stock to be issued                                                            50
  Additional paid-in capital                                                   33,285,869
  Notes receivable for issuance of stock                                       (2,290,000)
  Unamortized expenses                                                            (35,166)
  Accumulated Deficit                                                         (25,496,167)
  Treasury stock, at cost                                                         (11,269)
                                                                             ------------
                                                                                5,455,227
                                                                             ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  6,605,299
                                                                             ============


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For Three Months ended                     For Six Months ended
                                                           June 30,                                  June 30,
                                                  2004                 2003                 2004                 2003
--------------------------------------------------------------------------------------------------------------------------
Revenues:
  Products                                    $    201,089         $    172,356         $    311,996         $    326,497
  Services                                          17,635               27,466               30,532               73,592
--------------------------------------------------------------------------------------------------------------------------
    Total revenues                                 218,724              199,822              342,528              400,089
--------------------------------------------------------------------------------------------------------------------------

Cost of Revenues:
  Products                                         216,485              106,486              331,594              259,028
  Services                                          33,490               66,319              136,754              172,767
--------------------------------------------------------------------------------------------------------------------------
    Total cost of revenues                         249,975              172,805              468,348              431,795
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative              916,579              312,355            2,472,237              597,178
  Amortization of intangible assets                  8,584                 --                 17,167                 --
--------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                       925,163              312,355            2,489,404              597,178
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
     OPERATING (LOSS)                             (956,414)            (285,338)          (2,615,224)            (628,884)
--------------------------------------------------------------------------------------------------------------------------

Other incomes (expenses):
  Other income                                      21,500               23,202               35,945              106,718
  Interest income                                    2,391                  467                4,622                  989
  Gain on sales of long-lived assets                  --                155,554                 --                155,554
  Interest (expense)                                (5,330)             (13,656)             (11,455)             (19,329)
--------------------------------------------------------------------------------------------------------------------------
    Total other income (expenses)                   18,561              165,567               29,112              243,932
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
         NET (LOSS)                           $   (937,853)        $   (119,771)        $ (2,586,112)        $   (384,952)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Net loss per Share - Basic and Diluted        $      (0.02)        $      (0.00)        $      (0.07)        $      (0.02)
--------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares               37,714,771           26,112,113           35,947,158           25,131,945


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR SIX MONTHS ENDED JUNE 30,                                                    2004               2003
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                                 $(2,586,112)        $  (384,952)
  Adjustments to reconcile net (loss) to net cash used in operations:
   Minority deficit                                                              (34,080)               --
   Depreciation and amortization                                                  92,997              74,303
   Gain on disposal of long-lived assets                                            --              (155,554)
   Issuance of common stocks and warrants for services                           324,870             292,047
   Amortization of noncash expenses                                              410,700                --
   Cancellation of common stock for services not performed                          --               (48,750)
   (Increase) decrease in:
     Accounts receivable                                                         (43,579)            (55,100)
     Inventory                                                                   (45,633)             10,582
     Prepaid expenses and other assets                                            (5,328)               (983)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                       769,848            (152,145)
-------------------------------------------------------------------------------------------------------------
   CASH FLOWS (USED IN) OPERATING ACTIVITIES                                  (1,116,317)           (420,552)
-------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Employee loans and advances                                                       --               (21,665)
  Proceeds from disposal of property and equipment                                  --                 6,375
  Proceeds from sales of intangible assets                                          --               150,000
  Purchase of property and equipment                                          (2,415,709)               --
-------------------------------------------------------------------------------------------------------------
   CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (2,415,709)            134,710
-------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Net payments on capital lease obligations                                      (12,017)             (8,811)
  Repayments to officers                                                            --               (14,000)
  Net proceeds from stock subscription                                              --               287,720
  Exercise of options and warrants                                             2,156,898              68,107
  Net proceeds from sales of stock                                             2,761,175             253,250
-------------------------------------------------------------------------------------------------------------
   CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                 4,906,056             586,266
-------------------------------------------------------------------------------------------------------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,374,030             300,424

Cash and cash equivalents, at beginning of period                              1,383,718             122,459
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                  $ 2,757,748         $   422,883
-------------------------------------------------------------------------------------------------------------


Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                            $    11,455         $    17,886
Supplemental schedule of noncash investing and financing activities:
  Notes receivable incurred for issuance of stocks                           $ 2,290,000         $   550,000
  Retirement of common stock to reduce an employee loan                      $      --           $    10,000
  Issuance of common stock to acquire license rights                         $      --           $    75,000


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Circle Group Holdings, Inc. (the "Company") is a pioneer of emerging technology companies. The Company provide small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

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

Presentation of Interim Information

The financial information at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2003.

The results for the three and six months ended June 30, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - PRO PORMA STOCK COMPENSATION EXPENSES (CONTINUED)

                                                              Three Months ended                      Six Months ended
                                                                   June 30,                                June 30,
                                                           2004                2003               2004                 2003
-------------------------------------------------      -----------         -----------         -----------         -----------
Net loss, as reported                                  $  (937,853)        $  (119,771)        $(2,586,112)        $  (384,952)

Deduct: Total stock-based employee compensation
 expense determined under the fair value of
 awards net of tax related effects                         670,969              40,790           1,288,272              81,581
                                                       -----------         -----------         -----------         -----------

Pro forma net (loss)                                   $(1,608,822)        $  (160,561)        $(3,874,384)        $  (466,533)
                                                       ===========         ===========         ===========         ===========

Reported net loss per share-basic and diluted          $     (0.02)        $     (0.00)        $     (0.07)        $     (0.02)
                                                       ===========         ===========         ===========         ===========

Pro forma net loss per share-basic and diluted         $     (0.04)        $     (0.01)        $     (0.11)        $     (0.02)
                                                       ===========         ===========         ===========         ===========


NOTE 3 - INVENTORIES

                                  June 30, 2004
                                  -------------
Raw Materials                        $60,441
Work-in-process                          966
Finished Goods                         2,275
                                     -------
  Total inventory                    $63,682
                                     =======


NOTE 4 - PROPERTY AND EQUIPMENT

                                                                 June 30, 2004
                                                                 -------------
Leasehold improvements                                            $   611,530
Leasehold improvements - in construction                              370,902
Computer equipment and related software                               305,417
Office equipment and furniture                                        600,310
Production, engineering and other equipment                           277,495
Production, engineering and other equipment - in construction       1,791,339
                                                                  -----------
                                                                    3,956,993
Accumulated depreciation                                             (899,027)
                                                                  -----------
  Total property and equipment                                    $ 3,057,966
                                                                  ===========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - PURCHASED INTANGIBLE ASSETS, NET

During the first six months of fiscal 2004, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:

                                   Gross
                                  Carrying        Accumulated
                                   Amount        Amortization           Net
                                  --------       ------------        --------
License Rights to
 Developed Technology             $420,000         $(26,250)         $393,750
 Website                           200,000          (13,334)          186,666
                                  --------         --------          --------
  Total intangibles               $620,000         $(39,584)         $580,416
                                  ========         ========          ========


Amortization of intangibles was $17,167 for the six months ended June 30, 2003. There was no amortization for the six months ended June 30, 2003.

Based  on the  carrying  amount  of the  intangibles  as of June 30,  2004,  and
assuming  no  impairment  of  the  underlying   assets,   the  estimated  future
amortization is as follows:

Years ended December 31,
---------------------------------------------------
2004 (July 1, 2004 to December 31, 2004)                        $ 17,166
2005                                                              34,333
2006                                                              34,333
2007                                                              34,333
Thereafter                                                       460,251
                                                                --------
Total amortization                                              $580,416
                                                                ========


Sale of Fair Play Mark

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

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                              June 30, 2004
                                                              -------------
Accrued payroll                                                 $ 11,701
Accrued legal and professional fees                              387,620
Accrued liabilities-property and equipment                       543,206
Other accrued expenses                                            48,460
                                                                --------
  Total accrued expenses and other current liabilities          $990,987
                                                                ========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY

Private Placement Offering

In March 2004, the Company conducted a self-underwritten offering of the Company's common stock up to $5 million. The stock was sold for $100,000 per unit. Each unit consists of 22,222 shares of common stock and 22,222 warrants. The warrants are exercisable at $6.00 per share and expire in three (3) years after purchase of the above described unit. Through June 30, 2004, the Company sold 1,126,813 shares, and received net proceeds of $2,761,175 and a note receivable of $2.04 million. The note bears zero interest and is due on December 31, 2004.

Exercising of stock warrants and options

During the first six months of 2004, there are 4,440,590 stock warrants and options exercised. The Company received $2,156,898 in cash and a note receivable of $250,000 upon exercising. The note carries an interest rate of 5% per annum and is pledged by the stocks. Principal and interest are due on June 30, 2006.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                          Three Months ended                  Six Months ended
                                                               June 30,                            June 30,
                                                        2004              2003              2004              2003
----------------------------------------------------------------      ------------      ------------      ------------
Numerator:
----------------------------------------------------------------      ------------      ------------      ------------
  Net (loss)                                        $   (937,853)     $   (119,771)     $ (2,586,112)     $   (384,952)
----------------------------------------------------------------      ------------      ------------      ------------

Denominator:
----------------------------------------------------------------      ------------      ------------      ------------
  Weighted average number of shares outstanding       37,714,771        26,112,113        35,947,158        25,131,945
----------------------------------------------------------------      ------------      ------------      ------------

----------------------------------------------------------------      ------------      ------------      ------------
Net (loss) per share-basic and diluted              $      (0.02)     $      (0.00)     $      (0.07)     $      (0.02)
----------------------------------------------------------------      ------------      ------------      ------------

As the Company incurred net losses for the three and six months ended June 30, 2004, the effect of dilutive securities totaling 6,001,005 and 5,717,659 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. As the Company incurred net losses for the three and six months ended June 30, 2003, the effect of dilutive securities totaling 3,934,542 and 3,807,510 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 - RELATED PARTY TRANSACTION

In February 2004, the Chairman of the Board of Director exercised his 720,000 stock options at $0.05 per share, or aggregate of $36,000. The Company received $8,000 in cash and the balance of $28,000 was charged as payments for his service rendered.

NOTE 10 - WITHDRAWAL FROM REGISTRATION AS A BROKER-DEALER

On January 27, 2004, the Company's wholly-owned subsidiary, CGI Capital, Inc., filed an application of withdrawal from registration as a broker or dealer. The application is subject to SEC approval.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - NEW BUILDING LEASE

In March 2004, the Company has leased the remaining 22,000 square feet of space located adjacent to its executive offices in Mundelein, Illinois as part of a planned expansion of its Z-Trim(TM) production capacity. The new lease requires monthly rental payments of $20,000 and expires in March 2007. Taxes, insurance and maintenance are billed when due.

The future minimum annual rental payments under the new lease are as follows:

   Year ended December 31,                  Amount
-------------------------------            --------
2004 (July 2004 to December 2004)          $120,000
2005                                        240,000
2006                                        240,000
2007                                         60,000
                                           --------
                                           $660,000
                                           ========

NOTE 12 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2004.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 13 - SEGMENT INFORMATION

The Company evaluates its reporting segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Summarized financial information of the Company's results by operating segment is as follows:

                                            Three Months ended                Six Months ended
                                                 June 30,                          June 30,
                                           2004            2003              2004            2003
-------------------------------------------------------------------      ----------------------------
Net Revenue:
  Food Product Development             $    33,382      $      --        $    46,350      $      --
  Security Training and Products               810            9,064            2,029           15,368
  E-tailer                                 167,707          172,252          265,646          326,393
  Business Consulting                       16,825           18,506           28,503           58,328
-------------------------------------------------------------------      ----------------------------
  Total Net Revenue                    $   218,724      $   199,822      $   342,528      $   400,089
-------------------------------------------------------------------      ----------------------------
Operating Income (Loss):
  Food Product Development             $  (375,977)     $   (57,290)     $  (585,558)     $   (67,490)
  Security Training and Products               755            6,422            1,773           12,561
  E-tailer                                  14,217           35,125           (3,585)          (4,268)
  Business Consulting                     (592,066)        (266,167)      (2,021,135)        (562,832)
-------------------------------------------------------------------      ----------------------------
  Operating income (loss)              $  (953,071)     $  (281,910)     $(2,608,505)     $  (622,029)
-------------------------------------------------------------------      ----------------------------
Net Income (Loss) before tax:
  Food Product Development             $  (375,977)     $   (57,290)     $  (585,558)     $   (67,490)
  Security Training and Products               755            6,422            1,773           12,561
  E-tailer                                  14,241           35,808           (3,384)          (3,475)
  Business Consulting                     (573,529)        (101,285)      (1,992,225)        (319,695)
-------------------------------------------------------------------      ----------------------------
Net (loss) by  reportable segments     $  (934,510)     $  (116,345)     $(2,579,394)     $  (378,099)
All other net (loss)                        (3,343)          (3,425)          (6,718)          (6,853)
-------------------------------------------------------------------      ----------------------------
Consolidated net loss before Tax       $  (937,853)     $  (119,770)     $(2,586,112)     $  (384,952)
-------------------------------------------------------------------      ----------------------------


                                                   June 30,
Total Assets:                              2004                2003
----------------------------------------------------------------------
Food Product Development                $2,407,264          $     --
Security Training and Products              11,826               9,167
E-tailer                                   150,513             172,772
Business Consulting                      4,011,703           1,203,857
                                        ------------------------------
                                         6,581,306           1,385,796
All other segments                          23,993              37,362
                                        ------------------------------

----------------------------------------------------------------------
Consolidated assets                     $6,605,299          $1,423,158
----------------------------------------------------------------------

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENT

On July 26, 2004, the Company entered into an agreement in principle to settle the lawsuit it filed against its former law firm in August 2001. Pursuant to the terms of the agreement, the parties have agreed to release each other of all claims in exchange for a payment of $950,000 to the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CIRCLE GROUP HOLDINGS, INC.
                                 (Registrant)
Date:  August 16, 2004

                                  By: /s/ Gregory J. Halpern
                                      ------------------------------------------
                                      Gregory J. Halpern, Chairman of the Board,
                                      President and Chief Executive Officer

                                  By: /s/ Dana L. Dabney
                                      ------------------------------------------
                                      Dana L. Dabney, Chief Financial
                                      Officer

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

   3.3* Amendment to Articles of Incorporation of the Company filed on June 25, 2004.

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