Form 10QSB
period 2004-09-30
CIRCLE GROUP HOLDINGS INC
filed 2004-11-15
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

                                 Yes /X/       No / /

      The registrant has a single class of common stock, par value $.00005 per share, of which there are 38,814,872 shares issued and outstanding as of September 30, 2004.

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

Circle Group was founded in May 1994 under the original name, Circle Group Entertainment Ltd. and changed its name to Circle Group Holdings, Inc. in 2002. The Company had no business operations except for research and development activities between May 1994 and January 1997. In 2002, the Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailor, and acquired Fiber-Gel Technologies, Inc., which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement.

We have four operating subsidiaries: Fiber-Gel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

RECENT DEVELOPMENTS

In September 2004 Circle Group entered into an agreement with Gassman Engineers, Inc. and Meridian Mechanical Corporation to develop a commercial version of its Lidar(TM) and ThraxVac(TM) technologies, which were originally developed at the U.S. Department of Energy's Brookhaven National Laboratory.

On September 28, 2004, Z-Amaize Technologies signed an agreement to provide NOVOC Performance Resins with Z-Bind for use in its products. NOVOC has identified a use for a neutral pH version of Z-Bind in which they could use up to several million pounds per year once fully commercialized, and the agreement also provides for the joint development of additional versions of Z-Bind.

In September 2004 Z-Amaize Technologies, entered into an agreement valued at $2.6 million over three years to supply its newest product Z-Bind to Senticore, Inc.

On August 25, 2004 Circle Group commemorated the opening of its new production facility in Mundelein, Illinois with an official ribbon cutting ceremony. When fully operational the eco-compliant facility will be capable of producing up to one million pounds annually of Z-Trim(TM). In addition, the plant will also be able to produce up to ten million gallons of Z-Bind(TM) adhesive resin and polymer extenders for use by the plywood, concrete and construction industries.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIODS ENDING SEPTEMBER 30, 2003

Revenues

Revenues increased 33.4% for the three months ended September 30, 2004 from $130,783 for the three months ended September 30, 2003 to $174,409, as a result of an increase of $47,490 in product revenue, partially offset by a decrease of $3,864 in service revenue. The increase in product revenue was primarily due to the introduction of the Z-Trim products and the increase in demand by e-tailer customers. The decrease in service revenue was primarily due to slower demand in security training services segment. Revenues decreased slightly by 2.6% for the nine months ended September 30, 2004 from $530,872 for the nine months ended September 30, 2003 to $516,936, as a result of the slower demand in e-tailer products, security training and business consulting services, partially offset by the revenue generated by Z-Trim products of $49,111. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                              Three months ended September 30,
                                                 2004               2003
                                              ---------          ---------
               Products                       $ 174,885          $ 127,395
               Services                            (476)             3,388
                                              ---------          ---------
            Total Revenues                    $ 174,409          $ 130,783
                                              =========          =========

                                              Nine months ended September 30,
                                                 2004               2003
                                              ---------          ---------
               Products                       $ 486,880          $ 453,892
               Services                          30,056             76,980
                                              ---------          ---------
            Total Revenues                    $ 516,936          $ 530,872
                                              =========          =========


Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased to $990,806 for the three months ended September 30, 2004 from $917,685 for the three months ended September 30, 2003, Total operating expenses for the nine month period ending September 30, 2004 increased to $3,480,210 for the nine months ended September 30, 2004 from $1,514,863 for the nine month period ending September 30, 2003. The increase in operating expenses was primarily due to introduction and promotion of Z-trim products, and the increase in investor and public relation expenses.

Other income

Total other income for the three months ended September 30, 2004 was $964,729 up from a deficit of $2,388 for the comparable period in fiscal 2003. Total other income for the nine months ended September 30, 2004 was $993,841 up from $241,544 for the comparable period in fiscal 2003. Other income for nine months ended September 30, 2004 included a settlement of $950,000 received from former legal counsel. Other income for nine months ended September 30, 2003 included a refund of $48,750 by a consultant of which the service was expensed in 2002, and a gain on sale of a trademark of $150,000.

Net loss

The Company reported a net income for the third quarter of 2004 of $56,827 or $0.00 per share. The reported net income primarily included a settlement gain of $950,000 received from former legal counsel. Net of this gain, the Company incurred a net loss of $893,173 or $0.02 per share, a 6.7% improvement from the net loss of $957,513 or $0.03 per share for the third quarter of 2003. For the nine months ending September 30, 2004, the Company reported a net loss of $2,529,285 or $0.07 per share or a 100% increase from the net loss of $1,342,465 or $0.05 per share for the nine month period ending September 30, 2003. This was due to a combination of the building of the new Fiber-Gel Technologies production facility and product development and introduction and promotion of Z-trim products, and an increase in investor and public relation expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had cash and cash equivalents of $602,741, compared to $1,688,581 at September 30, 2003 and $1,383,718 at December 31, 2003. The
Company has generated approximately $4,954,839 in additional operating capital through the sale of its common stock in a private placement offering and options and warrant exercises during the first nine months of 2004.

Net cash used by operating activities decreased by 44.6% to $468,150 for the nine months ended September 30, 2004 as compared to $844,496 for the nine months ended September 30, 2003. The decrease resulted primarily from our net loss of $2,529,285, partially offset by depreciation and amortization of $124,986, noncash expenses of $777,652, and an increase from the change in liabilities over assets of approximately $1.16 million.

Net cash used by investing activities was $5,249,104 for the nine months ended September 30, 2004, primarily resulting from the additions of property and equipment for our Z-trim manufacturing facility. Net cash provided by investing activities was $150,572 for the nine months ended September 30, 2003, primarily resulting from the proceeds of $150,000 we received from the sale of a trademark.

Net cash provided by financing activities was $4,936,277 for the nine months ended September 30, 2004 compared to $2,260,046 for the nine months ended September 30, 2003, primarily due to proceeds from the sale of our stock and from the exercising of options and warrants of approximately $4.9 million.

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

OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

Ownership of Circle Group is concentrated in management. As of September 30, 2004, Gregory J. Halpern, our Chairman and Chief Executive Officer, owns approximately 32% of the Company's common stock and all of the directors and officers collectively own approximately 37%. As a result holders of our common stock can be out-voted by management in most circumstances and thereby management can control the composition of our board of directors and our policies.

WE MAY EXPAND OUR OPERATIONS BY MAKING ACQUISITIONS WHICH COULD SUBJECT US TO A NUMBER OF OPERATIONAL RISKS.

In order to grow our business, we may expand our operations by acquiring other businesses in the future. We cannot predict whether or when any acquisitions will occur. Acquisitions commonly involve certain risks, and we cannot assure you that any acquired business will be successfully integrated into our operations or will perform as we expect. Any future acquisitions could involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management's attention from other business concerns We may also enter into joint venture transactions. Joint ventures have the added risk that the other joint venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 20, 1997, the Company registered the domain name, (justdoit.net), and thereafter began using it as the Company's primary website and e-mail domain. Nike subsequently initiated proceedings with the WIPO (World Intellectual Property Organization) in an effort to cause the Company to turn over the (justdoit.net) domain to Nike. The Company won a favorable decision from the WIPO. On October 7, 2002, Nike filed a federal lawsuit in the United District Court for the Northern District of Illinois against the Company in Nike, Inc. v. Circle Group Internet, Inc., alleging violations of the ACPA (Anti-Cybersquatting Consumer Protection Act), the Lanham Act and state unfair competition laws. On May 21, 2004, the judge in the matter granted Nike's motion for judgment as a matter of law. Damages have not yet been awarded. On August 31, 2004, Nike file an amended complaint, thus, reopening discovery proceedings, which are currently underway.

In August 2004, a complaint was filed in the United States District Court for the Southern District of New York against the Company in Richard M. Wexler v. Circle Group Holdings, Inc. The matter has been removed to federal court. In the complaint, the plaintiff alleges that the Company breached a contract by failing to issue freely trading and registered common stock pursuant to plaintiff's exercise of certain warrants. The Company has filed a motion to dismiss the case or transfer to Illinois on the grounds of lack of personal jurisdiction, venue or forum non conveniens. A ruling on the motion is expected in the first or second quarter of
2005.

In September 2004, a second complaint alleging similar claims to those made in Richard M. Wexler v. Circle Group Holdings, Inc. was filed in the United States District Court for the Northern District of Illinois against the Company in Willow Cove Investment Group, Inc. v. Circle Group Holdings, Inc. The Company filed a motion to dismiss. The plaintiff has decided not to respond to the Company's motion to dismiss but rather file an amended complaint. The Company is waiting for the amended complaint to be filed and plans to respond accordingly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

Exhibit             Description
No.                 -----------
------
3.1 Articles of Incorporation of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.1 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

3.2     Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to
        Exhibit 2.2 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

3.3 Amendment to Articles of Incorporation of Circle Group Holdings, Inc. filed on June 25, 2004 [Incorporated by reference to Exhibit 3.3 to Circle Group's Form 10-QSB filed on August 16, 2004]

4.1     Specimen Certificate for common stock [Incorporated by reference to
        Exhibit 3.1 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.1 Gregory J. Halpern Employment Agreement, dated January 2, 1999 and Addendum [Incorporated by reference to Exhibit 6.1 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.2 Michael Theriault Employment Agreement, dated June 1, 1999 [Incorporated by reference to Exhibit 6.3 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.3 Dana Dabney Employment Agreement, dated January 2, 1999 [Incorporated by reference to Exhibit 6.4 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.5 Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.5 to Circle Group's Form S-3 filed on June 25, 2004]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc., dated May 20, 1999 [Incorporated by reference to Exhibit
        6.6 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

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

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

---------------------
* Filed herewith.

        (b)     Reports on Form 8-K.

On August 16, 2004, Circle Group Holdings, Inc. furnished a Current Report on Form 8-K pursuant to Item 7 and 12 in connection with its issuance of a press release announcing its financial results for the second quarter of fiscal 2004 ended June 30, 2004.

                           CIRCLE GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES


                          Index to Financial Statements
                          -----------------------------


Consolidated Balance Sheet at
  June 30, 2004 (unaudited) ........................................... F-1

Consolidated Statement of
  Operations as of September 30, 2004 (unaudited) .......................... F-2

Consolidated Statements of
  Cash Flows as of September, 2004 (unaudited) .......................... F-3

Notes to Interim Unaudited
  Consolidated Financial Statements.................................... F-4

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


                                     ASSETS
Current Assets
  Cash and cash equivalents                                      $      602,741
  Accounts receivable, net of allowance for doubtful
    accounts of $6,692                                                   88,792
  Prepaid expenses                                                       37,323
  Inventories                                                            62,847
                                                                 --------------
    TOTAL CURRENT ASSETS                                                791,703
                                                                 --------------

Property and Equipment, net of accumulated depreciation
  of $919,833                                                         5,867,956
                                                                 --------------

Other Assets
  Deposits                                                               11,103
  Purchased intangible assets, net                                      571,832
                                                                 --------------
    Total other assets                                                  582,935
                                                                 --------------

TOTAL ASSETS                                                     $    7,242,594
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                               $       85,879
  Accrued expenses and other current liabilities                      1,469,832
  Notes payable to related parties                                       25,000
  Capital lease obligations, current portion                             28,901
                                                                 --------------
    Total current liabilities                                         1,609,612

Capital lease obligations, net of current portion                        53,406
                                                                 --------------

    TOTAL LIABILITIES                                                 1,663,018
                                                                 --------------

Minority Deficit                                                        (58,711)

Stockholders' Equity
  Common stock, $0.00005 par value; 50,000,000 shares
    authorized; 38,914,872 shares issued and outstanding                  1,946
  Common stock to be issued                                                  22
  Additional paid-in capital                                         33,376,928
  Notes receivable for issuance of stock                             (2,290,000)
  Accumulated deficit                                               (25,439,340)
  Treasury stock, at cost                                               (11,269)
                                                                 --------------
    TOTAL STOCKHOLDERS' EQUITY                                        5,638,287
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    7,242,594
                                                                 ==============

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For Three Months ended            For Nine Months ended
                                                         September 30,                     September 30,
                                                     2004             2003             2004             2003
----------------------------------------------------------------------------------------------------------------
                                                                   (Restated)                        (Restated)
Revenues:
  Products                                       $    174,885     $    127,395     $    486,880     $    453,892
  Services                                               (476)           3,388           30,056           76,980
================================================================================================================
    Total revenues                                    174,409          130,783          516,936          530,872
================================================================================================================

Cost of revenues:
  Products                                            122,366           55,597          453,959          314,625
  Services                                            (30,861)         112,626          105,893          285,393
================================================================================================================
    Total cost of revenues                             91,505          168,223          559,852          600,018
================================================================================================================

Operating expenses:
  Selling, general and administrative                 982,222          914,352        3,454,459        1,511,530
  Amortization of intangible assets                     8,584            3,333           25,751            3,333
================================================================================================================
    Total operating expenses                          990,806          917,685        3,480,210        1,514,863
================================================================================================================

================================================================================================================
     OPERATING (LOSS)                                (907,902)        (955,125)      (3,523,126)      (1,584,009)
================================================================================================================

Other incomes (expenses):
  Rental and other income                              15,507           20,309           49,452          127,027
  Interest income                                       1,626            1,008            6,249            1,997
  Settlement gain                                     951,000                0          953,000                0
  Interest Expense                                     (3,404)         (23,705)         (14,860)         (43,034)
  Gain on disposal of long-lived assets                     0                0                0          155,554
================================================================================================================
    Total other incomes (expenses)                    964,729           (2,388)         993,841          241,544
================================================================================================================

================================================================================================================
     NET INCOME (LOSS)                           $     56,827     $   (957,513)    $ (2,529,285)    $ (1,342,465)
================================================================================================================

================================================================================================================
Net income (loss) per share-basic and diluted    $       0.00     $      (0.03)    $      (0.07)    $      (0.05)
================================================================================================================

Weighted Average Number of Shares                  38,844,872       27,620,651       36,913,063       25,961,513


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR NINE MONTHS ENDED SEPTEMBER 30,                                                   2004             2003
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income (loss)                                                               $ (2,529,285)    $ (1,342,465)
  Adjustments to reconcile net income (loss) to net cash (used in) operations:
   Minority Deficit                                                                    (47,385)               0
   Depreciation and amortization                                                       124,986          114,184
   Issuance of common stocks and warrants for services                                 379,170          826,255
   Gain on disposal of long-lived assets                                                     0         (155,554)
   (Gain) on sale of subsidiary                                                              0           (8,635)
   Amortization of noncash expenses                                                    445,867                0
   (Increase) decrease in:
     Accounts receivable, net                                                          (19,635)         (26,192)
     Inventory                                                                         (44,798)          (4,241)
     Prepaid expenses and other assets                                                 (21,004)             504
   Increase (decrease) in:
     Accounts payable and accrued expenses                                           1,243,934         (248,352)
---------------------------------------------------------------------------------------------------------------
   NET CASH (USED IN) OPERATING ACTIVITIES                                            (468,150)        (844,496)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Employee loans and advances                                                                0          (15,803)
  Proceeds from disposition of property and equipment                                      650            6,375
  Proceeds from sale of intangible assets                                                    0          150,000
  Proceeds from sale of subsidiary                                                           0           10,000
  Purchase of property and equipment                                                (5,249,754)               0
---------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (5,249,104)         150,572
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Exercise of stock options and warrants                                             2,193,664          108,687
  Net proceeds from sale of stock                                                    2,761,175          250,000
  Net proceeds from stock subscription                                                       0          979,220
  Net proceeds from subsidiary stock offering                                                0          950,000
  Net payments on capital lease obligations                                            (18,562)         (13,761)
  Repayments to officers                                                                     0          (14,100)
===============================================================================================================
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         4,936,277        2,260,046
===============================================================================================================

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (780,977)       1,566,122

Cash and cash equivalents, at beginning of period                                    1,383,718          122,459
                                                                                  -----------------------------

===============================================================================================================
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                       $    602,741     $  1,688,581
===============================================================================================================

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                 $     14,860     $      2,238

Supplemental schedule of noncash investing and financing activities:
  Note receivable incurred for issuance of stocks                                 $  2,290,000     $     50,000
  Issuance of stocks to acquire license rights                                    $          0     $    275,000
  Retirement of common stock to reduce employee loan                              $          0     $     10,000
  Exercising of stock options to retire note payable                              $          0     $    193,500

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Circle Group Holdings, Inc. (the "Company") is a pioneer of emerging technology companies. The Company provide small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

The Company has participated in several public and private offerings and has expanded its business. In 2002, the Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailor and acquired Fiber-Gel Technologies, Inc. ("Fiber-Gel"), which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement.

Circle Group operates through its Fiber-Gel, Mini-Raman Lidar Technology, ThraxVac Technology, The Brave Way Training Systems, Inc., Consulting CGI, On-Line Bedding Corp., and Z-Amaize Technologies, Inc. divisions.

On March 31, 2004, the Company's common stock was approved to be trading on the American Stock Exchange under the symbol, CXN.

A summary of significant accounting policies follows.

Presentation of Interim Information
-----------------------------------

The financial information at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2003.

The results for the three and nine months ended September 30, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

Principle of Consolidation and Presentation
-------------------------------------------

The accompanying consolidated financial statements include the accounts of Circle Group Holdings Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

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

NOTE 2 - GOING CONCERN (CONTINUED)

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

The Company has generated approximately $4,954,839 in additional operating capital during the year through sales of its common stock in a private placement offering and in exercising of options and warrants.

NOTE 3 - PRO PORMA STOCK COMPENSATION EXPENSES

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



                                                        Three Months ended          Nine Months ended
                                                           September 30,               September 30,
                                                        2004          2003          2004          2003
--------------------------------------------------  -----------   -----------   -----------   -----------
Net income (loss), as reported                      $    56,827   $  (957,513)  $(2,529,285)  $(1,342,465)

Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects                             664,649        40,791     1,439,731       122,372
                                                    -----------   -----------   -----------   -----------

Pro forma net (loss)                                $  (607,822)  $  (998,304)  $(3,969,016)  $(1,464,837)
                                                    ===========   ===========   ===========   ===========

Reported net loss per share-basic and diluted       $      0.00   $     (0.03)  $     (0.07)  $     (0.05)
                                                    ===========   ===========   ===========   ===========

Pro forma net loss per share-basic and diluted      $     (0.02)  $     (0.04)  $     (0.11)  $     (0.06)
                                                    ===========   ===========   ===========   ===========


NOTE 4 - INVENTORIES

                                                                   September 30,
                                                                       2004
                                                                   ------------
Raw Materials                                                       $   59,393
Work-in-process                                                             --
Finished Goods                                                           3,454
                                                                    ----------
  Total inventory                                                   $   62,847
                                                                    ==========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - PROPERTY AND EQUIPMENT

                                                                   September 30,
                                                                        2004
                                                                   ------------
Leasehold improvements                                              $   611,530
Leasehold improvements - in construction                              1,309,589
Computer equipment and related software                                 305,417
Office equipment and furniture                                          597,711
Production, engineering and other equipment                              72,424
Production, engineering and other equipment - in construction         3,891,118
                                                                    -----------
                                                                      6,787,789
Accumulated depreciation                                               (919,833)
                                                                    -----------
  Total property and equipment                                      $ 5,867,956
                                                                    ===========

NOTE 6 - PURCHASED INTANGIBLE ASSETS, NET

During the first nine months of fiscal 2004, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:

                                             Gross
                                            Carrying   Accumulated
                                             Amount    Amortization       Net
----------------------------------------   ----------  ------------   ----------
License Rights to
 Developed Technology                      $  420,000   $  (31,500)   $  388,500
 Website                                      200,000      (16,668)      183,332
                                           ----------   ----------    ----------

  Total intangibles                        $  620,000   $  (48,168)   $  571,832
                                           ==========   ==========    ==========

Amortization of intangibles was $25,751 and $3,333 for the nine months ended September 30, 2004 and 2003, respectively.

Based on the carrying  amount of the  intangibles  as of September 30, 2004, and
assuming  no  impairment  of  the  underlying   assets,   the  estimated  future
amortization is as follows:

        Years ended December 31,
        ---------------------------------------------
        2004 (October 1, 2004 to December 31, 2004)          $    8,582
        2005                                                     34,333
        2006                                                     34,333
        2007                                                     34,333
        Thereafter                                              460,251
                                                             ----------
        Total amortization                                   $  571,832
                                                             ==========

Sale of Fair Play Mark
----------------------

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                               September 30,
                                                                   2004
                                                               -----------
Accrued payroll                                                $    11,596
Accrued legal and professional fees                                485,110
Accrued liabilities-property and equipment                         836,115
Other accrued expenses                                             137,011
                                                               -----------
  Total accrued expenses and other current liabilities         $ 1,469,832
                                                               ===========

NOTE 8 - STOCKHOLDERS' EQUITY

Private Placement Offering
--------------------------

In March 2004, the Company conducted a self-underwritten offering of the Company's common stocks up to $5 million. The stock was sold for $100,000 per unit. Each unit consists of 22,222 shares of common stock and 22,222 warrants. The warrants are exercisable at $6.00 per share and expire in three (3) years after purchase of the above described unit. Through September 30, 2004, the Company sold 1,126,813 shares, and received net proceeds of $2,761,175 and a note receivable of $2.04 million. The note bears zero interest and is due on December 31, 2004.

In April 2003, the Company conducted a self-underwritten offering of the Company's common stocks up to $4,000,000. The stock was sold for $0.25 per share with a minimum purchase of 100,000 shares or $25,000 per unit. Through September 30, 2003, the Company sold and issued 560,000 shares and received $140,000 in proceeds under the offering. The Company also sold 700,000 shares of common stock for $110,000 in cash.

Stock Subscriptions
-------------------

In 2003, the Company entered into two stock subscription agreements to conduct a self-underwritten offering of the Company's common stocks with detachable warrants up to $1.45 million. The number of shares issuable to the holder will equal the amount paid by the holder divided by the lesser of $0.25 or 50% of the closing price on the day of closing, but in no event less than $0.20. One warrant will be issued to purchaser for every share purchased. Warrants will be exercisable at a price equal to $1.50 and will expire on February 28, 2005. The expiration date will be extended for one year if the closing price on February 28, 2005 is not at least $1.50 and will be extended to February 28, 2007 if the closing price on the extended expiration date is not at least $1.50. The Company agreed to pay the underwriters a 9% compensation of the total amount raised, plus a flat non-accountable expense allowance to cover legal, escrow fees and miscellaneous costs not to exceed $7,500. Through September 30, 2003, the Company had received net proceeds of $979,220, net of offering costs of $96,750 from the underwriters and had issued 442,857 shares of common stocks.

Retirement of Common Stock
--------------------------

During 2003, the Company retired 103,600 shares of common stock and recognized other income of $48,750 from the retirement. 18,600 shares were retired from its former employees due to employment termination; 65,000 shares were retired from a consultant due to service not performed and 20,000 shares were retired to reduce an employee loan of $10,000.

Exercising of Stock Warrants and Options
----------------------------------------

During the first nine months of 2004, there are 5,001,330 stock warrants and options exercised. The Company received $2,193,664 in cash and a note receivable of $250,000 upon exercising. The note carries an interest rate of 5% per annum and is pledged by the stocks. Principal and interest are due on June 30, 2006.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Subsidiary Stock Transactions
-----------------------------

On July 23, 2003, the Board of Directors approved the redemption of all 1,000 shares of Fiber-Gel which was acquired in 2002, and the issuance of twenty million (20,000,000) shares of common stock of Fiber-Gel with a par value of $0.00005 per share. The Board of Directors also approved to increase the authorized common stock to fifty million (50,000,000) shares.

The Company conducted a private placement offering of Fiber-Gel's common stock to raise $5,000,000. The stock was sold for $1 per share with a minimum purchase of 50,000 shares for $50,000 per unit. One warrant to purchase the Company's common stock at an exercise price of $2 per share will be issued to purchaser for every Fiber-Gel's share purchased.

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

NOTE 9 - SETTLEMENT GAIN

On July 26, 2004, the Company entered into an agreement in principle to settle the lawsuit it filed against its former law firm in August 2001. Pursuant to the terms of the agreement, the parties have agreed to release each other of all claims in exchange for a payment of $950,000 to the Company. The Company has received the settlement in full.

NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                        Three Months ended                Nine Months ended
                                                           September 30,                    September 30,
                                                       2004            2003             2004             2003
================================================ =============== ================ ================ ==============
Numerator:
================================================ =============== ================ ================ ==============
  Net income (loss)                                $     56,827    $   (957,513)    $ (2,529,285)    $ (1,342,465)
================================================ =============== ================ ================ ==============
Denominator:
================================================ =============== ================ ================ ==============
  Weighted average number of shares outstanding      38,844,872      27,620,651       36,913,063       25,961,513
================================================ =============== ================ ================ ==============

================================================ =============== ================ ================ ==============
Net income (loss) per share-basic and diluted      $       0.00    $      (0.03)    $      (0.07)    $      (0.05)
================================================ =============== ================ ================ ==============

As the Company incurred net losses for the nine months ended September 30, 2004, the effect of dilutive securities totaling 1,932,701 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. As the Company incurred net losses for the three and nine months ended September 30, 2003, the effect of dilutive securities totaling 3,996,348 and 3,781,203 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - PRIOR PERIOD RESTATEMENT

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated to reclassify a discontinued operation into continuing operations. During the third quarter of 2003, the Company sold 20% of its ownership in CGI Capital to Rothschild, Owen, Hayes & Partners, Inc. (the "Purchaser") for $15,000 in cash, and expected to sell the remaining 80% by the end of the year, subject to the NASD approval. A gain of $8,635 was realized during the third quarter of 2003, and the Company's consolidated financial statements for all periods presented have been reclassified to reflect CGI Capital and the e-finance business as a discontinued business segment in accordance with SFAS 144. At December 31, 2003, the purchaser declined to purchase the remaining 80% ownership in CGI Capital and surrendered the 20% ownership it has acquired. Accordingly, the Company reversed the gain of $8,635 in the fourth quarter and recognized the cash proceeds as other income. The Company restated the operations CGI Capital and the e-finance business segment back to continuing operations.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

NOTE 13 - WITHDRAWAL FROM REGISTRATION AS A BROKER-DEALER

On January 27, 2004, the Company's wholly-owned subsidiary, CGI Capital, Inc., filed an application of withdrawal from registration as a broker or dealer. The application is subject to SEC approval.

NOTE 14 - NEW BUILDING LEASE

In March 2004, the Company has leased the remaining 22,000 square feet of space located adjacent to its executive offices in Mundelein, Illinois as part of a planned expansion of its Z-Trim(TM) production capacity. The new lease requires monthly rental payments of $20,000 and expires in March 2007. Taxes, insurance and maintenance are billed when due.

The future minimum annual rental payments under the new lease are as follows:


           Year ended December 31,                            Amount
           ----                                             ----------
           2004 (October 2004 to December 2004)             $  60,000
           2005                                               240,000
           2006                                               240,000
           2007                                                60,000
                                                            ---------
                                                            $ 600,000

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2004.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 16 - SEGMENT INFORMATION

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company's results by operating segment is as follows:

                                                Three Months ended              Nine Months ended
                                                   September 30,                   September 30,
                                               2004            2003            2004            2003
======================================================================== =============================
Net Revenue:
  Food Product Development                 $     2,762     $        --     $    49,111     $        --
  Security Training and Products                   239             996           2,268          16,364
  E-tailer                                     171,884         127,395         437,530         453,788
  Business Consulting                             (476)          2,392          28,027          60,720
======================================================================== =============================
  Total Net Revenue                        $   174,409     $   130,783     $   516,936     $   530,872
======================================================================== =============================
Operating Income (Loss):
  Food Product Development                 $  (228,609)    $   (58,187)    $  (814,167)    $  (125,677)
  Security Training and Products                   185          (5,181)          1,958           7,380
  E-tailer                                       5,278          37,106           1,693          32,838
  Business Consulting                         (681,412)       (925,445)     (2,702,548)     (1,488,277)
                                           ---------------------------     ---------------------------
Operating (loss) by reportable segments    $  (904,558)    $  (951,707)    $(3,513,064)    $(1,573,736)
All other operating (loss)                      (3,344)         (3,418)        (10,062)        (10,273)
======================================================================== =============================
Consolidated operating (loss)              $  (907,902)    $  (955,125)    $(3,523,126)    $(1,584,009)
======================================================================== =============================
Net Income(Loss) before tax:
  Food Product Development                 $  (228,609)    $   (58,187)    $  (814,167)    $  (125,677)
  Security Training and Products                   185          (5,181)          1,958           7,380
  E-tailer                                       5,158          37,079           1,774          33,603
  Business Consulting                          283,437        (927,807)     (1,708,788)     (1,247,501)
                                           ---------------------------     ---------------------------
Net (loss) by  reportable segments         $    60,171     $  (954,096)    $(2,519,223)    $(1,332,195)
All other net (loss)                            (3,344)         (3,417)        (10,062)        (10,270)
======================================================================== =============================
Consolidated net loss before Tax           $    56,827     $  (957,513)    $(2,529,285)    $(1,342,465)
======================================================================== =============================

                                                   September 30,
       Total Assets:                           2004              2003
       ------------------------------------------------------------------
       Food Product Development            $  5,519,425      $         --
       Security Training and Products            11,772             7,031
       E-tailer                                 149,670           158,683
       Business Consulting                    1,541,077         2,632,682
                                           ------------------------------
                                              7,221,944         2,798,396
       All other segments                        20,650            34,145
                                           ------------------------------

       ==================================================================
       Consolidated assets                 $  7,242,594      $  2,832,541
       ==================================================================

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)

Date:  November 10, 2004
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

    3.3* Amendment to Articles of Incorporation of the Company filed on June 25, 2004.

   31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

   31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

   32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

   32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

---------------------
* Filed herewith.