Form 10KSB
period 2004-12-31
CIRCLE GROUP HOLDINGS INC
filed 2005-03-31
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
  X      OF 1934
-----
                   For the fiscal year ended December 31, 2004

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----

                        COMMISSION FILE NUMBER: 001-32134

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                         Common Stock, $.00005 par value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.
_____

The issuer's revenues for its most recent fiscal year were: $742,442.

The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer as of December 31, 2004 was $92,445,914. These aggregate market values are estimated solely for purposes of this report and are based on the closing price for the issuer's common stock, $.00005 par value on December 31, 2004, as reported on the American Stock Exchange. For the purpose of this report, it has been assumed that all officers and directors of the issuer, as well as all stockholders holding 10% or more of the issuer's stock, are affiliates of the issuer. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

The number of shares of the registrant's common stock outstanding as of December 31, 2004 was 44,396,469.

Transitional Small Business Disclosure Format:

Yes        No  X
   -----     ------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         We are a pioneer of emerging technology companies. We provide small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

         Circle Group Holdings, Inc. was formed by Gregory J. Halpern, our Chairman and Chief Executive Officer, as an Illinois corporation, in May 1994 under the original name, Circle Group Entertainment Ltd. In 1997, we changed our name to Circle Group Internet, Inc., and in 2002, we changed our name to Circle Group Holdings, Inc. We had no business operations except for research and development activities between May 1994 and January 1997. Since then, we have participated in several public and private offerings and have expanded our business. In 2002, we reorganized our business units into three reportable segments: food product development, security product development, and e-tailor and acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement.

         We have four operating subsidiaries: Fiber-Gel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

FIBERGEL TECHNOLOGIES, INC.

         We acquired FiberGel, formerly a wholly-owned subsidiary of Utek Corporation ("Utek"), on August 27, 2002. Under the terms of the acquisition, we issued 2,800,000 shares of our common stock to Utek valued at $504,000 using an average market price of $0.18 per share. We also issued a warrant to Utek to purchase 500,000 shares of our common stock at an exercise price of $0.36 per share within 36 months of the date of acquisition.

         FiberGel Technologies is currently our primary focus. FiberGel owns the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, corn-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture ("USDA"). Z-Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods. The target markets for Z-Trim include: dairy (cheeses, dips, spreads) baked goods & confectionary (breads, cookies, candies, cakes, pies), cereals, pasta, snack foods (chips, crackers, energy bars), meats (burgers, lunch meats, deli meats, sausages, hot dogs, fish dogs), beverages (energy drinks, shakes, beers, weight loss drinks) and face and hand lotions.

         FiberGel has been responding to industry inquiries and initiated exclusive partnership discussions with major domestic and international companies representing several food applications. As a result of new Z-Trim product developments presented by the our technology team, led by Triveni P. Shukla, Ph.D., Vice President of Technology Development, we have been able to expand the scope of our marketing partnership programs to include numerous applications under the following major SIC classifications:

     o   311.200 Grains and oil seeds;

     o   311.300 Sugar and confectionary;

     o   311.400 Fruits and vegetables;

     o   311.500 Dairy products;

     o   311.600 Processed meat;

     o   311.700 Seafood;

     o   311.800 Bakeries and tortillas; and

     o   311.900 Others - flavors and seasonings.

These expanded product lines allow FiberGel to take its commercial fat substitute technology to a much wider corporate community. FiberGel is providing potential domestic and international marketing partners with product samples of Z-Trim and research consultation along with limited exclusivity within their market specific segments.

         In addition to our existing patent protection rights, we have applied for 22 new application patents and 12 new process patents on our Z-Trim product line. We also maintain a thorough Trade Secret portfolio on our manufacturing process.

         We have received numerous inquiries since September 2002 relating to the manufacture, food processing, distribution and sale of FiberGel's primary product Z-Trim, which we have the right to produce pursuant to an exclusive license from the USDA.

FiberGel has entered into non-disclosure agreements, sample agreements, and discussions with many food industry companies to pursue potential opportunities for Z-Trim. Since July 2003, FiberGel has been shipping Z-Trim samples to many of these companies.

        FiberGel is currently making and shipping product to satisfy its customers' orders and product sample requests. Swiss based conglomerate DKSH, the company's distributor under exclusive limited territorial rights in Europe and Asia. has been providing potential customers with product samples and other product related assistance for both Z-Trim and their newly developed non-GMO (Genetically Modified Organisms) versions of Z-Trim.

         FiberGel has been shipping Z-Trim product samples to many domestic and international food companies and has provided them with technical literature and assisted them with their product formulations. In addition, FiberGel has been selling Z-Trim powder and Z-Trim Gel directly to consumers for use in home cooking and has expanded its product offerings to include gourmet cookies and salad dressing. In 2005, FiberGel will be adding additional products made with Z-Trim.

         FiberGel completed its plan to expand its production capability during 2004 by building its own manufacturing plant adjacent to our corporate offices in Mundelein, Illinois. The plant produces its Z-Trim and Z-Bind product lines. FiberGel conducted a test marketing of its Z-Trim gel in a regional grocery chain with promising results. FiberGel aims to expand its retail sales of Z-Trim in 2005.

NAT TOOLS FOR GOOD HEALTH

         We acquired the worldwide exclusive license to the NAT Web, the Nutrition Analysis Tool ("NAT") website developed by the Department of Food Science and Human Nutrition at the University of Illinois. The University of Illinois' NAT website is an interactive, web-based system designed to empower individuals to select a nutrient-rich diet. This fully functional nutrient analysis program utilizes the USDA nutrient database, including over 6,000 foods as well as information from food companies. NAT provides information on the relative composition of food and could aid consumers in their quest to achieve or maintain good health via nutritious eating.

         Pioneered and developed by Dr. James Painter at the University of Illinois in 1995, and a winner of several awards, the Nutritional Analysis Tools and System ("NATS") is based upon the behavioral scientific discoveries that keeping track daily of what we eat, plus how many calories we burn through fitness activities, are among the most critical components in achieving and sustaining long-term successful weight loss and health management. Using data provided by the USDA and most brand name food companies, NAT'S users can keep track every day of the foods, calories, fats, proteins, carbohydrates and other nutrients they consume. New members can join MYNATS for free and save all their menus on the NATS database. Non-members can use NATS 2.0 to save all their data to their own computers for free offline reference. NATS users can calculate calories burned during the day. The web site provides visitors the ability to enter a certain activity and the amount of calories they wish to burn, and then calculates how long the given activity needs to be done. Visitors can also enter how long they did an activity and the web site calculates how many calories they burned or which activities a person can do to burn a certain amount of calories in a given length of time.

         The acquisition of the socially conscious NATS site is very significant to us because it has the potential to provide us with a large consumer audience, as it attracts as many as two million visitors per month from more than eighty countries. We are increasing awareness about our Z-Trim products and their benefits to consumers who visit the NATS website. Visitors to the site can also purchase Z-Trim products, a podometer based diet program, and Palm OS software versions of the NATS site that they can use when on the go. We are planning to expand the number of products being offered on the web site in 2005 to include cooperative advertising and marketing of healthy, calorie and fat reduced Z-Trim products launched by food industry partners.

Z-AMAIZE TECHNOLOGIES, INC.

         Z-Amaize Technologies, Inc. ("Z-Amaize"), another of our wholly owned subsidiaries, markets a new line of Z-Bind industrial adhesive products for the plywood and polymer concrete manufacturing industries.

         Z-Bind is an adhesive extending component that emerged from research performed by the FiberGel product development group. In their research for Z-Trim functional fat substitutes, the group identified a number of co-products, which were derived from corn-based raw materials. It was discovered that every pound of Z-Trim that we manufacture produces 13 gallons of waste which can be used in Z-bind. Rather than discarding this waste, we are focusing on opportunities for maximizing their value in the marketplace.

         The domestic plywood industry uses 1.2 million metric tons of resin solids per year worth approximately $10 billion. The softwood plywood sector uses 0.6 billion Kg of phenol formaldehyde resin solids and Canadian usage is
0.4 billion Kg. Because of significant cost pressure from the U.S. Environmental Protection Agency ("EPA") emission regulations regarding manufacture of such adhesives, Z-Bind products represent an affordable alternative to plywood manufacturers seeking superior and environmentally friendlier adhesives. Our goal is to develop additional profit centers that provide a steady stream of income from our core Z-Trim manufacturing process.

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

         We have successfully tested Z-Bind at Forintek and we are talking to several large companies regarding the purchasing of our Z-Bind waste stream. New uses for polymer concrete are constantly being developed in the construction field and other industries, which will provide additional markets and applications for Z-Amaize Technologies to pursue for its Z-Bind product line.

MINI-RAMAN LIDAR

         We have also acquired the worldwide rights to all fields of use for the Mini-Raman Lidar technology. The Mini-Raman Lidar system was patented and developed by the U.S. Department of Energy at Brookhaven National Laboratory. It is a short-range tool to screen unknown biological, chemical, narcotic and hazardous substances without having to come in contact with them. Commercial development of this tool will give first responders the ability to detect substances on surfaces as well as in bulk quantity from a distance of three to fifteen feet. The Mini-Raman Lidar is a standoff technology that, unlike other typical devices, does not require physical collection of toxic materials to identify their composition. Applications and opportunities for this product are being pursued by the company in the defense, law enforcement, and Homeland Security sectors.

THRAXVAC

         We also recently acquired the worldwide rights to all fields of use for the ThraxVac technology, which provides a way to capture ambient anthrax or Clostridial endospores and simultaneously trigger activation of the spore, which marks the beginning of the spores' loss of high resistivity. By using heat and moisture to activate the spore, the dormancy is broken and the spore begins to germinate thereby becoming vulnerable to injury. The stream of newly activated spores are then exposed to alpha particle bombardment via a polonium source, which damages the DNA containing protoplast causing spore death and an inability to complete germination and produce toxin. The collection devices will be both portable and as part of an HVAC system using a HEPA filtering system with polonium 210 inserts to provide a "continuous killing repository" for the collected spores.

         We entered into an agreement with Gassman Engineers, Inc. and Meridian Mechanical Corporation to develop a commercial version of its ThraxVac(TM) and Lidar(TM) technologies, which were originally developed at the U.S. Department of Energy's Brookhaven National Laboratory.

         We have completed the phase one design of our Homeland Security technology, ThraxVac(TM), and produced a prototype model and promotional DVD for interested buyers. The DVD will be used in our ThraxVac marketing activities.

BRAVE WAY TRAINING SYSTEMS

         The Brave Way Training Systems, another of our wholly owned subsidiaries, is a security training and product company. The Brave Way offers proven, highly effective, low-cost self-defense courses and videos with a uniquely targeted curriculum focusing on personal safety and self-defense including rape prevention. Courses are offered for police officers and security personnel through The Brave Way's state certified law enforcement training for students and teachers, individuals, Airline Personnel, Hospital personnel, through park districts, clubs, churches and other organizations as well as corporations. The Brave Way instructors have multiple backgrounds and experience in martial arts, security, self-defense, and military.

ON-LINE BEDDING CORP.

         On-Line Bedding Corp. ("On-Line Bedding"), another of our wholly-owned subsidiaries, founded in 1981, is a distributor of pillows, blankets and other bedding products to airlines, hospitals, government, and other commercial and institutional customers. On-Line Bedding subcontracts the production of pillows, blankets and other bedding products to manufacturers. On-Line Bedding's customers include hospitals, nursing homes, hotels and motels, and transportation-based companies such as airlines, railroads and motor coach companies. On-Line Bedding purchases its raw materials from various suppliers, and contracts production of its airline pillows and blankets with third party manufacturers. On-Line Bedding warehouses a limited inventory, and drop ships its products from manufacturers or wholesale suppliers in multiple locations throughout the United States to reduce freight costs for its customers. On-Line Bedding's primary accounts include AMTRAK, as well as certain domestic and international airlines. In addition, the United States Armed Forces regularly purchases a specialty pillow from On-Line Bedding through the United States military's electronic invoice system. On-Line Bedding is also an authorized pillow and related product vendor for a hospital purchasing group with over 500 members in eight states.

PRINCIPAL PRODUCTS AND SERVICES

         Z-Trim is currently our principal product. As more fully described above, we own through FiberGel the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, corn-based fat replacement developed by USDA. Z-Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods.

RESEARCH AND DEVELOPMENT ACTIVITIES

         We estimate that we spent $250,000 and $191,000 on research and development activities for fiscal years 2004 and 2003, respectively.

EMPLOYEES AND LABOR RELATIONS

         As of December 31, 2004 we employed fourteen persons on a full-time basis and two persons on a part-time basis. While we believe that the current number of employees is sufficient to carry on our business as currently conducted, we may need to hire additional employees to meet future operational requirements. None of our employees are represented by a labor union and we are not governed by any collective bargaining agreements. We believe that relations with our employees are good.

COMPETITION

         Although we compete with other food specialty firms providing products in the same ingredient category, we believe that Z-Trim represents a better, more comprehensive fat replacement solution than those of other companies.

MARKETING

         Our fundamental marketing strategy is to focus on several core target markets and methods of delivery based on the wide array of current industry and consumer inquiries and feedback that we continue to receive from the dairy, bakery, cereal, confectionary, processed meat, snack food, beverage, plywood and polymer concrete industries. We are also targeting the visitors of the NATS web site to provide them with information and purchase opportunities for our products. In our e-tailer division we have no on-going marketing campaign and all current business is generated from existing relationships and word of mouth referrals.

OPERATING SEGMENTS

         We operate three reportable segments, food product development, defense product development, and e-tailer. FiberGel, and Z-Amaize make up the food product development segment, Mini-Raman Lidar Technology, ThraxVac Technology, and The Brave Way Training Systems Inc. make up the defense product development segment, and On-Line Bedding makes up the e-tailer segment. Circle Group provides business-consulting services for our subsidiaries.

         Our management reviews the operating companies' income to evaluate segment performance and allocate resources. Our operating companies' income for the reportable segments excludes income taxes and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our management. Goodwill and the related amortization are principally attributable to the business consulting segment.

         For financial data on these reportable segments, you should refer to the Consolidated Financial Statements and the notes thereto.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally contained in the section entitled "Description of Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in the foregoing section under the heading "Management Risk Factors." Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $26,500 per month pursuant to non-cancelable operating leases that expire in 2007. All of our subsidiaries and divisions are operated out of this space.

ITEM 3.  LEGAL PROCEEDINGS.

         On February 20, 1997, we registered the domain name, (justdoit.net), and thereafter began using it as the our primary website and e-mail domain. Nike subsequently initiated proceedings with the WIPO (World Intellectual Property Organization) in an effort to cause us to turn over the (justdoit.net) domain to Nike. We won a favorable decision from the WIPO. On October 7, 2002, Nike filed a federal lawsuit in the United District Court for the Northern District of Illinois against us in Nike, Inc. v. Circle Group Internet, Inc., alleging violations of the ACPA (Anti-Cybersquatting Consumer Protection Act), the Lanham Act and state unfair competition laws. On May 21, 2004, the judge in the matter granted Nike's motion for judgment as a matter of law. Damages have not yet been awarded. On August 31, 2004, Nike filed an amended complaint, thus, reopening discovery proceedings, which are currently underway.

         In September 2003, a complaint was filed by Mark Wachs alleging that the company breached a contract to pay him for his services. It is the company's position that Mark Wachs breached his contract to provide publicity services by underperforming substantially, and we have filed affirmative defenses to that effect. The case is set for arbitration in April, 2005. We intend to aggressively defend this case.

         In August 2004, a complaint was filed in the United States District Court for the Southern District of New York against us in Richard M. Wexler v. Circle Group Holdings, Inc. The matter has been removed to federal court. In the complaint, the plaintiff alleges that we breached a contract by failing to issue freely trading and registered common stock pursuant to plaintiff's exercise of certain warrants. We have filed a motion to dismiss the case or transfer to Illinois on the grounds of lack of personal jurisdiction, venue or forum non conveniens. A ruling on the motion is expected in the second quarter of 2005.

         In September 2004, a second complaint alleging similar claims to those made in Richard M. Wexler v. Circle Group Holdings, Inc. was filed in the United States District Court for the Northern District of Illinois against the Company in Willow Cove Investment Group, Inc. v. Circle Group Holdings, Inc. We filed a motion to dismiss. The plaintiff has decided not to respond to our motion to dismiss but rather file an amended complaint. We are waiting for the amended complaint to be filed and plan to respond accordingly.

         In March 2004, a complaint was filed by a former employee alleging damages resulting from our refusal to issue stock pursuant to a stock option agreement. Our position is that the request for issuance was untimely. We are currently in discovery. The plaintiff is seeking monetary damages for the historical peak value of the stock after he attempted to exercise his option. We are aggressively defending this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of the stockholders during the last quarter of fiscal year 2004.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, for the periods indicated, the high and low closing prices for our common stock, as quoted for trading on the American Stock Exchange under the symbol "CXN." Our common stock began trading on the American Stock Exchange on March 31, 2004. The last reported sale price of our common stock on December 31, 2004 was $2.22 per share.

2003                                                    HIGH         LOW
----                                                    ----         ---
1st Quarter*                                            $0.51       $0.05
2nd Quarter*                                            $1.10       $0.48
3rd Quarter*                                            $3.55       $0.75
4th Quarter*                                            $2.75       $1.80

2004                                                    HIGH         LOW
----                                                    ----         ---
1st Quarter*                                            $8.92        $1.80
2nd Quarter                                             $6.69        $4.75
3rd Quarter                                             $5.18        $1.68
4th Quarter                                             $2.45        $0.64

2005                                                    HIGH         LOW
----                                                    ----         ---
1st Quarter (through March 28, 2005)                    $2.34        $0.66

--------------

*Our common stock was traded in the over-the-counter market until the March 31, 2004. As such, the prices for the quarters prior to March 31, 2004 set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of March 28, 2004, there were 44,719,559 record holders of the common stock. We have never paid any dividends on its common stock and do not anticipate paying any dividends in the foreseeable future.

         Set forth below is information regarding securities sold by us in the fourth quarter of 2004, which were not registered under the Securities Act.

             o In October 31, 2004, we issued 3,022 shares of our common stock in exchange for professional services.

             o In November 19, 2004, we issued 1,000,000 shares of our common stock in exchange for consulting services.

             o In November 23, 2004, we issued 155,840 shares of our common stock in exchange for professional services.

             o In November 21, 2004, we issued 100,000 shares of our common stock in exchange for professional services.

             o In November 30, 2004, we issued 3,599 shares of our common stock in exchange for professional services.

             o In December 10, 2004, we issued 200,000 shares of our common stock in exchange for consulting services.

             o In December 27, 2004, we issued 2,250,000 shares of our common stock in exchange for professional services.

             o In December 31, 2004, we issued 2,158 shares of our common stock in exchange for professional services.

         No underwriters were involved in the foregoing sales of securities. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. =

                      EQUITY COMPENSATION PLAN INFORMATION

                            (AS OF DECEMBER 31, 2004)

                                                                                                       NUMBER OF SHARES
                                                                                                      REMAINING AVAILABLE
                                                                             WEIGHTED-AVERAGE         FOR FUTURE ISSUANCE
                                                                             EXERCISE PRICE OF           UNDER EQUITY
                                                  NUMBER OF SHARES TO BE        OUTSTANDING          COMPENSATION PLANS
                                                 ISSUED UPON EXERCISE OF          OPTIONS,           (EXCLUDING SECURITIES
                                                   OUTSTANDING OPTIONS,         WARRANTS AND           REFLECTED IN 1ST
                 PLAN CATEGORY                     WARRANTS AND RIGHTS             RIGHTS                   COLUMN)
                 -------------                     -------------------             ------                   -------

Equity compensation plans approved by                    7,496,750                 $1.15                  12,503,250
    security holders (1)
Equity compensation plans not approved by
    security holders (2)                                     --                      --                       --
Total.........................................           7,496,750                 $1.15                  12,503,250

(1) These plans consist of the 2004 Stock Incentive Plan.

(2) We do not maintain any equity compensation plans that have not been approved by the stockholders

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THE FOLLOWING DISCUSSION IS INTENDED TO ASSIST IN UNDERSTANDING THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CIRCLE GROUP HOLDINGS, INC. YOU SHOULD READ THE FOLLOWING DISCUSSION ALONG WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-KSB. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 2004 AND BEYOND MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD LOOKING STATEMENTS.

OVERVIEW

         We are a pioneer of emerging technology companies. We provide small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

         Circle Group Holdings, Inc. was founded in May 1994 under the original name, Circle Group Entertainment Ltd. and changed its name to Circle Group Holdings, Inc. in 2002. We had no business operations except for research and development activities between May 1994 and January 1997. In 2002, we reorganized our business units into three reportable segments: food product development, security product development, and e-tailor, and acquired Fiber-Gel Technologies, Inc., which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement.

         We have four operating subsidiaries: Fiber-Gel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

RECENT MATERIAL DEVELOPMENTS

         On August 25, 2004, we commemorated the opening of our new production facility in Mundelein, Illinois with an official ribbon cutting ceremony. At full capacity, this eco-compliant facility is capable of producing up to ten million pounds annually of Z-Trim(TM). In addition, this facility is also capable of producing up to ten million gallons of Z-Bind(TM) adhesive resin and polymer extenders for use by the plywood, concrete and construction industries.

         In September 2004, we entered into an agreement with Gassman Engineers, Inc. and Meridian Mechanical Corporation to develop a commercial version of our Lidar(TM) and ThraxVac(TM) technologies, which were originally developed at the U.S. Department of Energy's Brookhaven National Laboratory.

         On September 28, 2004, Z-Amaize Technologies signed an agreement to provide NOVOC Performance Resins with Z-Bind for use in its products. NOVOC has identified a use for a neutral pH version of Z-Bind in which they could use up to several million pounds per year once fully commercialized, and the agreement also provides for the joint development of additional versions of Z-Bind.

         In September 2004, Z-Amaize Technologies, entered into a three-year agreement with Senticore, Inc. to supply Z-Bind.

         In November 2004, our exclusively licensed NATS became available on Palm OS(R) software, which powers the most powerful hand-held and smart phones and has approximately 25 million users.

         In December 2004, we launched a marketing initiative to highlight the potential biohazard threat protections afforded by our ThraxVac technology. The ThraxVac video, which demonstrates the technology's ability to collect and eliminate anthrax and bacterial spores, will be used to demonstrate ThraxVac's designed attributes to the Department of Defense and companies in the Homeland Security industry interested in this preventive technology. The video was placed on our web site at http://www.crgq.com/thraxvac/index.html for viewing by potential customers and interested parties.

         In December 2004, FiberGel Technologies produced a new version of its Z-Trim zero calorie fat replacement and dietary fiber supplement from non-GMO grain. We expect that the non-GMO status will create additional interest among leading food companies who offer products in this area.

RESULTS OF OPERATIONS

YEAR ENDING DECEMBER 31, 2004 COMPARED TO THE YEAR ENDING DECEMBER 31, 2003

REVENUES

         Revenues decreased 10.4% for the year ended December 31, 2004 from $742,442 for the year ended December 31, 2003 to $665,453, as a result of decrease in both product and service revenues. The decrease in product revenue was primarily due to slower demand in e-tailer customers, partially offset by the introduction of the Z-Trim products. The decrease in service revenue was primarily due to slower demand in security training services as well as in business consulting service. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                           Year ended December 31,
                                            2004            2003
                                          --------        --------
           Products                       $634,456        $659,664
           Services                         30,997          82,778
                                          --------        --------
         Total Revenues                   $665,453        $742,442
                                          ========        ========

OPERATING EXPENSES

         Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased to $5,176,628 for the year ended December 31, 2004 from $2,863,349 for the year ended December 31, 2003. The increase in operating expenses was primarily due to introduction and promotion of Z-trim products, and the increase in investor and public relation, payroll and legal expenses.

OTHER INCOME

         Total other income for the year ended December 31, 2004 was $1,002,413 up from $266,049 for the comparable period in fiscal 2004. Other income for year ended December 31, 2004 included a settlement of $950,000 received from a former attorney. Other income for year ended December 31, 2003 included a refund of $48,750 by a consultant of which the service was expensed in 2002, and a gain on sale of a trademark of $150,000.

NET LOSS

         We reported a net loss for the year ended December 31, 2004 of $4,185,315 or $0.11 per share, a 48% increase from the net loss of $2,827,821 or $0.10 per share for the year ended December 31, 2003. This was due to a combination of the building of the new FiberGel Technologies production facility and product development and introduction and promotion of Z-trim products, and an increase in investor and public relation, payroll and legal expenses.

YEAR ENDING DECEMBER 31, 2003 COMPARED TO THE YEAR ENDING DECEMBER 31, 2002

REVENUES

         Our total revenues in 2003 increased by $178,257, or approximately 32% from $564,185 in 2002 to $742,442 in 2003. Most of the increase was attributable to an increase of approximately $172,000 in E-tailer sales. The E-tailer division consists of 89% and 87% of our total revenues in 2003 and 2002, respectively.

         The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                           Year ended December 31,
                                            2003            2002
                                          --------        --------
           Products                       $659,664        $485,780
           Services                         82,778          73,405
                                          --------        --------
         Total Revenues                   $742,442        $559,185
                                          ========        ========

OPERATING EXPENSES

         Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $892,649, or approximately 45% from $1,970,700 in 2002 to $2,863,349 in 2003. Most of the increase was primarily due to the introduction and promotion of Z-trim products, and investor and public relation expenses.

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

         In 2002, we wrote off an impaired goodwill of $542,800 in connection with the acquisition of Fiber-Gel Technologies and recognized an impairment of long-lived assets of $143,144 related to its software development segments. There was no impairment recorded in 2003.

OTHER INCOME

         Total other income for the year ended December 31, 2003 was $266,049 down from $293,397 for the comparable period in fiscal 2002. Other income for year ended December 31, 2003 included a refund of $48,750 by a consultant of which the service was expensed in 2002, and a gain on sale of a trademark of $150,000. Other income for year ended December 31, 2002 included gains on disposal of investments and long-lived assets of $246,784.

NET LOSS

         We reported a net loss of $2,827,821 for the year ended December 31, 2003, or $0.10 net loss per share or a 21% improvement from the $3,587,684 or $0.17 net loss per share for the year ended December 31, 2002. This was due to improved expense reduction and additional other income on the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDING DECEMBER 31, 2004 COMPARED TO THE YEAR ENDING DECEMBER 31, 2003

         At December 31, 2004, we had cash and cash equivalents of $93,748, compared to $1,383,718 at December 31, 2003. We generated approximately $6,269,840 in additional operating capital through sale of our common stock in a private placement offering and options and warrant exercises during the year ended December 31, 2004.

         Net cash used by operating activities decreased by 18.8% to $1,067,593 for the year ended December 31, 2004 as compared to $1,314,478 for the year ended December 31, 2003. The decrease resulted primarily from our net loss of $4,185,315, partially offset by depreciation and amortization of $232,532, non-cash expenses of $1,294,197, and an increase from the change in liabilities over assets of approximately $1.59 million.

         Net cash used by investing activities was $6,465,265 for the year ended December 31, 2004, primarily resulting from the additions of property and equipment for our Z-trim manufacturing facility. Net cash provided by investing activities was $143,603 for the year ended December 31, 2003, primarily resulting from the proceeds of $150,000 we received from the sale of a trademark.

         Net cash provided by financing activities was $6,242,888 for the year ended December 31, 2004 compared to $2,432,134 for the year ended December 31, 2003, primarily due to proceeds from sale of our stocks and from exercising of options and warrants approximately $6.2 million.

YEAR ENDING DECEMBER 31, 2003 COMPARED TO THE YEAR ENDING DECEMBER 31, 2002

         The principal source of liquidity as of December 31, 2003 consisted of $1,383,718 cash and cash equivalents, compared to $122,459 at December 31, 2002. The primary contributors to the increase were the net proceeds from sale of our common stock and stock warrants of $2,467,000, offset by our net loss of $2,827,821 minus non-cash depreciation of $170,200, and non-cash expenses of $1,632,800.

         Cash used by operating activities was $1,314,478 for the year ended December 31, 2003 as compared to net cash used by operating activities of $1,831,264 for the year ended December 31, 2002. Cash used in operating activities in the year ended December 31, 2003 resulted primarily from our net loss of $2,827,821, partially offset by depreciation and amortization of $170,200, non-cash expenses of $1,632,800, gain on sale of disposal of long-lived assets of $155,500, and a decrease from the change in assets over liabilities of approximately $128,000. Cash used in operating activities for the year ended December 31, 2002 resulted primarily from our net loss of $3,587,684, partially offset by depreciation and amortization of $200,400, non-cash expenses of $1,603,000, gain on sale of securities and investment of $254,000, and an increase from the change in assets over liabilities of approximately $195,000. Cash provided by investing activities was $143,603 for the year ended December 31, 2003, as compared to net cash provided by investing activities of $684,844 for the year ended December 31, 2002. Cash provided by investing activities in the year ended December 31, 2003 resulted primarily due to the net sale of intangible assets of $150,000. Cash provided by investing activities in the year ended December 31, 2002 resulted primarily due to the net sale of investments and property and equipment of $713,300, partially offset by capitalized long-lived assets of $34,500.

         Cash provided by financing activities was $2,432,134 for the year ended December 31, 2003 as compared to net cash provided by financing activities of $639,371 for the year ended December 31, 2002. Cash provided by financing activities for the year ended December 31, 2003 was primarily due to proceeds from issuance of common stock and warrants approximately $2,466,700, partially offset by principal payments under capital lease obligations and other borrowings of $34,600. Cash provided by financing activities for the year ended December 31, 2002 was primarily due to proceeds from issuance of common stock of $416,250 and proceeds from officers' loan of $232,600.

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

GOING CONCERN QUALIFICATION

         Our independent auditors have included an explanatory paragraph in their report on the December 31, 2004 consolidated financial statements discussing issues which raise substantial doubt about our ability to continue as a "going concern." The going concern qualification is attributable to our historical operating losses and the amount of capital which we project we need to satisfy existing liabilities and achieve profitable operations. As a result, we have closed down our loss generating businesses, and continue to evaluate and implement cost cutting measures at every entity level. For the year ended December 31, 2004, we continued to experience a negative cash flow from consolidated operations, and we project that we will need certain additional capital to enable us to continue operations at its current level beyond the near term. We believe we can raise additional funds though private placements of our common stock.

RISK FACTORS

         The following risks are material risks that we face. If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS.

         We  reported  a net loss of  $4,185,315  for the twelve  months  ending
December 31, 2004 and a net loss of $2,827,821 for the twelve months ending December 31, 2003. At December 31, 2004 and 2003, respectively, we reported accumulated deficits of $27,027,830 and $22,910,055. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

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

OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

         Ownership of our common stock is concentrated in management. Gregory J. Halpern, our Chairman and Chief Executive Officer, owns 33.4% of our common stock and all of the directors and officers collectively own 45.9%. Holders of our common stock can be out-voted by management in most circumstances and thereby management can control the composition of our board of directors and our policies.

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

ITEM 7.  FINANCIAL STATEMENTS

         See consolidated financial statements starting on page F-1 and the related footnotes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by us in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including its Chief Executive officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

         We made the following sales of securities in the fourth quarter of 2004, which were not registered under the Securities Act and were not reported on Form 8-K:

             o In December 27, 2004, we issued 2,250,000 shares of our common stock in exchange for professional services; and

             o In December 31, 2004, we issued 2,158 shares of our common stock in exchange for professional services.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         AGE             NAME                                   POSITION
         ---             ----                                   --------

         46              Gregory J. Halpern                     Chief Executive Officer and Chairman of the Board of
                                                                Directors

         52              Michael J. Theriault                   Chief Operating Officer

         54              Dana L. Dabney                         Director, Secretary and Chief Financial Officer

         75              Edward L. Halpern                      Director

         52              Steve H. Salgan                        Director

         52              Stanford J. Levin                      Director

         55              Alan G. Orlowsky                       Director


         GREGORY J. HALPERN. Since founding Circle Group Holdings, Inc. in 1994, Mr. Halpern has served as its Chairman and Chief Executive Officer. From May 1994 until March 1999, Mr. Halpern also served as our President. Mr. Halpern has over 20 years of experience in computer programming and pioneering emerging technologies. In 1983, Mr. Halpern developed a computer-animated imaging application to stimulate the immune system for treatment of chronic illness and founded Health Imaging Corporation to distribute the application to the healthcare delivery market. In 1984, he developed and patented a technique for using electronic stimulation to stop pain and founded Pain Prevention, Inc. to market the technology as an electronic anesthesia for the dental healthcare community. Mr. Halpern has served as an officer and director of PPI Capital since its inception in 1984. Gregory J. Halpern is the son of Edward L. Halpern.

         MICHAEL J. THERIAULT. Mr. Theriault has served as our Chief Operating Officer since June 1999. His professional experience includes progressive operations, programming, design, support, consulting, project management, and department management experience in manufacturing, insurance, medical, consulting, and mortgage banking industries on both mainframe and personal computer equipment. From September 1989 until May 1999, Mr. Theriault was employed by Recon Optical, Inc., where he served as Supervisor of Business Systems from June 1997 until May 1999, and Senior Systems and Programming Specialist and Senior Project Leader of Manufacturing from September 1989 until June 1997.

         DANA L. DABNEY. Mr. Dabney has been a member of our board of directors, and has held various offices, including vice president of sales and marketing and secretary, since January 1997. Currently Mr. Dabney serves as the Company's Chief Financial Officer. From 1994 until December 1997, Mr. Dabney was employed by State Financial Bank in Richmond, Illinois, and from January 1998 until December 1998 he was employed by Mortgage Market Corporation in Illinois.

         EDWARD L. HALPERN. Mr. Halpern has been a member of our board of directors since March 1999 and was our Chief Operating Officer from January 1999 until March 1999. Mr. Halpern founded On-Line Bedding in 1981 and served as its President, Chief Executive Officer and sole director until we acquired it in January 1999. Mr. Halpern has continued his duties with On-Line Bedding since we acquired it. Edward L. Halpern is the father of Gregory J. Halpern.

         STEVE H. SALGAN, M.D. Dr. Salgan has been member of our board of directors since March 2000. Since January 1998, Dr. Salgan has been president of Steven H. Salgan, M.D., Ltd., a practice specializing in primary care internal medicine and general/family medicine. He has been a member of the American Association of Professional Ringside Physicians since 1997 and a member of the Internal Medicine Subcommittee for Quality Assurance of Saint Margaret Mercy Hospital in Hammond, Indiana since 1996.

         STANFORD J. LEVIN. Mr. Levin has been a member of our board of directors since March 2000. Since 1988, Mr. Levin has been the proprietor of Levin Enterprises, an auto brokerage company located in Indiana. From January 1986 until June 1988, Mr. Levin was a public school teacher. From May 1981 until May 1985, he was employed by Hohman Professional Corp., a real estate development and management company where his duties included commercial real estate management and overseeing renovations.

         ALAN G.  ORLOWSKY,  J.D.,  C.P.A.  has  been a member  of our  board of directors  since  January  2004.  Mr.  Orlowsky  has been the  president  of A.G
Orlowsky, Ltd, a law firm specializing in tax, financial, and estate planning services since 1980. Alan worked for the I.R.S. and Deloitte & Touche as a tax professional and he taught Accounting, Taxation, and Business Law at Northeastern Illinois University School of Business and Loyola University of Chicago School of Business.

         The term of office of each director expires at each annual meeting of stockholders and upon the election and qualification of his successor. There are no arrangements with any director or officer regarding their election or appointment. Other than the father-son relationship between Edward L. Halpern and Gregory J. Halpern described above, there is no family relationship between any of our directors or executive officers.

AUDIT COMMITTEE

         The Board of Directors has an Audit Committee composed of three directors, Steve H. Salgan, Stanford J. Levin and Alan G. Orlowsky, each whom is considered an "independent director" under the rules of the American Stock Exchange and the Securities and Exchange Commission. The Board of Directors has determined that Alan G. Orlowsky qualifies as an "audit committee financial expert" under SEC rules. The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants.

COMPENSATION OF DIRECTORS

Our directors currently do not receive, and have not received, any cash compensation for serving on our board, but are eligible to receive options and restricted shares and units of our common stock under our 2004 Stock Incentive Plan. In 2004, Mr. G. Halpern received 425,000 options, Mr. Dabney received 225,000 options, Mr. E. Halpern received 125,000 options, Mr. Salgan received 125,000 options, Mr. Levin received 125,000 options and Mr. Orlowsky received 125,000 options.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities ("Reporting Persons") to file certain reports with the Securities and Exchange Commission with respect to ownership and changes in ownership of our common stock and other equity securities ("Section 16 Reports"). The Reporting Persons are required by regulation to furnish us with copies of all Section 16 Reports they file.

         To our  knowledge,  based  solely  upon the review of the copies of the
Section 16 Reports furnished to us, Section 16(a) reports set forth below for the following individuals were not timely filed:

         Gregory J. Halpern - one report relating to the sale of 15,000 shares; seven reports relating to sales of 84,000 shares pursuant to Mr. Halpern's Rule 10b5-1 insider trading plan; three reports relating to exercises of 1,185,000 options; and three reports relating to the acquisition of 25,000 options.

         Dana L. Dabney - one report relating to the sale of 10,000 shares; six reports relating to the sales of 48,000 shares pursuant to Mr. Dabney's Rule 10b5-1 trading plan; one report relating to the exercise of 400,000 options; and two reports relating to the acquisition of 275,000 options.

         Edward L. Halpern - two reports relating to the acquisition of 100,000 options.

         Stanford J. Levin - two reports relating to the acquisition of 50,000 options.

         Steve H. Salgan - one report relating to the acquisition of 25,000 options.

         Michael J. Theriault - one report relating to the sale of 50,000 shares; one report relating to the exercise of 80,000 options; and one report relating to the acquisition of 250,000 options.

CODE OF ETHICS

         We have adopted a code of ethics, known as our Code of Ethics and Business Conduct, that applies to all employees. This code of ethics can be found on our website at www.crgq.com. Stockholders may also obtain a copy of the Code of Ethics and Business Conduct by submitting a request for such copy to Circle Group Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes the compensation earned in the fiscal years ended December 31, 2002, 2003 and 2004 by our chief executive officer and the other four most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal year ended December 31, 2004. In this document, we refer to these individuals as our "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                                 ANNUAL COMPENSATION                       AWARDS
                                                            ----------------------------------- ------------------------------
                                                                                                    SHARES
                                                                                     OTHER        UNDERLYING     RESTRICTED
NAME AND PRINCIPAL POSITION                          YEAR     SALARY     BONUS    COMPENSATION      OPTIONS     STOCK AWARDS
-------------------------------------------------- -------- ---------- --------- -------------- ------------- ----------------
Gregory J. Halpern..............................     2004     $86,200     $--         $--         1,230,000          --
  PRESIDENT AND CHIEF EXECUTIVE                      2003      27,000      --          --           180,000          --
  OFFICER                                            2002          --      --          --         1,675,000          --

OPTION GRANTS

         The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2004. The percentage of total options granted to employees set forth below is based on an aggregate of 5,806,750 shares subject to options granted in 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                              -----------------------------------------------------------------
                                                PERCENT OF
                                 NUMBER OF         TOTAL
                                 SECURITIES      OPTIONS
                                 UNDERLYING     GRANTED TO      EXERCISE OR
                                  OPTIONS        EMPLOYEES       BASE PRICE        EXPIRATION
NAME                              GRANTED         IN 2004         ($/SHARE)           DATE
----                          --------------- --------------- ------------------ --------------
Gregory J. Halpern..........      400,000           10%             $2.00          01/02/2007
                                   25,000            1%             $4.61          03/01/2007
                                  805,000           19%             $0.75          11/17/2007


      OPTIONS EXERCISED DURING 2004 AND OPTIONS VALUES AT DECEMBER 31, 2004

         The following table contains information regarding options exercised during 2004 and unexercised options held at December 31, 2004, by the named executive officers.

                                                                                                          VALUE OF
                                                                                                         UNEXERCISED
                                                                                                        IN-THE-MONEY
                                                                            NUMBER OF UNEXERCISED        OPTIONS AT
                                                                                  OPTIONS AT          DECEMBER 31, 2004
                                                                              DECEMBER 31, 2004              ($)
                                                 SHARES                   ------------------------- ---------------------
                                               ACQUIRED ON       VALUE           EXERCISABLE/           EXERCISABLE/
NAME                                            EXERCISE       REALIZED         UNEXERCISABLE           UNEXERCISABLE
----                                         --------------- ------------ ------------------------- ---------------------
Gregory J. Halpern.......................        895,000        254,750           1,550,000                935,627

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2005, by the following individuals, entities or groups:

             o each person or entity who we know beneficially owns more than five percent of our outstanding common stock;

             o   each of the named executive officers;

             o   each director and nominee; and

             o   all directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 28, 2005 are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

         Applicable percentage ownership in the following table is based on 44,719,559 shares of common stock outstanding as of March 28, 2005. Unless otherwise indicated, the address for each stockholder listed in the table is c/o Circle Group Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.


                                                                                  PERCENTAGE OF
                                                             NUMBER OF SHARES         SHARES
                            NAME OF                            BENEFICIALLY        BENEFICIALLY
                       BENEFICIAL OWNER                            OWNED              OWNED
                       ----------------                            -----              -----

FIVE PERCENT STOCKHOLDERS:
Paradigm Circle L.P. (1)                                         3,183,734              7.1%
Paradigm Group II LLC(2)                                         3,183,734              7.1%
Paradigm Circle Millennium Fund, L.P. (3)                        3,183,734              7.1%

DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Gregory J. Halpern(4)                                           14,928,100             33.4%
Dana L. Dabney( 5)                                               2,257,000              5.0%
Michael J. Theriault(6)                                            999,000             2.23%
Edward L. Halpern(7)                                             1,245,000             2.78%
Stanford J. Levin(8)                                               273,300                 *
Steve H. Salgan(9)                                                 646,915              1.4%
Alan G. Orlowsky(10)                                               192,750                 *

Total of all Directors and Executive Officers                   20,542,065             45.9%

---------------------

* Less than 1%.

(1) Includes (i) 465,407 shares and 722,857 warrants convertible within 60 days of March 28, 2005 held directly, (ii) 119,120 shares held by its affiliate, Paradigm Group II LLC, and (iii) 1,126,350 shares and 750,000 warrants convertible within 60 days of March 28, 2005 held by its affiliate, Paradigm Circle Millennium Fund, L.P.

(2) Includes (i) 119,120 shares held directly, (ii) 465,407 shares and 722,857 warrants convertible within 60 days of March 28, 2005 held by its affiliate, Paradigm Circle L.P., and (iii) 1,126,350 shares and 750,000 warrants convertible within 60 days of March 28, 2005 held by its affiliate, Paradigm Circle Millennium Fund, L.P.

(3) Includes (i) 1,126,350 shares and 750,000 warrants convertible within 60 days of March 28, 2005 held directly, (ii) 119,120 shares held by its affiliate, Paradigm Group II LLC, and (iii) 465,407 shares and 722,857 warrants convertible within 60 days of March 28, 2005 held by its affiliate, Paradigm Circle L.P.

(4) Includes 1,550,000 options exercisable within 60 days of March 28, 2005.

(5) Includes 1,155,000 options exercisable within 60 days of March 28, 2005.

(6) Includes 965,000 options exercisable within 60 days of March 28, 2005.

(7) Includes 445,000 options exercisable within 60 days of March 28, 2005.

(8) Includes 145,000 options exercisable within 60 days of March 28, 2005.

(9) Includes 370,000 options exercisable within 60 days of March 28, 2005.

(10) Includes 170,000 options exercisable within 60 days of March 28, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 2, 2002 and November 7, 2002, the Company borrowed $149,000 and $70,000, respectively, from Gregory J. Halpern, the Chairman of the Board of Directors, and signed two promissory notes in favor of Gregory J. Halpern in return. The notes are payable upon demand and provided for interest to be paid monthly at the rate of 5% per annum.

ITEM 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K.

EXHIBIT NO.             DESCRIPTION

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

10.8 Stock Purchase Agreement, dated December 20, 2002, by and between CGI Capital and Rothschild Owens Hayes & Partners, Inc. [Incorporated by reference to Exhibit 6.8 to Circle Group's Form 10-KSB filed on April 14, 2003]

10.9 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern Incorporated by reference to Exhibit 6.11 to Circle Group's 10-KSB filed on April 14, 2003]

10.10 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and Utek Corporation [Incorporated by reference to Circle Group's Form 8-K filed on September 11, 2002]

10.11 Consulting Agreement by and between Circle Group Holdings, Inc. and Stavros N. Papageorgiou dated November 19, 2004.

23.1*       Consent of Spector & Wong LLP

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

---------------------

*Filed herewith

         The Company filed the following Current Reports on Form 8-K:

             o Current report dated October 14, 2004, pursuant to Item 8.01, Other Events; and

             o Current report dated November 19, 2004, pursuant to Item 8.01, Other Events.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following is a summary of the fees billed to us by Spector & Wong, LLP for professional services rendered for the fiscal year ended December 31, 2004 and December 31, 2003, respectively:

              FEE CATEGORY                2004              2003
         -------------------------- ----------------- -----------------

         -------------------------- ----------------- -----------------
         Audit Fees(1)                   $35,000           $25,000
         -------------------------- ----------------- -----------------
         Audit-Related Fees(2)           $51,800           $21,500
         -------------------------- ----------------- -----------------
         Tax Fees(3)                        --              $2,500
         -------------------------- ----------------- -----------------
         All Other Fees(4)                  --                --
         -------------------------- ----------------- -----------------
         Total Fees                      $86,800           $49,000
         -------------------------- ----------------- -----------------

--------------------

(1) Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and for reviews of the interim financial statements included in our quarterly reports on Form 10-QSB.

(2) Audit-Related Fees consist of fees billed for professional services rendered for audit-related services, including consultation on SEC filings and the issuance of consents and consultations on other financial accounting and reporting related matters.

(3) Tax Fees consists of fees billed for professional services relating to tax compliance and other tax advice.

(4)      All Other Fees consist of fees billed for all other services.

PRE-APPROVAL POLICY

         Our Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Committee prior to the completion of the service. The Committee may also form and delegate authority to sub-committees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. In accordance with the pre-approval policy, the Audit Committee has approved certain specified audit and non-audit services to be provided by Spector & Wong LLP for up to twelve (12) months from the date of the pre-approval. Any additional services to be provided by our independent auditors following such pre-approval requires the additional pre-approval of the Audit Committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2005.

                                CIRCLE GROUP HOLDINGS, INC.

                                By: /s/ Gregory J. Halpern
                                --------------------------

                                Gregory J. Halpern
                                Chairman of the Board, President
                                and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 31, 2005.

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

                                INDEX OF EXHIBITS

EXHIBIT NO.                 DESCRIPTION

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

10.8 Stock Purchase Agreement, dated December 20, 2002, by and between CGI Capital and Rothschild Owens Hayes & Partners, Inc. [Incorporated by reference to Exhibit 6.8 to Circle Group's Form 10-KSB filed on April 14, 2003]

10.9 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern Incorporated by reference to Exhibit 6.11 to Circle Group's 10-KSB filed on April 14, 2003]

10.10 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and Utek Corporation [Incorporated by reference to Circle Group's Form 8-K filed on September 11, 2002]

10.11 Consulting Agreement by and between Circle Group Holdings, Inc. and Stavros N. Papageorgiou dated November 19, 2004.

23.1*       Consent of Spector & Wong LLP

31.1* Statement Under Oath of Principal Executive Officer of Circle Group Holdings, Inc. Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of Circle Group Holdings, Inc. Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of Circle Group Holdings, Inc. Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of Circle Group Holdings, Inc. Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

---------------------

*Filed herewith

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----

Report of Independent Auditors.........................................................................       F-2

Consolidated Balance Sheets............................................................................       F-3

Consolidated Statements of Operations..................................................................       F-4

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)..............       F-5

Consolidated Statements of Cash Flows..................................................................       F-6

Notes to Consolidated Financial Statements.............................................................       F-7

HAROLD Y. SPECTOR, CPA          SPECTOR & WONG, LLP         80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA         Certified Public Accountants               SUITE  723
                                 1- (888) 584-5577            PASADENA, CA 91101
                                 FAX (626) 584-6447





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Circle Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Circle Group Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle Group Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Spector & Wong, LLP
Pasadena, California
March 25, 2005

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                                        2004            2003
------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                               $    93,748     $ 1,383,718
  Accounts receivable, net of allowance for doubtful
     accounts 2004 $0; 2003 $6,096                                             86,465          69,157
  Prepaid expenses                                                            100,548          16,332
  Inventories                                                                 115,742          18,049
                                                                          ----------------------------
           TOTAL CURRENT ASSETS                                               396,503       1,487,256
                                                                          ----------------------------

Property and equipment, net                                                 6,986,553         718,087
                                                                          ----------------------------
Other Assets
  Deposits                                                                     11,103          11,090
  Intangible assets, net                                                      563,250         597,583
                                                                          ----------------------------
           Total other assets                                                 574,353         608,673
                                                                          ----------------------------

           TOTAL ASSETS                                                   $ 7,957,409     $ 2,814,016
                                                                          ============================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                         2004             2003
-------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                                       $  1,595,715      $    98,831
  Accrued expenses and other liabilities                                      507,684          212,947
  Note payable to related parties                                              25,000           25,000
  Current portion of capital lease obligations                                 30,790           26,667
                                                                         ------------------------------
                                                                            2,159,189          363,445
Long-Term Liabilities,
  Capital lease obligations                                                    43,128           74,202
                                                                         ------------------------------

          TOTAL LIABILITIES                                                 2,202,317          437,647
                                                                         ------------------------------

Minority deficit                                                              (78,866)         (11,326)

Stockholders' Equity
  Common stock, $.00005 par value; 200,000,000 shares
   authorized; issued and outstanding 2004 44,396,469 shares;
   2003 30,872,252 shares                                                       2,220            1,544
  Common stock to be issued                                                        22               79
  Additional paid-in capital                                               38,185,404       25,753,263
  Unamortized expenses                                                     (1,849,589)        (445,867)
  Notes receivable for issuance of stock                                   (3,465,000)              --
  Accumulated deficit                                                     (27,027,830)     (22,910,055)
  Treasury stock, at cost                                                     (11,269)         (11,269)
                                                                         ------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                        5,833,958        2,387,695
                                                                         ------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                             $  7,957,409     $  2,814,016
                                                                         ==============================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

For the years ended December 31,                      2004             2003
--------------------------------------------------------------------------------
Revenues:
  Products                                        $   634,456      $    659,664
  Services                                             30,997            82,778
--------------------------------------------------------------------------------
    TOTAL REVENUES                                    665,453           742,442
--------------------------------------------------------------------------------
Cost of revenues:
  Products                                            589,196           529,860
  Services                                             87,357           443,103
--------------------------------------------------------------------------------
    Total cost of revenues                            676,553           972,963
--------------------------------------------------------------------------------
Operating expenses:
  Selling, general and administrative               5,142,295         2,840,932
  Amortization of intangible assets                    34,333            22,417
--------------------------------------------------------------------------------
    Total operating expenses                        5,176,628         2,863,349
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
            OPERATING LOSS                         (5,187,728)       (3,093,870)
--------------------------------------------------------------------------------

Other income (expenses):
  Rental and other income                              62,765           151,370
  Interest income                                       6,200             5,002
  Gain on disposal of long-lived assets                    --           155,554
  Settlment gain                                      953,000                --
  Interest expense                                    (19,552)          (45,877)
--------------------------------------------------------------------------------
    Total other income                              1,002,413           266,049
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
            NET LOSS                              $(4,185,315)     $ (2,827,821)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET LOSS PER SHARE - BASIC AND DILUTED            $     (0.11)     $      (0.10)
--------------------------------------------------------------------------------

Weighted Average Number of Shares                  38,347,768        26,981,440


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                 Common
                                                Stock and                     Note
                                  Shares of     Additional                 Receivable
                                    Common       Paid-in     Unamortized   issued for     Accumulated     Treasury
                                    Stock        Capital       Expenses       Stock         Deficit         Stock        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002      23,711,043   $20,405,970   $        --   $        --    $(20,082,234)   $(11,269)   $   312,467
  Stock issued for services          934,046     1,407,552      (333,750)                            0           0      1,073,802
  Stock issued for acquisition
    of license rights              1,208,333       620,000             0                             0           0        620,000
  Stock issued for cash            1,260,000       250,000             0                             0           0        250,000
  Stock subscription               2,742,857       978,250             0                             0           0        978,250
  Exercise of stock warrants
    and options                    1,119,573       331,987             0                             0           0        331,987
  Retirement of common stock        (103,600)      (58,750)            0                             0           0        (58,750)
  Equity adjustments related
    to subsidiary equity
    transactions                           0     1,100,000             0                             0           0      1,100,000
  Warrants issued for services             0       719,877      (112,117)                            0           0        607,760
  Net loss                                 0             0             0                    (2,827,821)          0     (2,827,821)
                                 -------------------------------------------------------------------------------------------------
Balance at December 31, 2003      30,872,252   $25,754,886   $  (445,867)  $        --    $(22,910,055)   $(11,269)   $ 2,387,695
  Stock issued for services        2,846,074     2,647,920    (2,033,500)                                                 614,420
  Stock issued for cash            3,916,813     7,276,175                  (3,215,000)                                 4,061,175
  Stock subscription               1,730,000                                                                                   --
  Exercise of stock warrants
    and options                    5,031,330     2,458,665                    (250,000)                                 2,208,665
  Warrants issued for services                      50,000       (50,000)
  Amortization of services                                       679,778                                                  679,778
  Minority loss                                                                                 67,540                     67,540
  Net loss                                                                                  (4,185,315)                (4,185,315)
                                 -------------------------------------------------------------------------------------------------

Balance at December 31, 2004      44,396,469   $38,187,646   $(1,849,589)  $(3,465,000)   $(27,027,830)   $(11,269)   $ 5,833,958
                                 =================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31,                                                   2004                 2003
-----------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net loss                                                                     $ (4,185,315)        $ (2,827,821)
  Adjustments to reconcile net loss to net cash used in operations:
   Minority deficit                                                                      --              (11,326)
   Depreciation and amortization                                                    232,532              170,201
   (Gain) on disposal of long-lived assets                                           (1,400)            (155,554)
   Write-off of employee advances and loans                                               0                5,148
   Stocks and warrants issued for services                                          614,420            1,632,812
   Amortization of noncash expenses                                                 679,777                    0
   (Increase) decrease in: Accounts receivable                                      (17,307)             (36,329)
     Prepaid expenses and other assets                                              (84,216)             (10,010)
     Inventories                                                                    (97,693)               5,875
     Deposits                                                                           (13)                   0
   Increase (decrease) in:
     Accounts payable and other liabilities                                       1,791,622              (87,474)
-----------------------------------------------------------------------------------------------------------------
           CASH FLOWS USED IN OPERATING ACTIVITIES                               (1,067,593)          (1,314,478)
-----------------------------------------------------------------------------------------------------------------

Cash Flow From Investing Activities:
  Employee loans and advances                                                            --               (8,904)
  Purchase of property and equipment                                             (6,466,665)              (3,868)
  Proceeds from disposition of property and equipment                                 1,400                6,375
  Proceeds from sale of intangible assets                                                 0              150,000
-----------------------------------------------------------------------------------------------------------------
           CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (6,465,265)             143,603
-----------------------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities:
  Net proceeds from sales of stock                                                4,061,175              250,000
  Net proceeds from stock subscription                                                    0              978,250
  Net proceeds from subsidiary stock offering                                             0            1,100,000
  Exercise of warrants and options                                                2,208,665              138,487
  Repayments to officers                                                                  0              (14,100)
  Repayments on capital lease obligations                                           (26,952)             (20,503)
-----------------------------------------------------------------------------------------------------------------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                            6,242,888            2,432,134
-----------------------------------------------------------------------------------------------------------------

           NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,289,970)           1,261,259

Cash and cash equivalents, at beginning of year                                   1,383,718              122,459
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                      $     93,748         $  1,383,718
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                            $     17,218         $     43,640
Supplemental Schedules of Noncash Investing and Financing Activities:
  Note recievable incurred for issuance of stock                               $  3,465,000         $          0
  Common stocks and warrants issued to acquire license rights                  $          0         $    620,000
  Retirement of common stock to reduce employee loan                           $          0         $     10,000
  Stock option exercised to retire note payable to related party               $          0         $    193,500


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Circle Group Holdings, Inc. (the "Company") is a pioneer of emerging technology companies. The Company provides small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

The Company has participated in several public and private offerings and has expanded its business. In 2002, the Company acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z-Trim, an all-natural, corn-based fat replacement. The Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailer.

The Company operates through its FiberGel, Mini-Raman Lidar Technology, ThraxVac Technology, The Brave Way Training Systems, Inc, On-Line Bedding Corp., and Z-Amaize Technologies, Inc. divisions.

On March 31, 2004, the Company's common stock was approved to be traded on the American Stock Exchange under the symbol, CXN.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS: Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INVENTORIES: Inventories consist of raw materials, finished goods and packaging and displays and are stated at the lower of cost or market, using the first-in, first-out method.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated on the accelerated and straight-line methods over the estimated useful lives of the assets. Estimated useful lives of five to ten years are used for machinery and equipment, office equipment and furniture, and automobile. Estimated useful lives of up to five years are used for computer equipment and related software. Depreciation and amortization of leasehold improvements are computed using the term of the lease.

INTANGIBLE ASSETS: Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from five to twenty years.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MINORITY DEFICIT: Minority deficit represents other stockholders' proportionate share (loss) in the equity of FiberGel Technologies, Inc. At December 31, 2004 and 2003, the Company owned all issued and outstanding common stock amounting to 94.5% of the voting rights.

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

The Company is required under SFAS 123 to disclose pro forma information regarding option grants to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

        For years ended December 31,                                2004             2003
        -------------------------------------------------------------------------------------
        Net loss - as reported                                 $ (4,185,315)    $ (2,827,821)
        Pro forma compensation expense                            2,970,634          171,063
                                                               -------------    -------------
        Pro forma net loss                                     $ (7,155,949)    $ (2,998,884)
                                                               =============    =============
        Basic and diluted net loss per share:
          As reported                                          $      (0.11)    $      (0.10)
                                                               =============    =============
          Pro forma                                            $      (0.19)    $      (0.11)
                                                               =============    =============

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NEW ACCOUNTING STANDARDS: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its consolidated financial statements from the adoption of this statement.


In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS -- AN AMENDMENT OF ARB NO. 43, CHAPTER 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this consolidated statement will have any immediate material impact on the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

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

The Company has generated approximately $6,269,840 in additional operating capital during 2004 through sales of its common stock in a private placement offering and in exercising of options and warrants.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - INVENTORIES

                              December 31,  December 31,
                                  2004          2003
                              ------------  ------------
Raw Materials                  $   61,677    $   11,173
Work-in-process                        --            --
Packaging                          17,216         1,339
Finished Goods                     21,380         5,537
Display                            15,470            --
                              ------------  ------------
  Total inventory              $  115,742    $   18,049
                              ============  ============


NOTE 5 - PROPERTY AND EQUIPMENT

                                                            December 31,
                                                        2004            2003
                                                   --------------   -----------
Production, engineering and other equipment        $   4,463,501    $  147,016
Leasehold improvements                                 2,634,128       580,530
Office equipment and furniture                           594,711       515,515
Computer equipment and related software                  310,011       298,222
                                                   --------------   -----------
                                                       8,002,351     1,541,283
Accumulated depreciation                              (1,015,798)     (823,196)
                                                   --------------   -----------
  Total property and equipment                     $   6,986,553    $  718,087
                                                   ==============   ===========


Depreciation expense was $198,199 and $147,784for the years ended December 31, 2004 and 2003, respectively.

NOTE 6 - INTANGIBLE ASSETS

During the fiscal year 2004, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:

                                     Gross
                                    Carrying    Accumulated
                                     Amount     Amortization      Net
-------------------------------- -------------- ------------ --------------
License Rights to
 Developed Technology               $ 420,000    $ (36,750)     $ 383,250
 Website                              200,000      (20,000)       180,000
                                 -------------- ------------ --------------
  Total intangibles                 $ 620,000    $ (56,750)     $ 563,250
                                 ============== ============ ==============


Amortization of intangibles was $34,333 and $22,417 for the years ended December 31, 2004 and 2003, respectively.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Based on the carrying  amount of the  intangibles  as of December 31, 2004,  and
assuming  no  impairment  of  the  underlying   assets,   the  estimated  future
amortization is as follows:

            Years ended
            December 31,
         ------------------
                2005           $ 34,333
                2006             34,333
                2007             34,333
                2008             34,333
             Thereafter         425,918
                              ----------
         Total amortization    $563,250
                              ==========


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

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                2004          2003
                                                            -----------   -----------
Accrued Payroll and Taxes                                    $   7,077     $   8,102
Accrued Legal and Professional Fees                             76,645       109,896
Leasehold Improvements                                         412,021          --
Other accrued expenses                                          11,941        94,949
                                                            -----------   -----------
  Total accrued expenses and other current liabilities       $ 507,684     $ 212,947
                                                            ===========   ===========


NOTE 8 - CAPITAL LEASE OBLIGATIONS

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, "Accounting for Leases." These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expense for the years ended December 31, 2004 and 2003.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL LEASE OBLIGATIONS (CONTINUED)

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2004:

             Year Ending December 31,
             ------------------------
             2005                                          $ 39,147
             2006                                            34,841
             2007                                            17,023
                                                          ----------
             Total minimum lease payments                    91,011
             Lease amount representing interest              17,093
                                                          ----------
             Present value of minimum lease payments         73,918
             Less: current portion                           30,790
                                                          ----------
             Non-current portion                           $ 43,128
                                                          ==========


The leases bear interest rate ranging from 17.29% to 20.88%.

NOTE 9 - STOCKHOLDERS' EQUITY/SUBSEQUENT EVENT

PRIVATE PLACEMENT OFFERING

In March 2004, the Company conducted a self-underwritten offering of the Company's common stocks up to $5 million. The stock was sold for $100,000 per unit. Each unit consists of 22,222 shares of common stock and 22,222 warrants. The warrants are exercisable at $6.00 per share and expire in three (3) years after purchase of the above-described unit. Through December 31, 2004, the Company sold 1,126,813 shares, and received net proceeds of $3,161,175 and a note receivable of $2.04 million, of which, a $400,000 payment was received and included in the said above net proceeds by December 31, 2004. The note bears zero interest and is due on December 31, 2004. This note is in default; management elected a payment plan to avoid litigation. Subsequent payments received on the note totaled $675,000 through March 3, 2005.

The Company also sold 2,750,000 shares at $0.90 per share and received $900,000 in cash and a note receivable of $1.575 million at December 31, 2004. The note was paid in full in January 2005.

In April 2003, the Company conducted a self-underwritten offering of the Company's common stock up to $4,000,000. The stock was sold for $0.25 per share with a minimum purchase of 100,000 shares or $25,000 per unit. Through December 31, 2003, the Company sold and issued 560,000 shares and received $140,000 in proceeds under the offering. The Company also sold 700,000 shares of common stock for $110,000 in cash.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' EQUITY/SUBSEQUENT EVENT (CONTINUED)

STOCK SUBSCRIPTIONS

In 2003, the Company entered into two stock subscription agreements to conduct a self-underwritten offering of the Company's common stocks with detachable warrants up to $1.45 million. The number of shares issuable to the holder will equal the amount paid by the holder divided by the lesser of $0.25 or 50% of the closing price on the day of closing, but in no event less than $0.20. One warrant will be issued to purchaser for every share purchased. Warrants will be exercisable at a price equal to $1.50 and will expire on February 28, 2005. The Company agreed to pay the underwriters a 9% compensation of the total amount raised, plus a flat non-accountable expense allowance to cover legal, escrow fees and miscellaneous costs not to exceed $7,500. Through December 31, 2003, the Company had received net proceeds of $979,220, net of offering costs of $96,750 from the underwriters and had issued 2,172,857 shares of common stocks.

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

EXERCISING OF STOCK WARRANTS AND OPTIONS

During 2004, there are 5,021,330 stock warrants and options exercised. The Company received $2,208,664 in cash and a note receivable of $250,000 upon exercising. The note carries an interest rate of 5% per annum and is pledged by the stocks. Principal and interest are due on June 30, 2006.

During 2003, there were 1,119,573 stock warrants and options exercised. The Company received total proceeds of $331,987.

SUBSIDIARY STOCK TRANSACTIONS

On July 23, 2003, the Board of Directors approved the redemption of all 1,000 shares of FiberGel, which was acquired in 2002, and the issuance of twenty million (20,000,000) shares of common stock of FiberGel with a par value of $0.00005 per share. The Board of Directors also approved to increase the authorized common stock to fifty million (50,000,000) shares.

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

NOTE 9 - STOCKHOLDERS' EQUITY/SUBSEQUENT EVENT (CONTINUED)

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

As of December 31, 2003, the Company had sold 1,100,000 shares of Fiber-Gel's common stock and recorded an additional credit to stockholders' equity in the amount of $1,100,000.

INCREASE AUTHORIZED SHARES

On June 16, 2004, the Board of Directors amended its article of incorporation to increase authorized shares to 200,000,000.

NOTE 10 - STOCK OPTIONS AND WARRANTS

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions for options granted for the year ended December 31, 2004 and 2003 are as follows:

                                                              2004       2003
                                                           ---------------------
         Weighted average fair value per option granted     $   0.95    $  0.05
         Risk-free interest rate                               1.37%      1.17%
         Expected dividend yield                               0.00%      0.00%
         Expected lives                                        3.00       3.00
         Expected volatility                                 119.80%     73.30%


A summary of the status of stock options issued by the Company as of December 31, 2004 and 2003 is presented in the following table.

                                                       2004                         2003
                                              -----------------------------------------------------
                                                             Weghted                      Weghted
                                                Number       Average        Number        Average
                                                  of         Exercise         of          Exercise
                                                Shares        Price         Shares         Price
                                              -----------------------------------------------------
Outstanding at beginning of Year               1,901,000      $  0.13      4,048,000       $  1.47
Granted                                        7,651,750         1.16        474,000          0.05
Exercised                                     (2,056,000)        0.24       (858,433)         0.27
Expired and Cancelled                                 --                  (1,762,567)         3.13
                                              -----------                 -----------
Outstanding at end of Year                     7,496,750      $  1.15      1,901,000       $  0.13
                                              ===========                 ===========

Exercisable at end of Year                     7,496,750      $  1.15      1,901,000       $  0.13
                                              ===========                 ===========

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table sets forth additional information about stock options outstanding at December 31, 2004:

                                                    Weighted
                                                     Average            Weighted
              Range of                              Remaining           Average
              Exercise           Options           Contractual          Exercise          Options
               Prices          Outstanding             Life              Price          Exercisable
           -------------------------------------------------------------------------------------------
            $0.01-$1.50         5,116,750           2.2 years            $  0.68         5,116,750
            $1.51-$3.00         2,230,000           2.1 years            $  1.99         2,230,000
            $3.01-$5.00           150,000           2.2 years            $  4.61           150,000
                             --------------------------------------------------------------------
                                7,496,750           2.1 years            $  1.15         7,496,750

As of December 31, 2004 and 2003, the Company has warrants outstanding to purchase 10,188,253 and 6,340,000 shares of the Company's common stock, respectively, at prices ranging from $0.05 to $6.00 per share. These warrants expire at various dates through December 2007.

NOTE 11 - INCOME TAXES

The deferred net tax assets consist of the following at December 31, 2004 and 2003:

                                                               2004              2003
                                                          -------------------------------
Tax Benefit on net operating loss carryforward             $ 8,497,963       $ 6,722,333
Temporary differene in depreciation and amortization          (614,823)           20,476
Temporary differene in goodwill                                197,717           213,547
Less: valulation allowance                                  (8,080,857)       (6,956,356)
                                                          -------------------------------
  Net deferred tax assets                                  $        --       $        --
                                                          ===============================

At December 31, 2004, net federal operating losses of approximately $23.7 million are available for carry-forward against future years' taxable income and expire through 2024. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 12 - SETTLEMENT GAIN

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                Year Ended
                                                               December 31,
                                                          2004             2003
---------------------------------------------------- ---------------  --------------
Numerator:
---------------------------------------------------- ---------------  --------------
  Net loss                                            $ (4,185,315)    $ (2,827,821)
---------------------------------------------------- ---------------  --------------
Denominator:
---------------------------------------------------- ---------------  --------------
  Weighted average number of shares outstanding         38,347,768       26,981,440
---------------------------------------------------- ---------------  --------------
---------------------------------------------------- ---------------  --------------
Net loss per share-basic and diluted                  $      (0.11)    $      (0.10)
---------------------------------------------------- ---------------  --------------


As the Company incurred net losses for the years ended December 31, 2004 and 2003, the effect of dilutive securities totaling 6,286,827 and 4,125,223 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 14 - RELATED PARTY TRANSACTIONS

In February 2004, the Chairman of the Board of Directors exercised his 720,000 stock options at $0.05 per share, or aggregate of $36,000. The Company received $8,000 in cash and the balance of $28,000 was charged as payments for his service rendered.

As of December 31, 2004 and 2003, the Company had a note payable of $25,000 payable to a related party. The note carries interest at 5% per annum, and is due on demand.

In August 2003, the Chairman of the Board of Directors exercised his 645,000 stock options at $0.30 per share. The total proceed of $193,500 was debited against the note payable and accrued interest owed to the Chairman.

NOTE 15 - WITHDRAWAL FROM REGISTRATION AS A BROKER-DEALER

On January 27, 2004, the Company's wholly owned subsidiary, CGI Capital, Inc., filed an application of withdrawal from registration as a broker or dealer. The application is subject to SEC approval.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - BUILDING LEASE

In March 2004, the Company has leased the remaining 22,000 square feet of space located adjacent to its executive offices in Mundelein, Illinois as part of a planned expansion of its Z-Trim(TM) production capacity. The revised lease requires monthly rental payments of $20,000 and expires in March 2007. Taxes, insurance and maintenance are billed when due.

The future minimum annual rental payments under the new lease are as follows:

                      Year ended December 31,            Amount
                     -------------------------        -----------
                               2005                    $ 240,000
                               2006                      240,000
                               2007                       60,000
                                                      -----------
                                                       $ 540,000
                                                      ===========

NOTE 17 - LEGAL PROCEEDINGS

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

NOTE 18 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2004.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 19 - SEGMENT INFORMATION

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 19 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company's results by operating segment is as follows:

                                             Year ended December 31,
                                               2004            2003
---------------------------------------   ------------------------------
Net Revenue:
  Food Product Development                 $     61,286    $         --
  Security Training and Products                  2,970          19,280
  E-tailer                                      573,170         657,783
  Business Consulting                            28,027          65,379
---------------------------------------   ------------------------------
  Total Net Revenue                             665,453         742,442
---------------------------------------   ------------------------------
Operating Income (Loss):
  Food Product Development                   (1,227,997)       (303,946)
  Security Training and Products                  2,606          10,094
  E-tailer                                          746         (25,316)
  Business Consulting                        (3,949,671)     (2,760,995)
                                          ------------------------------
Operating (loss) by reportable segments      (5,174,316)     (3,080,163)
All other operating (loss)                      (13,412)        (13,708)
---------------------------------------   ------------------------------
Consolidated operating (loss)                (5,187,728)     (3,093,871)
---------------------------------------   ------------------------------
Net Income(Loss) before tax:
  Food Product Development                   (1,227,997)       (303,946)
  Security Training and Products                  2,606          10,094
  E-tailer                                          876         (23,986)
  Business Consulting                        (2,947,388)     (2,496,279)
                                          ------------------------------
Net (loss) by  reportable segments           (4,171,903)     (2,814,117)
All other net (loss)                            (13,412)        (13,704)
---------------------------------------   ------------------------------
Consolidated net loss before Tax           $ (4,185,315)   $ (2,827,821)
---------------------------------------   ------------------------------


                                                          At December 31,
         Total Assets:                                2004               2003
         ----------------------------------------------------------------------
         Food Product Development                 $  6,523,174     $    11,000
         Security Training and Products                 12,367           9,903
         E-tailer                                      140,811         161,157
         Business Consulting                         1,281,057       2,601,245
                                                 ------------------------------
                                                     7,957,409       2,783,305
         All other segments                                 --          30,711
         ----------------------------------------------------------------------
         Consolidated assets                      $  7,957,409     $ 2,814,016
         ----------------------------------------------------------------------