Form 10QSB
period 2005-03-31
CIRCLE GROUP HOLDINGS INC
filed 2005-05-13
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

                                 Yes / /       No /X/

      The registrant has a single class of common stock, par value $.00005 per share, of which there are 44,719,559 shares issued and outstanding as of March 31, 2005.

         Transitional Small Business Disclosure Format (Alternative 2):

                                 Yes / /       No /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     See Consolidated Financial Statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is intended to assist in understanding the financial condition and results of operations of Circle Group Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2005 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

OVERVIEW

     We are a pioneer of emerging technology companies. We provide small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process.

     Circle Group Holdings, Inc. was founded in May 1994 under the original name, Circle Group Entertainment Ltd. and changed its name to Circle Group Holdings, Inc. in 2002. We had no business operations except for research and development activities between May 1994 and January 1997. In 2002, we reorganized our business units into three reportable segments: food product development, security product development, and e-tailor, and acquired Fiber-Gel Technologies, Inc., which owns an exclusive license to Z-Trim, an all-natural, corn and other grain-based fat replacement.

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

     On September 28, 2004, Z-Amaize Technologies signed an agreement to provide NOVOC Performance Resins with Z-Bind for use in its products. NOVOC has identified a use for a neutral pH version of Z-Bind in which they could use up to several million pounds per year once fully commercialized, The agreement also provides for the joint development of additional versions of Z-Bind.

     In September 2004, Z-Amaize Technologies, entered into a three-year agreement with Senticore, Inc. to supply Z-Bind.

     In November 2004, our exclusively licensed NATS became available on Palm OS(R) software, which powers the most powerful hand-held and smart phones and has approximately 25 million users.

     In November, 2004 FiberGel Technologies held their first recipe contest for recipes made with Z-Trim. In February, 2005 they announced the winners of therecipe contest and awarded their prizes. The recipes were rated on originality, taste, calorie and fat reduction, texture, visual appeal and overall acceptance. The contest was designed to help make more people aware of the benefits of Z-Trim.

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

     In December 2004, FiberGel Technologies produced a new version of its Z-Trim zero calorie fat replacement and dietary fiber supplement from non-genetically modified organism (non-GMO) grain. We expect that the non-GMO status will create additional interest among leading food companies who offer products in this area.

     In January, 2005, Circle Group signed a strategic consulting agreement and closed a private placement of common stock with Greek businessman Stavros Papageorgiou, the major shareholder and Founder of Sanyo Hellas Holding S.A., a leading Greek conglomerate. Under the agreement, Mr. Papageorgiou will assist Circle Group in marketing and distributing its products in Greece, forming relationships with leading distribution partners and making introductions to leaders in the Greek and international business communities.

     In February 2005, FiberGel Technologies, which holds all rights to Z-Trim under existing license from the USDA, received additional patent protection in Europe for it products. The USDA has accepted an 'Advance Notice of Grant' for patent protection in Europe, including Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Great Britain, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal and Sweden.

For discussion of the promissory note for $960,000 received as payment for a note receivable for a stock purchase please see Note 6.

SUMMARY OF FINANCIAL RESULTS

Total assets increased to $8,251,545 at March 31, 2005 from $7,957,409 on December 31, 2004. This was primary the result of proceeds received from notes receivable for stock subscription.

Total equity increased 24% to $7,244,643 on March 31, 2005 compared to $5,833,958 for the year ended December 31, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2004

Revenues

Revenues decreased 4% for the three months ended March 31, 2005 from $124,559 for the three months ended March 31, 2004 to $119,599, as a result of a slower demand in business consulting services, offsetting against increase in demand for products from our e-tailer segment. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                         Three months ended March 31,
                                             2005           2004
                                           --------       --------
           Products                        $117,575       $111,662
           Services                           2,024         12,897
                                           --------       --------
        Total Revenues                     $119,599       $124,559
                                           ========       ========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $27,991 or approximately 2% to $1,550,068 for the three months ended March 31, 2005 from $1,578,059 for the three months ended March 31, 2004.

Other income

Total other income for the three months ended March 31, 2005 was $13,228, as compared to $13,551 for the three months ended March 31, 2004.

Net loss

Net loss decreased by $91,190 or 5.5% to $1,557,069 for the three months ended March 31, 2005 as compared to a net loss of $1,648,259 for the three months ended March 31, 2004. This was due to a combination of lower cost of sales and a decrease in operating expenses, offsetting against lower sales.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had cash and cash equivalents of $505,496, compared to $2,834,437 at March 31, 2004.

Net cash used by operating activities increased by 119% to $1,813,895 for the three months ended March 31, 2005 as compared to net cash used by operating activities of $827,105 for the three months ended March 31, 2004. The increase resulted primarily from our net loss of $1,557,069, partially offset by depreciation and amortization of $164,325, non-cash expenses of $516,942, and a decrease from the change in liabilities over assets of approximately $916,439.

Net cash used by investing activities was $133,605 for the three months ended March 31, 2005, as compared to net cash used by investing activities of $253,469 for the three months ended March 31, 2004. The decrease was due to lesser additions of property and equipment for our manufacturing plant in current year.

Net cash provided by financing activities was $2,359,248 for the three months ended March 31, 2005 compared to $2,531,293 for the three months ended March 31, 2004. Net cash provided by financing activities for the three months ended March 31, 2005 was primarily from the proceeds received from notes receivable for stock subscriptions of $2,350,000. Net cash provided by financing activities for the three months ended March 31, 2004 was primarily from sale of our stocks and from exercising of options and warrants approximately of $2,537,548.

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

GOING CONCERN QUALIFICATION

The Company's independent auditors have included an explanatory paragraph in their review report on the March 31, 2005 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations. In positive steps, the Company has closed down its loss generating businesses, and continues to evaluate and implement cost cutting measures at every entity level. For the year ended March 31, 2005, the Company continued to experience a negative cash flow from consolidated operations, and projects that it will need certain additional capital to enable it to continue operations at its current level beyond the near term. The Company believes that certain of this needed capital will result from the successful collection of its accounts receivable balances as the manufacturing plant is fully operating during the coming fiscal year. The Company believes it can raise additional funds though private placements of its common stock.

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

We reported a net loss of $4,185,315 for the twelve months ending December 31, 2004 and a net loss of$1,557,069 for the three months ending March 31, 2005. At December 31, 2004 and 2003, respectively, we reported accumulated deficits of $27,027,830 and $22,910,055. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT.

We have not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z-Trim, our fat replacement product. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of health care to drive demand for ZTrim in the marketplace. We cannot assure you that we will be able to gain the market acceptance necessary to achieve profitability.

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

OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

Ownership of Circle Group is concentrated in management. Gregory J. Halpern, who owns 33.4% of the outstanding shares of our common stock, and all of the directors and officers collectively own 45.9%. Holders of our common stock can be out-voted by management in most circumstances and thereby management can control the composition of our board of directors and our policies.

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

OUR STOCK PRICE MAY DROP UNEXPECTEDLY DUE TO SHORT SELLING OF OUR COMMON STOCK IN THE MARKET.

     We have experienced and may continue to experience unexpected decline n our stock price due to manipulation of the market by individuals who profit by short selling our common stock. Short selling occurs when an individual borrows shares from an investor through a broker and then sells those borrowed shares at the current market price. The "short seller" profits when the stock price falls because he or she can repurchase the stock at a lower price and pay back the person they borrowed, thereby making a profit. We cannot assure you that short sellers will not continue to drive the stock price down in the future, causing decline in the value of your investment.

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

                           PART II - OTHER INFORMATION

ITEM 1. Unregistered Sales of Equity Securities and Use of Proceeds

     During the first quarter of 2005, we sold an aggregate of 336,090 shares of our common stock in private offerings for payment of services generating $253,110 in gross proceeds. No underwriters participated in the offerings and all shares were intended to be sold as part of an amendment to the S-3 shelf registration.

Date of Transaction         No. of Shares             Consideration

January  3, 2005                30,000               Payment of services
January  7, 2005               131,440               Payment of services
January  7, 2005                17,825               Payment of services
January 31, 2005                 2,475               Payment of services
February 28, 2005                4,350               Payment of services


ITEM 2. Circle Group Holdings, Inc. subsidiaries.

Subsidiary                    Date of Incorporation   State of Jurisdiction
FiberGel Technologies, Inc.      August, 2000              Florida
Z-Amaize Technologies, Inc.      October, 2003             Illinois
Thebraveway.com, Inc.            September, 2001           Illinois
Online Bedding, Inc.             January, 1980             Illinois

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

 3.1(ii) Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB]

10.1* Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

10.2* Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

10.3* Dana Dabney Employment Agreement [Incorporated by reference to Exhibit 6.4 to Circle Group's Registration Statement on Form 10-SB]

10.4 Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

10.5 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings,Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings,Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB]

* These agreements expired in 2002, the parties continue to perform services pursuant to the terms of the agreements.


10.7 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit 6.11 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

10.8 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and UTEK Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]

10.9 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 [Incorporated by reference to
                 Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.10 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.11 Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

 21.1 Circle Group Holdings, Inc. Table of subsidiaries State of Incorporation and Jurisdiction.

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

* Filed herewith

                          CIRCLE GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES


                         Index to Financial Statements
                         -----------------------------


Consolidated Balance Sheet at
  March 31, 2005 (unaudited)........................................... F-1

Consolidated Statement of
  Operations as of March 31, 2005 (unaudited).......................... F-2

Consolidated Statements of
  Cash Flows as of March 31, 2005 (unaudited).......................... F-3

Notes to Interim Unaudited
  Consolidated Financial Statements.................................... F-4

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

MARCH 31, 2005


ASSETS
Current Assets
  Cash and cash equivalents                                  $    505,496
  Accounts receivable, net of allowance for bad debt
   of $0 and $6,096 for 2005 and 2004                              30,439
  Prepaid expenses and other assets                                63,906
  Inventories                                                     144,029
                                                             ------------
           TOTAL CURRENT ASSETS                                   743,870
                                                             ------------

Property and equipment, net                                     6,941,905

                                                             ------------

Other Assets
  Deposits                                                         11,103
  Purchased intangible assets, net                                554,667
                                                             ------------
                                                                  565,770
                                                             ------------

           TOTAL ASSETS                                      $  8,251,545
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                           $    858,057
  Accrued expenses                                                 55,429
  Notes payable - related parties                                  25,000
  Capital lease obligations, current portion                       31,854
                                                             ------------
                                                                  970,340

Long-Term Liabilities,
  Capital lease obligations, net of current portion                36,562
                                                             ------------

          TOTAL LIABILITIES                                     1,006,902
                                                             ------------

Minority deficit                                                 (100,520)

Stockholders' Equity
  Common stock, $.00005 par value; 200,000,000 shares
   authorized; 44,749,559 shares issued and outstanding             2,237
  Common stock to be issued                                            23
  Additional paid-in capital                                   38,588,347
  Note receivable for issuance of stocks                       (1,115,000)
  Unamortized expenses                                         (1,534,276)
  Accumulated deficit                                         (28,584,899)
  Treasury stock, at cost                                         (11,269)
                                                             ------------
                                                                7,244,643
                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                $  8,251,545
                                                             ============

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For three months ended March 31,                      2005             2004
- ------------------------------------------------------------------------------
Revenues:
  Products                                       $    117,575     $    111,662
  Services                                              2,024           12,897
--------------------------------------------------------------------------------
    TOTAL REVENUES                                    119,599          124,559
--------------------------------------------------------------------------------

Cost of revenues:
  Products                                            144,372          117,244
  Services                                             17,110          103,264
--------------------------------------------------------------------------------
    Total cost of revenues                            161,482          220,508
--------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative               1,541,485        1,569,476
  Amortization of purchased intangible assets           8,583            8,583
--------------------------------------------------------------------------------
    Total operating expenses                        1,550,068        1,578,059
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
            OPERATING (LOSS)                       (1,591,951)      (1,674,008)
--------------------------------------------------------------------------------

Other income (expenses):
  Other income                                         13,000           17,445
  Interest income                                       3,709            2,231
  Interest expense                                     (3,481)          (6,125)
--------------------------------------------------------------------------------
    Total other income (expenses)                      13,228           13,551
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET LOSS BEFORE MINORITY INTEREST                $ (1,578,723)    $ (1,660,457)
--------------------------------------------------------------------------------

Minority interest in losses of subsidiaries            21,654           12,198

--------------------------------------------------------------------------------
NET LOSS                                         $ (1,557,069)    $ (1,648,457)
--------------------------------------------------------------------------------
NET LOSS PER SHARE - BASIC AND DILUTED           $      (0.03)    $      (0.05)
--------------------------------------------------------------------------------

Weighted Average Number of Shares                  44,618,109       34,179,545


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For three months ended March 31,                                          2005               2004
-----------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net (loss)                                                           $(1,557,069)      $(1,648,259)
  Adjustments to reconcile net(loss)to net cash used in operations:
   Minority deficit                                                        (21,654)          (12,198)
   Depreciation and amortization                                           164,325             6,476
   Amortization of non cash expenses                                       315,313           368,500
   Stocks and warrants issued for services                                 201,629           324,870
   (Increase) decrease in:
     Accounts receivable, net                                               56,026            17,815
     Prepaid expenses and other assets                                      36,642            15,487
     Inventories                                                           (28,287)            9,867
     Deposits                                                                                  (12)
   Increase (Decrease) in:
     Accounts payable and other liabilities                               (980,820)           50,349
-----------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES                                 (1,813,895)         (827,105)
-----------------------------------------------------------------------------------------------------

Cash Flow From Investing Activities:
    Purchase of property and equipment                                    (133,605)         (253,469)
-----------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                   (133,605)         (253,469)
-----------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities:
 Net proceeds from sales of stock                                                            920,000
 Exercise of warrants and options                                           14,750         1,617,548
Proceeds from notes receivable for stock                                 2,350,000
Repayments on capital lease obligations                                     (5,502)           (6,255)
-----------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                              2,359,248         2,531,293
-----------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  411,748         1,450,719

Cash and cash equivalents, at beginning of period                           93,748         1,383,718
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                            $   505,496       $ 2,834,437
-----------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                    $    (2,841)      $     6,125
Supplemental Schedules of Noncash Investing and Financing Activities:
  Issuance of common stock for liabilities  incurred
equipment purchase                                                     $   186,582       $         -
  Notes receivable incured for exercising of
warrants                                                               $         -       $   106,250


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------

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

Presentation of Interim Information

The financial information at March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three months ended March 31, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Holdings Inc. and its subsidiaries after elimination of all Inter company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurances that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, the Company must decrease its cash burn rate, improve its cash position and the revenue base of each segment, and succeed in its ability to raise additional capital through a combination of primary public or private equity offerings or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

The Company has generated approximately $2,364,750 in additional operating capital during the first quarter of 2005 through sales of it's common stock in exercising options and warrants, and proceeds from notes receivable for stock.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
NOTE 3 - INVENTORIES



                                   March 31,         March 31,
                                    2005              2004
                              ----------------  ----------------
Raw Materials                        $ 52,436           $   920
Work-in-process                         2,361                 -
Packaging and Display                  53,250               606
Finished Goods                         35,982             6,656
                              ----------------  ----------------
  Total inventories                 $ 144,029           $ 8,182
                              ================  ================


NOTE 4 - PROPERTY AND EQUIPMENT

                                                                   March 31,
                                                             2005                2004
                                                      -----------------   -----------------
Production, engineering and other equipment                $ 4,516,010          $  277,494
Leasehold improvements                                       2,629,400             611,530
Office equipment and furniture                                 595,832             600,310
Computer equipment and related software                        315,795             305,418
Construction in process - equipment                             56,407                   -
                                                      -----------------   -----------------
                                                             8,113,444           1,794,752
Accumulated depreciation                                    (1,171,539)           (861,089)
                                                      -----------------   -----------------
Property and equipment, net                                $ 6,941,905          $  933,663
                                                      =================   =================

Depreciation expense was $155,742 and $37,893for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5 - INTANGIBLE ASSETS


During the first three months of fiscal 2005, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:



                                   Gross
                                  Carrying     Accumulated
                                   Amount      Amortization      Net
     --------------------------- ------------  ------------- -------------
     License Rights to
      Developed Technology          $420,000      $ (42,000)     $378,000
      Website                        200,000        (23,333)      176,667
                                 ------------  ------------- -------------

       Total intangibles            $620,000      $ (65,333)     $554,667
                                 ============  ============= =============



Amortization of intangibles was $8,583 for the three months ended March 31, 2005 and 2004.

Based on the carrying amount of the intangibles as of March 31, 2005, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------

           Years ended December 31,
           -----------------------------
           2005 (April 1 to December 31)                    $  25,749
           2006                                                34,333
           2007                                                34,333
           2008                                                34,333
           2009                                                34,333
           Thereafter                                         391,586
                                                         -------------

           Total amortization                               $ 554,667
                                                         =============


NOTE 6 - STOCKHOLDERS' EQUITY

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

Exercising of stock warrants and options

During the first quarter of 2005, there were 27,000 of stock warrants and options exercised. The Company received total proceeds of $14,750.

During the first quarter of 2004, there were 3,828,590 of stock warrants and options exercised. The Company received $1,617,548 in cash and a note receivable of $106,250 upon exercising. The note was received in full in April 2004.

Note receivables for issued stock

As of March 31, 2005, the Company held a note receivable of $965,000 for stock issued in 2004. The note bears zero interest and is in default. Management elected to impose a payment plan on the debtor to avoid litigation. Through May 10, 2005, no subsequent payment was received.

The Company also has a note receivable of $250,000 for warrants exercised in 2004. The note carries an interest rate of 5% per annum and is pledged by the stock. Principal and interest are due on June 30, 2006. A principal payment of $100,000 was received as of March 31, 2005.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------


NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:



  For Three Months ended March 31,                    2005           2004
  ------------------------------------------------- ------------ -------------
  Numerator:
  ------------------------------------------------- ------------ -------------
    Net loss                                        $(1,557,069)  $(1,648,259)
  ------------------------------------------------- ------------ -------------

  Denominator:
  ------------------------------------------------- ------------ -------------
    Weighted average number of shares outstanding    44,618,109    34,179,545
  ------------------------------------------------- ------------ -------------

  ------------------------------------------------- ------------ -------------
  Net loss per share-basic and diluted              $     (0.03)  $     (0.05)
  ------------------------------------------------- ------------ -------------


As the Company incurred net losses for the three months ended March 31, 2005 and 2004, the effect of dilutive securities totaling 2,140,340 and 6,117,568 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 8 - STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2004, which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                   Three Months ended
                                                                       March 31,
                                                                 2005             2004
---------------------------------------------------------   ---------------- ----------------
Net loss, as reported                                          $ (1,557,069)    $ (1,648,259)

Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects                                         495,709          617,302
                                                            ---------------- ----------------

Pro forma net loss                                             $ (2,052,778)    $ (2,265,561)
                                                            ================ ================

Reported net loss per share-basic and diluted                  $      (0.03) -  $      (0.05)
                                                            ================ ================

Pro forma net loss per share-basic and diluted                 $      (0.05)    $      (0.06)
                                                            ================ ================

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------

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


NOTE 11 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2005.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.


NOTE 12 - SEGMENT INFORMATION

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------


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

Summarized financial information of the Company's results by operating segment is as follows:

                                                                           Three Months ended
                                                                                March 31,
                                                                         2005                  2004
        ------------------------------------------------------------------------------------------------
        Net Revenue:
          Food Product Development                                   $      4,482          $     13,723
          Security Training and Products                                    1,595                 1,219
          E-tailer                                                        113,093                97,939
          Business Consulting                                                 429                11,678
        ------------------------------------------------------------------------------------------------
          Total Net Revenue                                          $    119,599          $    124,559
        ------------------------------------------------------------------------------------------------
        Operating Income (Loss):
          Food Product Development                                   $   (393,023)         $   (221,779)
          Security Training and Products                                    1,076                 1,018
          E-tailer                                                        (41,565)              (20,802)
          Business Consulting                                          (1,158,439)           (1,429,069)
        ------------------------------------------------------------------------------------------------
          Operating Loss                                             $ (1,591,951)         $ (1,670,632)
        ------------------------------------------------------------------------------------------------
        Net Income (Loss) Before Tax and Minority Interest:
          Food Product Development                                   $   (393,707)         $   (221,779)
          Security Training and Products                                    1,076                 1,018
          E-tailer                                                        (41,361)              (20,625)
          Business Consulting                                          (1,144,731)           (1,415,696)
                                                               -------------------   -------------------
        Net Loss by  Reportable Segments                             $ (1,578,723)         $ (1,657,082)
        All Other Net Loss                                                      -                (3,375)
        ------------------------------------------------------------------------------------------------
        Consolidated Net Loss Before Tax and Minority Interest       $ (1,578,723)         $ (1,660,457)
        ------------------------------------------------------------------------------------------------

                                                                           March 31,
                     Total Assets:                                  2005               2004
                     ---------------------------------------------------------------------------
                     Food Product Development                 $ 6,540,703           $   251,078
                     Security Training and Products                13,877                11,070
                     E-tailer                                      96,159               113,655
                     Business Consulting                        1,600,806             4,031,489
                                                              ------------          ------------
                                                                8,251,545             4,407,292
                     All Other Segments                                 -                21,280
                                                              ------------          ------------

                     ---------------------------------------------------------------------------
                     Consolidated Assets                      $ 8,251,545           $ 4,428,572
                     ---------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)
Date:  May 13, 2005
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer

                     EXHIBIT INDEX- SEE PAGES 8 AND 9 ABOVE