Form 10QSB
period 2005-06-30
CIRCLE GROUP HOLDINGS INC
filed 2005-08-12
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005



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

                                 Yes /X/ No / /

                   The registrant has a single class of common
                  stock, par value $.00005 per share, of which
                     there are 47,399,772 shares issued and
                                outstanding as of
                                 June 30, 2005.

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

On May 20, 2005 Circle Group Holdings, Inc. announced the date of its annual shareholder meeting for Wednesday June 29, 2005 at Circle Group's Mundelein, Illinois Corporate Headquarters. The record date was May 20, 2005. The proxy and annual report were mailed to shareholders on or about May 23, 2005.

For discussion of the promissory note for $965,000 received as payment for a note receivable for a stock purchase, see Note 6 to the Financial Statements.

SUMMARY OF FINANCIAL RESULTS

Total assets decreased to $7,863,542 at June 30, 2005 from $7,957,409 on December 31, 2004. This was primary the result of the net operating loss, offset against the proceeds received from equity transactions.

Total equity increased 14% to $6,625,165 on June 30, 2005 compared to $5,833,958 for the year ended December 31, 2004.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SAME PERIODS ENDING JUNE 30, 2004

Revenues

Revenues decreased 28% for the three months ended June 30, 2005 from $220,667 for the three months ended June 30, 2004 to $159,702. Revenues decreased 19% for the six months ended June 30, 2005 from $345,225 for the six months ended June 30, 2004 to $279,392. The decrease in revenues was primarily due to the decrease in product sales and business consulting service. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                 Three months ended June 30,
                                     2005           2004
                                   --------       --------
           Products                $159,109       $203,032
           Services                     683         17,635
                                   --------       --------
        Total Revenues             $159,792       $220,667
                                   ========       ========

                                  Six months ended June 30,
                                     2005           2004
                                   --------       --------
           Products                $276,684       $314,693
           Services                   2,708         30,532
                                   --------       --------
        Total Revenue              $279,392       $345,225
                                   ========       ========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $512,143 or approximately 54% to $1,452,272 for the three months ended June 30, 2005 from $940,129 for the three months ended June 30, 2004. Total operating expenses increased by $484,154 or approximately 19% to $3,002,341 for the six months ended June 30, 2005 from $2,518,187 for the six months ended June 30, 2004. The increase in operating expenses was primarily due to introduction and promotion of Z-trim products, and the increase in investor and public relation expenses.

Other income (expense)

Total other income for the three months ended June 30, 2005 was an expense of $959,586, compared to income of $15,561 for the comparable period in fiscal 2004. Total other income for the six months ended June 30, 2005 was an expense of $946,358, compared to income of $29,112 for the comparable period in fiscal 2004. The decrease from other income to other expense was primarily due to a provision of an uncollectible note receivable of $965,000 plus the decrease in sublease rental income.

Net loss

The Company reported net loss for the second quarter of 2005 of $2,407,801 or $0.05 per share, a 157% increase in the net loss of $937,854 or $0.02 per share, for the second quarter of 2004. For the six months ending June 30, 2005, the Company reported a net loss of $3,964,870 or $0.09 per share which is a 53% increase from the net loss of $2,586,112 or $0.07 per share for the six month period ending June 30, 2004. This was due to a combination of the decrease in revenues, the introduction and promotion of Z-trim products, the increase in investor and public relation expenses, and the writing off a an uncollectible note receivable in the sum of $965,000.

LIQUIDITY AND CAPITAL RESOURCES


At June 30, 2005, we had cash and cash equivalents of $214,133, an increase of $120,385 from December 31, 2004. The increase in cash is due to the net cash used in operations of $2,528,290 and in the purchase of property and equipment of $165,619 and the net cash generated from equity transactions of $2,814,294. Our total capital lease obligations were $60,692 at June 30, 2005.

Net cash used by operating activities increased by 126% to $2,528,290 for the six months ended June 30, 2005 as compared to $1,116,317 for the six months ended June 30, 2004. The increased cash usage was composed of a net loss of $3,964,870, non-cash items, including depreciation and amortization of $329,150, provision for loss of $965,000 for a write off of a note receivable and non-cash services of $1,036,745, and for the net cash used from the net increases and decreases in liabilities and assets of approximately $894,315.

Net cash used by investing activities was $165,619 for the six months ended June 30, 2005, as compared to net cash used by investing activities of $2,415,709 for the six months ended June 30, 2004. The decrease was due to reduced acquisitions of property and equipment for our manufacturing plant in current year.


Net cash provided by financing activities was $2,814,294 for the six months ended June 30, 2005, as compared to $4,906,056 for the six months ended June 30, 2004. Net cash provided by financing activities for the six months ended June 30, 2005 was primarily from the proceeds received from sale of stock, options and warrants exercised and notes receivable for stock subscriptions of $2,827,250. Net cash provided by financing activities for the six months ended June 30, 2004 was primarily from sale of our stocks and from exercising of options and warrants approximately of $4,918,073.

To successfully operate the business operations and grow the individual segments of the business, the Company must improve its cash position, and the revenue base of each segment, as well as continue to succeed in its ability to raise additional capital through a combination of public or private equity offerings, or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

GOING CONCERN QUALIFICATION

The Company's independent auditors have included an explanatory paragraph in their review report on the June 30, 2005 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations. In positive steps, the Company has closed down its loss generating businesses, and continues to evaluate and implement cost cutting measures at every entity level. For the year ended June 30, 2005, the Company continued to experience a negative cash flow from consolidated operations, and projects that it will need certain additional capital to enable it to continue operations at its current level beyond the near term. The Company believes that certain of this needed capital will result from the successful collection of its accounts receivable balances as the manufacturing plant is fully operating during the coming fiscal year. The Company believes it can raise additional funds though private placements of its common stock.

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

We reported a net loss of $2,407,841 for the three months ending June 30, 2005 and a net loss of $3,964,870 for the six months ending June 30, 2005. At June 30, 2005 and 2004, respectively, we reported accumulated deficits of $30,992,700 and $25,496,167. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

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

WE MAY NEED ADDITIONAL FUNDING AND SUCH FUNDING MAY NOT BE
AVAILABLE. IF SUCH FUNDING IS AVAILABLE, IT MAY NOT BE OFFERED ON SATISFACTORY TERMS.

We may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our business, results of operations and financial condition. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business segments, which mayaffect our overall business, results of operations and financial condition.

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

OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT
PERCENTAGE OF OUR COMMON STOCK.

Ownership of Circle Group is concentrated in management. Gregory J. Halpern, who owns 28.9% of the outstanding shares of our common stock, and all of the directors and officers collectively own 34.8%. Holders of our common stock can be out-voted by management in most circumstances and thereby management can control the composition of our board of directors and our policies.

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

                           PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings

In July 2005, an action was filed in the U. S. District for the Northern District of Illinois, 05-C 3921, Circle Group Holdings, Inc., plaintiff, versus Farhad Zaghi and Nurieel Akhamzadeh, defendants. The claims are for $965,000. plus interest. attorneys' fees, costs and punitive damages and arising out of a promissory note for the purchase of Circle Group shares of common stock. The defendants made an initial and an interim instalment payment, but defaulted thereafter on a subsequent instalment.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2005, we sold an aggregate of 750,000 shares of our common stock in private offerings generating $300,000 in gross proceeds. The shares were issued in the third quarter of 2005. No underwriters participated in the offerings .

Date of Transaction         No. of Shares             Consideration
     7/1/05                    750,000                   $300,000

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The annual shareholders' meeting was conducted on June 29, 2005 at the offices of Circle Group Holdings, Inc. at 1011 Campus Drive, Mundelein, Il 60060. The meeting was to elect directors, approval of the appointment of the auditors (approved by the shareholders) and any miscellaneous matters brought to the attention of the meeting (no other resolutions were advanced). The directors nominated and elected at the meeting and the votes cast for, withheld and abstentions of the nominees were as follows:

                                            VOTING RESULTS

                                        FOR          WITHHELD    ABSTENTIONS

Gregory J. Halpern                  33,448,551        777,319            0
Edward L. Halpern                   33,410,286        815,584            0
Dana L. Dabney                      33,449,468        776,402            0
Steve H. Salgan, MD                 33,723,616        502,254            0
Stanford J. Levin                   33,701,616        524,254            0
Alan G. Orlowsky                    33,718,466        507,404            0





The number of non-votes on the election of the directors and the approval of the appointment were as follows:

                                            NUMBER OF BROKER NON-VOTES

 Approval of the auditors                            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits

 Exhibit No.                        Description
 -----------                        -----------

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

 3.1(ii) Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB]

10.1* Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

10.2* Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

10.3* Dana Dabney Employment Agreement [Incorporated by reference to Exhibit 6.4 to Circle Group's Registration Statement on Form 10-SB]

10.4 (a) Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

10.4 (b) Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Circle Group's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date].

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

10.10 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.11 Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

15.1 Letter of Spector and Wong (re unaudited interim financial information)

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

* Filed herewith
                                        10

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                  Index to Financial Statements
                  -----------------------------

Consolidated Balance Sheet at
  JUNE 30, 2005 (unaudited)........................................... F-1

Consolidated Statement of
  Operations as of JUNE 30, 2005 (unaudited).......................... F-2

Consolidated Statements of
  Cash Flows as of JUNE 30, 2005 (unaudited).......................... F-3

Notes to Interim Unaudited
  Consolidated Financial Statements................................... F-4

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

JUNE 30, 2005 and 2004

                           ASSETS
Current Assets                                                                2005                 2004
                                                                       -------------------  -------------------
  Cash and cash equivalents                                                   $   214,133          $ 2,757,748
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $6,096 for 2005 and 2004                                    53,119              112,736
  Prepaid expenses and other assets                                                85,580               21,648
  Inventory                                                                       135,846               63,682
                                                                       -------------------  -------------------
    Total current assets                                                          488,678            2,955,814
                                                                       -------------------  -------------------

Property and equipment, net                                                     6,817,678            3,057,966
                                                                       -------------------  -------------------

Other Assets
  Deposits                                                                         11,103               11,103
  Intangible assets, net                                                          546,083              580,416
                                                                       -------------------  -------------------
    Total other assets                                                            557,186              591,519
                                                                       -------------------  -------------------

      TOTAL ASSETS                                                            $ 7,863,542          $ 6,605,299
                                                                       ===================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                            $   966,896          $    90,638
  Accrued expenses and other current liabilities                                  332,607              990,987
  Note payable - related party                                                          -               25,000
  Capital lease obligations                                                        33,296               13,321
                                                                       -------------------  -------------------
    Total current liabilities                                                   1,332,799            1,119,946
                                                                       -------------------  -------------------

Long-Term Liabilities,
  Capital lease obligations, net of current portion                                27,666               75,532
                                                                       -------------------  -------------------

TOTAL LIABILITIES                                                               1,360,465            1,195,478
                                                                       -------------------  -------------------

Minority Deficit                                                                 (122,088)             (45,406)

Stockholders' Equity
  Common stock, $0.00005 par value; authorized 200,000,000 shares;
   issued and outstanding 46,222,772 shares                                         2,311                1,910
  Common stock to be issued                                                            22                   50
  Additional paid-in capital                                                   39,135,480           33,285,869
  Notes receivable for issuance of stock, net                                    (245,818)          (2,290,000)
  Unamortized expenses                                                         (1,262,861)             (35,166)
  Accumulated Deficit                                                         (30,992,700)         (25,496,167)
  Treasury stock, at cost                                                         (11,269)             (11,269)
                                                                       -------------------  -------------------
TOTAL STOCKHOLDERS' EQUITY                                                      6,625,165            5,455,227
                                                                       -------------------  -------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 7,863,542          $ 6,605,299
                                                                       ===================  ===================

                                       F-1

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

                                                          For Three Months ended             For Six Months ended
                                                               June 30,                            June 30,
                                                         2005            2004                2005           2004
-----------------------------------------------------------------------------------------------------------------------
REVENUES:
  Products                                              $   159,109    $   203,032         $   276,684     $   314,693
  Services                                                      683         17,635               2,708          30,532
-----------------------------------------------------------------------------------------------------------------------
    Total revenues                                          159,792        220,667             279,392         345,225
-----------------------------------------------------------------------------------------------------------------------

COST OF REVENUES:
  Products                                                  170,807        222,345             315,178         339,588
  Services                                                    6,496         33,490              23,607         136,754
-----------------------------------------------------------------------------------------------------------------------
    Total cost of revenues                                  177,303        255,835             338,785         476,342
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                     1,443,688        931,545           2,985,174       2,501,020
  Amortization of intangible assets                           8,584          8,584              17,167          17,167
-----------------------------------------------------------------------------------------------------------------------
    Total operating expenses                              1,452,272        940,129           3,002,341       2,518,187
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
     OPERATING LOSS                                      (1,469,783)      (975,297)         (3,061,734)     (2,649,304)
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES):
  Other income                                               10,530         18,500              23,530          35,945
  Interest income                                               476          2,391               4,185           4,622
  Provision for loan loss                                  (965,000)             -            (965,000)              -
  Interest expense                                           (5,592)        (5,330)             (9,073)        (11,455)
-----------------------------------------------------------------------------------------------------------------------
    Total other income (expenses)                          (959,586)        15,561            (946,358)         29,112
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
NET LOSS BEFORE MINORITY INTEREST                        (2,429,369)      (959,736)         (4,008,092)     (2,620,192)
-----------------------------------------------------------------------------------------------------------------------

Minority interest in losses of subsidiairies                 21,568         21,882              43,222          34,080

-----------------------------------------------------------------------------------------------------------------------
NET LOSS                                                $(2,407,801)   $  (937,854)        $(3,964,870)    $(2,586,112)
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Net loss per Share - Basic and Diluted                  $     (0.05)   $     (0.02)        $     (0.09)    $     (0.07)
-----------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares                        45,461,557     37,714,771          45,048,166      35,947,158

                                       F-2

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (unaudited)





For Six Months ended June 30,                                                          2005                   2004
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss                                                                            $ (3,964,870)          $ (2,586,112)
  Adjustments to reconcile net loss to net cash used in operations:
   Minority deficit                                                                        (43,222)               (34,080)
   Depreciation and amortization                                                           329,150                 92,997
   Issuance of common stocks and warrants for services                                     177,477                324,870
   Amortization of noncash expenses                                                        859,268                410,700
   Provision for uncollectible loan loss                                                   965,000                      -
   (Increase) decrease in:
     Accounts receivable                                                                    33,346                (43,579)
     Inventory                                                                             (20,104)               (45,633)
     Prepaid expenses and other assets                                                      30,468                 (5,328)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                                (894,803)               769,848
--------------------------------------------------------------------------------------------------------------------------
   Cash flows used in operating activities                                              (2,528,290)            (1,116,317)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                      (165,619)            (2,415,709)
--------------------------------------------------------------------------------------------------------------------------
   Cash flows used in investing activities                                                (165,619)            (2,415,709)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Net payments on capital lease obligations                                                (12,956)               (12,017)
  Proceeds from stock subscription receviable                                            2,350,000                      -
  Exercise of options and warrants                                                         177,250              2,156,898
  Net proceeds from sales of stock                                                         300,000              2,761,175
--------------------------------------------------------------------------------------------------------------------------
   Cash flows provided by financing activities                                           2,814,294              4,906,056
--------------------------------------------------------------------------------------------------------------------------

     Net increase in cash and cash equivalents                                             120,385              1,374,030

Cash and cash equivalents, at beginning of period                                           93,748              1,383,718
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                           $    214,133           $  2,757,748
--------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                     $      3,559           $     11,455

Supplemental schedule of noncash investing and financing activities:
  Stock subscriptions and notes receivable incurred for issuance of stock             $    111,318           $  2,290,000
  Issuance of common stock for liabilities incurred for equipment purchase            $    186,582           $          -
  Issuance of common stock  to retire note payable                                    $     25,000           $          -

                                       F-3

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

June 30, 2005

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

Presentation of Interim Information

The financial information at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three and six months ended June 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

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


The Company has generated approximately $2,827,250 in additional operating capital during the first six months of 2005 through sales of its common stock in exercising options and warrants, and proceeds from notes receivable for stock.

NOTE 3 - INVENTORY

                                             June 30,
                                               2005              2004
                                           --------------    --------------
Raw materials                                   $ 53,396          $ 60,441
Work-in-process                                    3,847               966
Packaging and display                             46,544                 -
Finished goods                                    32,059             2,275
                                           --------------    ==============
  Total inventory                              $ 135,846          $ 63,682
                                           ==============    ==============



NOTE 4 - PROPERTY AND EQUIPMENT

                                                                   June 30,
                                                            2005                2004
                                                      -----------------   -----------------
Production, engineering and other equipment                $ 4,516,010           $ 277,495
Leasehold improvements                                       2,629,400             611,530
Office equipment and furniture                                 596,847             600,310
Computer equipment and related software                        315,794             305,417
Construction in process - equipment                             87,407           1,791,339
Construction in process - leasehold improvement                      -             370,902
                                                      -----------------   -----------------
                                                             8,145,458           3,956,993
Accumulated depreciation                                    (1,327,780)           (899,027)
                                                      -----------------   -----------------
Property and equipment, net                                $ 6,817,678         $ 3,057,966
                                                      =================   =================

Depreciation expense was $311,983 and $75,831 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 5 - INTANGIBLE ASSETS

During the first six months of fiscal 2005, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:


                                         Gross
                                        Carrying    Accumulated
                                        Amount      Amortization        Net
         ---------------------------- ------------- -------------  ------------
         License Rights to
         Developed technology             $420,000     $ (47,250)     $372,750
         Website                           200,000       (26,667)      173,333
                                      ------------- -------------  ------------

           Total intangible assets        $620,000     $ (73,917)     $546,083
                                      ============= =============  ============


Amortization of intangibles was $17,167 and $17,166 for the six months ended June 30, 2005 and 2004, respectively.

Based on the carrying amount of the intangibles as of June 30, 2005, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

              Years ended December 31,
              -------------------------------
              2005 (July 1 to December 31)                   $ 17,167
              2006                                             34,333
              2007                                             34,333
              2008                                             34,333
              2009                                             34,333
              Thereafter                                      391,584
                                                         -------------

              Total amortization                            $ 546,083
                                                         =============


NOTE 6 - STOCKHOLDERS' EQUITY

Private Placement Offering

In June 2005, the Company conducted a self-underwritten offering of the Company's common stock up to $1.6 million. The stock was sold for $12,500 per unit. Each unit consists of 31,250 shares of common stock and 31,250 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. As of June 30, 2005, the Company received $300,000 in proceeds under the offering as stock subscription payable. The shares were issued as of July 1, 2005.

In March 2004, the Company conducted a self-underwritten offering of the Company's common stock up to $5 million. The stock was sold for $100,000 per unit. Each unit consists of 22,222 shares of common stock and 22,222 warrants. The warrants are exercisable at $6.00 per share and expire in three (3) years after purchase of the above-described unit. As of June 30, 2004, the Company sold and issued 1,126,813 shares and received $2,761,175 in proceeds under the offering.

Exercising of stock warrants and options

During the first six months of 2005, there were 1,203,556 stock warrants and options exercised. The Company received total proceeds of $273,068, of which, $95,818 was received in July 2005. The Company applied $83,651 proceeds due from employees exercising options during the first six months of 2005 against the employees' net pay.

During the first six months of 2004, there were 4,440,590 stock warrants and options exercised. The Company received $2,156,898 in cash and a note receivable of $250,000 upon exercising.

Note receivables for issued stock

In 2004, Nurieel Akhamzadeh agreed to purchase the Company's common stocks in form of a note receivable of $2,040,000, of which the sum of $1,075,000 was received. The note bears zero interest and is in default. Litigation is pending in the U. S. District Court in 05 C 3921 against Nurieel Akhamzadeh and Farhad Zaghi, who acted as an intermediary and facilitator of the transaction, for the collection of $965,000 balance due of principal, interest and attorney's fees arising as described above and several other causes of action seeking legal remedies in the suit. During the second quarter of 2005, the Company provided an allowance for the remaining balance.

The Company also has a note receivable of $250,000 for warrants exercised in 2004. The note carries an interest rate of 5% per annum and is pledged by the stock. Principal and interest are due on June 30, 2006. A principal payment of $100,000 was received as of June 30, 2005.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                          Three Months ended                  Six Months ended
                                                       June 30,                           June 30,
For Three Months ended March 31,                         2005            2004               2005            2004
------------------------------------------------------------------- ---------------    --------------- ---------------
Numerator:
------------------------------------------------------------------- ---------------    --------------- ---------------
  Net loss                                            $ (2,407,801)     $ (937,853)      $ (3,964,870)   $ (2,586,112)
------------------------------------------------------------------- ---------------    --------------- ---------------

Denominator:
------------------------------------------------------------------- ---------------    --------------- ---------------
  Weighted average number of shares outstanding         45,461,557      37,714,771         45,048,166      35,947,158
------------------------------------------------------------------- ---------------    --------------- ---------------

------------------------------------------------------------------- ---------------    --------------- ---------------
Net loss per share-basic and diluted                       $ (0.05)        $ (0.02)           $ (0.09)        $ (0.07)
------------------------------------------------------------------- ---------------    --------------- ---------------

As the Company incurred net losses for the three and six months ended June 30, 2005, the effect of dilutive securities totaling 414,969 and 640,710 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and six months ended June 30, 2004, the effect of dilutive securities totaling 6,001,005 and 5,717,659 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 8 - 2004 EQUITY ENCENTIVE PLAN

The Company has a 2004 Equity Incentive Plan (the Plan), which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                    Six Months ended
                                                                        June 30,
                                                                 2005             2004
---------------------------------------------------------   ---------------- ----------------
Net loss, as reported                                          $ (3,964,870)    $ (2,586,112)

Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects                                       1,104,436          617,302
                                                            ---------------- ----------------

Pro forma net loss                                             $ (5,069,306)    $ (3,203,414)
                                                            ================ ================

Reported net loss per share-basic and diluted                       $ (0.09) -       $ (0.07)
                                                            ================ ================

Pro forma net loss per share-basic and diluted                      $ (0.11)         $ (0.09)
                                                            ================ ================

NOTE 9 - RELATED PARTY TRANSACTIONS

In June 2005, a related party exercised 83,333 stock options at $0.30 per share. The total proceed of $25,000 was applied against the note payable owed to the related party.

In June 2005, the Chief Executive Officer exercised 118,333 of his stock options at $.30 per share, or an aggregate of $35,500. The Company received $20,000 in cash and the balance of $15,500 was charged to employee advance and will be included as a payroll deduction in August 2005.

In February 2004, the Chief Executive Officer exercised his 720,000 stock options at $0.05 per share, or an aggregate of $36,000. The Company received $8,000 in cash and the balance of $28,000 was charged as payments for his service rendered.

NOTE 10 - WITHDRAWAL FROM REGISTRATION AS A BROKER-DEALER

On January 27, 2004, CGI Capital, Inc. filed an application of withdrawal from registration as a broker or dealer. The registration withdrawal became effective on the 60th day after the filing pursuant to the SEC regulations.

NOTE 11 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2005.

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

Summarized financial information of the Company's results by operating segment is as follows:

                                                  Three Months ended                 Six Months ended
                                                      June 30,                           June 30,
                                                 2005            2004              2005           2004
---------------------------------------------------------------------------   -------------------------------
Net Revenue:
  Food Product Development                          $ 5,481       $ 35,325           $ 9,963        $ 49,047
  Security Training and Products                        683            810             2,279           2,029
  E-tailer                                          153,628        167,707           266,721         265,646
  Business Consulting                                     -         16,825               429          28,503
---------------------------------------------------------------------------   -------------------------------
  Total Net Revenue                               $ 159,792      $ 220,667         $ 279,392       $ 345,225
---------------------------------------------------------------------------   -------------------------------
Operating Income (Loss):
  Food Product Development                       $ (392,125)    $ (397,860)       $ (785,148)     $ (619,638)
  Security Training and Products                        620            755             1,696           1,773
  E-tailer                                             (242)        17,217           (41,807)         (3,585)
  Business Consulting                            (1,078,036)      (592,066)       (2,236,475)     (2,021,135)
                                            -------------------------------   -------------------------------
Operating Loss by  Reportable Segment          $ (1,469,783)    $ (971,954)     $ (3,061,734)   $ (2,642,585)
All Other Operating Loss                                  -         (3,343)                -          (6,719)
---------------------------------------------------------------------------   -------------------------------
  Consolidated Operating Loss                  $ (1,469,783)    $ (975,297)     $ (3,061,734)   $ (2,649,304)
---------------------------------------------------------------------------   -------------------------------
Net Income (Loss) Before Minority Interest:
  Food Product Development                       $ (392,137)    $ (397,860)       $ (785,844)     $ (619,638)
  Security Training and Products                        620            755             1,696           1,773
  E-tailer                                             (171)        14,241           (41,533)         (3,384)
  Business Consulting                            (2,037,681)      (573,529)       (3,182,411)     (1,992,225)
                                            -------------------------------   -------------------------------
Net Loss by  Reportable Segment                $ (2,429,369)    $ (956,393)     $ (4,008,092)   $ (2,613,474)
All Other Net Loss                                        -         (3,343)                -          (6,718)
---------------------------------------------------------------------------   -------------------------------
Consolidated Net Loss Before Minority Interest $ (2,429,369)    $ (959,736)     $ (4,008,092)   $ (2,620,192)
---------------------------------------------------------------------------   -------------------------------


                                              June 30,
Total Assets:                                  2005               2004
----------------------------------------------------------------------------
Food Product Development                       $6,378,606        $2,407,264
Security Training and Products                        897            11,826
E-tailer                                          113,946           150,513
Business Consulting                             1,354,593         4,011,703
                                         -----------------------------------
                                                7,848,042         6,581,306
All other segments                                      -            23,993
                                         -----------------------------------

----------------------------------------------------------------------------
Consolidated assets                            $7,848,042        $6,605,299
----------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCLE GROUP HOLDINGS, INC.
                                             (Registrant)
Date:  August 12, 2005
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer

                     EXHIBIT INDEX- SEE PAGES 8 AND 9 ABOVE