Form 10QSB
period 2005-09-30
CIRCLE GROUP HOLDINGS INC
filed 2005-11-14
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005



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

                                 Yes /X/ No / /

    The registrant has a single class of common stock, par value $.00005 per share, of which there are 47,847,348 shares issued and outstanding as of
                               September 30, 2005.

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

       Circle Group Holdings, Inc. was founded in May 1994 under the original name, Circle Group Entertainment Ltd. and changed its name to Circle Group Holdings, Inc. in 2002. We had no business operations except for research and development activities between May 1994 and January 1997. In 2002, we reorganized our business units into three reportable segments: food product development, security product development, and e-tailor, and acquired FiberGel Technologies, Inc., which owns an exclusive license to Z-Trim, an all-natural, corn and other grain-based fat replacement.

     We have four operating subsidiaries: FiberGel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

RECENT MATERIAL DEVELOPMENTS

     On August 25, 2004, we commemorated the opening of our new production facility in Mundelein, Illinois with an official ribbon cutting ceremony. At full capacity, this eco-compliant facility is capable of producing up to ten million pounds annually of Z-Trim(TM). In addition, this facility is also capable of producing annually up to ten million gallons of Z-Bind(TM) adhesive resin and polymer extenders for use by the plywood, concrete and construction industries.

On September 22, 2005 FiberGel Technologies a subsidiary of Circle Group Holdings announced that the food and oil division of a large Japanese trading company has placed their first order Z-Trim. The order came after six months of successful testing in meats dressings and baked goods and represents an increased presence of Z-Trim in the Asian marketplace.

On August 23, 2005, FiberGel Technologies, a subsidiary of Circle Group Holdings, announced that they had signed an exclusive agreement with a distributor in Mexico. The distributor works with many of the top food companies and restaurants in Mexico and will now be offering them an ingredient that will help lower the fat and calories in their already high fat foods. With the obesity problem in Mexico growing rapidly, Z-Trim can have a big positive effect on their diet.

On August 15, 2005 FiberGel Technologies, announced that their zero calorie fat replacement ingredient, Z-Trim, will be used in salad dressings at a popular wellness center and health spa. The center has a history of great success with low calorie and low fat diets along with exercise and Z-Trim will be used to accomplish their continued success.

On August 8, 2005 Circle Group hosted The CEO Council's second meeting of public company executives and service providers. The event was sponsored by Infinium Labs, Inc. a CEO Council Best Practice Leader, and Vintage Filings, Inc., a premier SEC edgarization service. The meeting was held at Circle Group's Mundelein, Illinois corporate headquarters and was moderated by Gregory Halpern, CEO of Circle Group. It included a panel discussion on small issuer regulatory and legislative reforms, and an interactive question and answer session that gave attendees an opportunity to share their wants, needs, and concerns related to their legislative and regulatory needs, so their voices could be heard during the Advisory Committee's hearings which took place on August 9 and 10. The CEO Council is a nonprofit organization advocating the interests of small public companies and their shareholders. Members of the CEO Council include publicly-traded companies such as: CorpHQ, Inc., Cybertel Capital Corporation, Circle Group Holdings, Microhelix, Knobias, and Ecuity, Inc., as well as service providers such as IBA Capital, Investrend Communications, and The August Law Group.

For discussion of the promissory note for $965,000 received as payment for a note receivable for a stock purchase, see Note 6 to the Financial Statements.

SUMMARY OF FINANCIAL RESULTS

Total assets decreased to $7,469,285 at September 30, 2005 from $7,957,409 on December 31, 2004. This was primary the result of the net operating loss, offsetting against the proceeds received from equity transactions.

Total equity increased to $6,657,450 on September 30, 2005 compared to $5,833,958 for the year ended December 31, 2004.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE
SAME PERIODS ENDING SEPTEMBER 30, 2004

Revenues

Revenues decreased by $49,576 or 28% to $124,993 for the three months ended September 30, 2005 from $174,569 for the three months ended September 30, 2004 Revenues decreased by $115,410 or 22% to $404,385 for the nine months ended September 30, 2005 from $519,795 for the nine months ended September 30, 2004. The decrease in revenues was primarily due to the decrease in demand of our e-tailer products as a result of budget cuts in the airline and train industries, and to the decrease in demand of our business consulting service. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                      Three months ended September 30,
                                             2005           2004
                                           --------       --------
           Products                        $124,567       $175,045
           Services                             426           (476)
                                           --------       --------
        Total Revenues                     $124,993       $174,569
                                           ========       ========

                                       Nine months ended September 30,
                                             2005           2004
                                           --------       --------
           Products                        $401,251       $489,739
           Services                           3,134         30,056
                                           --------       --------
        Total Revenues                     $404,385       $519,795
                                           ========       ========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $17,660 or 2% to $986,865 for the three months ended September 30, 2005 from $1,004,525 for the three months ended September 30, 2004. Total operating expenses increased by $466,492 or 13% to $3,989,205 for the nine months ended September 30, 2005 from $3,522,713 for the nine months ended September 30, 2004. The increase in operating expenses was primarily due to introduction and promotion of Z-Trim products, and the increase in investor and public relation expenses.

Other income (expense)

Total other income for the three months ended September 30, 2005 was $4,526, compared to $964,729 for the comparable period in fiscal 2004. Total other income for the nine months ended September 30, 2005 was a deficit of $941,832, compared to $993,841 for the comparable period in fiscal 2004. The decrease in other income was primarily due to a provision of an uncollectible note receivable of $965,000 and the decrease in rental income. Other income for nine months ended September 30, 2004 included a settlement of $950,000 received from a former attorney.

Net loss

The Company reported net loss for the third quarter of 2005 of $1,005,021 or $0.02 per share, a 188% decrease from the net income of $56,827 or $0.00 per share for the third quarter of 2004. For the nine months ending September 30, 2005, the Company reported a net loss of $4,969,891 or $0.11 per share or a 96% increase from a net loss of $2,529,285 or $0.07 per share for the nine month period ending September 30, 2004. This was due to a combination of the decrease in revenues, the introduction and promotion of Z-Trim products, the increase in investor and public relation expenses, and a provision of an uncollectible note receivable.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had cash and cash equivalents of $26,953, a decrease of $66,795 from December 31, 2004 primarily due to cash consumed in operations of $3,247,754 and purchase of property and equipment of $157,891 offsetting by proceeds received from equity transactions of $3,338,850. Our total capital lease obligations were $53,201 at September 30, 2005.

Net cash used by operating activities increased by $2,779,604 or 593% to $3,247,754 for the nine months ended September 30, 2005 as compared to $468,150 for the nine months ended September 30, 2004. The increase resulted primarily from our net loss of $4,969,891, adjusted for non-cash items including depreciation and amortization of $492,049, provision for loan loss of $965,000, and non-cash services of $1,257,234, and for the decrease from the change in liabilities over assets of approximately of $919,158.

Net cash used by investing activities was $157,891 for the nine months ended September 30, 2005, as compared to net cash used by investing activities of $5,249,104 for the nine months ended September 30, 2004. The decrease was due to lesser additions of property and equipment for our manufacturing plant in current year.

Net cash provided by financing activities was $3,338,850 for the nine months ended September 30, 2005, as compared to $4,936,277 for the nine months ended September 30, 2004. Net cash provided by financing activities for the nine months ended September 30, 2005 was primarily from the proceeds received from notes receivable for stock subscriptions of $2,350,000 and from sale of our stocks and exercising of options and warrants of $1,009,567. Net cash provided by financing activities for the nine months ended September 30, 2004 was primarily from sale of our stocks and from exercising of options and warrants of $4,954,839.

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

GOING CONCERN QUALIFICATION

The report of our independent auditors accompanying our consolidated financial statements for the year ended December 31, 2004 and the notes to our interim unaudited consolidated financial statements for nine months ended September 30, 2005, discuss issues which raise substantial doubt about our ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations. In positive steps, the Company has closed down its loss generating businesses, and continues to evaluate and implement cost cutting measures at every entity level. For the nine months ended September 30, 2005, the Company continued to experience a negative cash flow from consolidated operations, and projects that it will need certain additional capital to enable it to continue operations at its current level beyond the near term. The Company believes that certain of this needed capital will result from the successful collection of its accounts receivable balances as the manufacturing plant is fully operating during the coming fiscal year. The Company believes it can raise additional funds through private placements of its common stock.

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

We reported a net loss of $1,005,021 for the three months ending September 30, 2005 and a net loss of $4,969,891 for the nine months ending September 30, 2005. At September 30, 2005 and 2004, respectively, we reported accumulated deficits of $31,997,721 and $25,439,340. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

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

OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

Ownership of Circle Group is concentrated in management. Gregory J. Halpern, who owns 29.% of the outstanding shares of our common stock, and all of the directors and officers collectively own 35%. Holders of our common stock can be out-voted by management in most circumstances and thereby management can control the composition of our board of directors and our policies.

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

     Factors which could have a material adverse effect on our operations include, but are not limited to, market acceptance of Z-Trim, general economic conditions, availability of additional financing on acceptable terms, legislative/regulatory changes, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this filing. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events. 6

ITEM 3. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In July 2005, an action was filed in the U. S. District for the Northern District of Illinois, 05-C 3921, Circle Group Holdings, Inc., plaintiff, versus Farhad Zaghi and Nurieel Akhamzadeh, defendants. The claims are for $965,000. plus interest. attorneys' fees, costs and punitive damages and arising out of a promissory note for the purchase of Circle Group shares of common stock. The defendants made an initial and an interim installment payment, but defaulted thereafter on a subsequent installment.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, we sold an aggregate of 750,000 shares of our common stock in private offerings generating $300,000 in gross proceeds. The shares were issued in the third quarter of 2005. No underwriters participated in the offerings .

Date of Transaction         No. of Shares             Consideration
       7/1/05                  750,000                   $300,000


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits

Exhibit No.                           Description
-----------                           -----------

 3.1(i) Articles of Incorporation of Circle Group Holdings, Inc.[Incorporated by reference to Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB]

 3.1(ii) Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB]

10.1 Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

10.2 Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

10.3           Dana L. Dabney Employment Agreement [Incorporated by reference to
               Exhibit 6.4 to Circle Group's Registration Statement on Form
               10-SB]

10.4 (a) Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

10.4 (b) Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Circle Group's Proxy Statement for its Annual Meeting conducted on June16, 2004 and approved by its Shareholders on that date].

10.5 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB]

10.7 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit 6.11 to Circle Group's\ Annual Report on Form 10-KSB for the year ended December 31,2002]

10.8 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and UTEK Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002] 8

10.9 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 [Incorporated by reference to Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.10 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.11 Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

15.1 Letter of Spector and Wong (re unaudited interim financial information)

23.1 Opinion of Pepper Hamilton, legal counsel. (Incorporated by reference to Circle Group's Registration Statement on Form 10-SB)

23.2 Opinion of Lerman, Boudart & Associates, LLP, Accountants, (Incorporated by reference to Circle Group's Registration Statement on Form 10-SB)

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

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                  Index to Financial Statements
                  -----------------------------

Consolidated Balance Sheet at
SEPTEMBER 30, 2005 (unaudited)....................................... F-1

Consolidated Statement of
  Operations as of SEPTEMBER 30 (unaudited).......................... F-2

Consolidated Statements of
  Cash Flows as of SEPTEMBER 30, 2005 (unaudited).................... F-3

Notes to Interim Unaudited
  Consolidated Financial Statements.................................. F-4

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005 and 2004



                           ASSETS
Current Assets                                                               2005                 2004
                                                                       ------------------   ------------------
  Cash and cash equivalents                                                     $ 26,953            $ 602,741
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $6,096 for 2005 and 2004                                   58,216               88,792
  Prepaid expenses and other assets                                               88,269               37,323
  Inventory                                                                      101,964               62,847
                                                                       ------------------   ------------------
    Total current assets                                                         275,402              791,703
                                                                       ------------------   ------------------

Property and equipment, net                                                    6,645,280            5,867,956
                                                                       ------------------   ------------------

Other Assets
  Deposits                                                                        11,103               11,103
  Intangible assets, net                                                         537,500              571,832
                                                                       ------------------   ------------------
    Total other assets                                                           548,603              582,935
                                                                       ------------------   ------------------

      TOTAL ASSETS                                                           $ 7,469,285          $ 7,242,594
                                                                       ==================   ==================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                             $ 779,302             $ 85,879
  Accrued expenses and other current liabilities                                 131,186            1,469,832
  Note payable - related party                                                         -               25,000
  Capital lease obligations                                                       33,511               28,901
                                                                       ------------------   ------------------
    Total current liabilities                                                    943,999            1,609,612
                                                                       ------------------   ------------------

Long-Term Liabilities
  Capital lease obligations                                                       19,690               53,406
                                                                       ------------------   ------------------

TOTAL LIABILITIES                                                                963,689            1,663,018
                                                                       ------------------   ------------------

Minority Deficit                                                                (151,854)             (58,711)
                                                                       ------------------   ------------------

Stockholders' Equity
  Common stock, $0.00005 par value; authorized 200,000,000 shares;
   issued and outstanding 47,847,345 shares                                        2,392                1,946
  Common stock to be issued                                                           22                   22
  Additional paid-in capital                                                  38,889,926           33,376,928
  Notes receivable for issuance of stock, net                                   (163,000)          (2,290,000)
  Unamortized expenses                                                           (62,900)                   -
  Accumulated Deficit                                                        (31,997,721)         (25,439,340)
  Treasury stock, at cost                                                        (11,269)             (11,269)
                                                                       ------------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                     6,657,450            5,638,287
                                                                       ------------------   ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 7,469,285          $ 7,242,594
                                                                       ==================   ==================

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)


                                                       For Three Months ended              For Nine Months ended
                                                           September 30,                      September 30,
                                                         2005           2004                2005           2004
----------------------------------------------------------------------------------------------------------------------
REVENUES:
  Products                                               $ 124,567      $ 175,045           $ 401,251       $ 489,739
  Services                                                     426           (476)              3,134          30,056
----------------------------------------------------------------------------------------------------------------------
    Total revenues                                         124,993        174,569             404,385         519,795
----------------------------------------------------------------------------------------------------------------------

COST OF REVENUES:
  Products                                                 177,441        122,112             492,620         461,700
  Services                                                       -        (30,861)             23,607         105,893
----------------------------------------------------------------------------------------------------------------------
    Total cost of revenues                                 177,441         91,251             516,227         567,593
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                      978,282        995,941           3,963,455       3,496,962
  Amortization of intangible assets                          8,583          8,584              25,750          25,751
----------------------------------------------------------------------------------------------------------------------
    Total operating expenses                               986,865      1,004,525           3,989,205       3,522,713
----------------------------------------------------------------------------------------------------------------------
     OPERATING LOSS                                     (1,039,313)      (921,207)         (4,101,047)     (3,570,511)
----------------------------------------------------------------------------------------------------------------------



OTHER INCOME (EXPENSES):
  Other income                                              10,500         15,507              34,030          49,452
  Interest income                                              238          1,626               4,423           6,249
  Settlement gain                                                -        951,000                   -         953,000
  Provision for loan loss                                        -              -            (965,000)              -
  Interest expense                                          (6,212)        (3,404)            (15,285)        (14,860)
----------------------------------------------------------------------------------------------------------------------
    Total other income (expenses)                            4,526        964,729            (941,832)        993,841
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST              (1,034,787)        43,522          (5,042,879)     (2,576,670)
----------------------------------------------------------------------------------------------------------------------

Minority interest in losses of subsidiairies                29,766         13,305              72,988          47,385
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                      $(1,005,021)      $ 56,827         $(4,969,891)   $ (2,529,285)
----------------------------------------------------------------------------------------------------------------------
Net income (loss) per Share - Basic and Diluted            $ (0.02)        $ 0.00             $ (0.11)        $ (0.07)
----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares                       47,591,164     38,844,872          45,895,832      36,913,063

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (unaudited)

For Nine Months ended September 30,                                                  2005                  2004
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss                                                                       $ (4,969,891)          $(2,529,285)
  Adjustments to reconcile net loss to net cash used in operations:
   Minority deficit                                                                   (72,988)              (47,385)
   Depreciation and amortization                                                      492,049               124,986
   Issuance of common stocks and warrants for services                                482,720               379,170
   Amortization of noncash expenses                                                   774,514               445,867
   Provision for uncollectible loan loss                                              965,000                     -
   (Increase) decrease in:
     Accounts receivable                                                               28,249               (19,635)
     Inventory                                                                         13,778               (44,798)
     Prepaid expenses and other assets                                                 12,279               (21,004)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                           (973,464)            1,243,934
--------------------------------------------------------------------------------------------------------------------
   Cash flows used in operating activities                                         (3,247,754)             (468,150)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                                 (157,891)           (5,249,754)
  Proceeds from disposition of property and equipment                                       -                   650
--------------------------------------------------------------------------------------------------------------------
   Cash flows used in investing activities                                           (157,891)           (5,249,104)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net proceeds from sales of stock                                                    450,000             2,761,175
  Exercise of options and warrants                                                    559,567             2,193,664
  Proceeds from stock subscription receviable                                       2,350,000                     -
  Payments on capital lease obligations                                               (20,717)              (18,562)
--------------------------------------------------------------------------------------------------------------------
   Cash flows provided by financing activities                                      3,338,850             4,936,277
--------------------------------------------------------------------------------------------------------------------

     Net decrease in cash and cash equivalents                                        (66,795)             (780,977)

Cash and cash equivalents, at beginning of period                                      93,748             1,383,718
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                      $     26,953           $   602,741
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                $     15,389           $    14,860

Supplemental schedule of noncash investing and financing activities:
  Stock subscriptions and notes receivable incurred for issuance of stocks       $     13,000           $ 2,290,000
  Issuance of common stock for liabilities incurred for equipment purchases      $    186,582           $         -
  Issuance of credit memos for liabilities incurred for equipment purchases      $     32,865           $         -
  Issuance of common stock  to retire note payable                               $     25,000           $         -
  Shares to be retired for unamortized expenses                                  $  1,012,175           $         -

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

The Company has participated in several public and private offerings and has expanded its business. In 2002, the Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailor and acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z-Trim(TM), an all-natural, corn-based fat replacement.

Circle Group operates through its FiberGel, Mini-Raman Lidar Technology, ThraxVac Technology, The Brave Way Training Systems, Inc., Consulting CGI, On-Line Bedding Corp., and Z-Amaize Technologies, Inc. divisions.

On March 31, 2004, the Company's common stock was approved to be trading on the American Stock Exchange under the symbol, CXN.

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three and nine months ended September 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Circle Group Holdings Inc. and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

The Company has generated approximately $3,359,567 in additional operating capital during the first nine months of 2005 through sales of its common stock in exercising options and warrants, and proceeds from notes receivable for stock.

                                                    September 30,
                                               2005              2004
                                           --------------    --------------
Raw materials                                   $ 48,300          $ 59,393
Work-in-process                                    2,278                 -
Packaging and display                             40,953                 -
Finished goods                                    10,433             3,454
                                           --------------    --------------
  Total inventory                              $ 101,964          $ 62,847
                                           ==============    ==============

NOTE 4 - PROPERTY AND EQUIPMENT

Depreciation expense was $466,299 and $99,235 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 5 - INTANGIBLE ASSETS

During the first nine months of fiscal 2005, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:

                                     Gross
                                    Carrying    Accumulated
                                     Amount     Amortization       Net
--------------------------------- ------------- -------------  ------------
License Rights to
Developed technology                 $ 420,000     $ (52,500)    $ 367,500
Website                                200,000       (30,000)      170,000
                                  ------------- -------------  ------------

  Total intangible assets            $ 620,000     $ (82,500)    $ 537,500
                                  ============= =============  ============

Amortization of intangibles was $25,750 and $25,751 for the nine months ended September 30, 2005 and 2004, respectively.

Based on the carrying  amount of the  intangibles  as of September 30, 2005, and
assuming  no  impairment  of  the  underlying   assets,   the  estimated  future
amortization is as follows:

        Years ended December 31,
        -----------------------------------------------------
        2005 (October 1 to December 31)                           $ 8,584
        2006                                                       34,333
        2007                                                       34,333
        2008                                                       34,333
        2009                                                       34,333
        Thereafter                                                391,584
                                                             -------------

        Total amortization                                      $ 537,500
                                                             =============

NOTE 6 - STOCKHOLDERS' EQUITY

Private Placement Offering

In June 2005, the Company conducted a self-underwritten offering of the Company's common stock up to $1.6 million. The stock was sold for $12,500 per unit. Each unit consists of 31,250 shares of common stock and 31,250 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. As of September 30, 2005, the Company sold and issued 1,125,000 shares received $450,000 in proceeds under the offering.

In March 2004, the Company conducted a self-underwritten offering of the Company's common stock up to $5 million. The stock was sold for $100,000 per unit. Each unit consists of 22,222 shares of common stock and 22,222 warrants. The warrants are exercisable at $6.00 per share and expire in three (3) years after purchase of the above-described unit. As of September 30, 2004, the Company sold and issued 1,126,813 shares and received $2,761,175 in proceeds under the offering.

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Exercising of stock warrants and options

During the first nine months of 2005, there were 1,695,811 stock warrants and options exercised. The Company received total proceeds of $572,067, of which, $13,000 was received in October 2005. The Company applied $99,151 of proceeds due from employees exercising options during the first nine months of 2005 against the employees' net pay.

During the first nine months of 2004, there were 5,001,330 stock warrants and options exercised. The Company received $2,193,664 in cash and a note receivable of $250,000 upon exercising.

Notes receivable for issued stock

In 2004, Nurieel Akhamzadeh agreed to purchase the Company's common stock in form of a note receivable of $2,040,000, of which the sum of $1,075,000 was received. The note bears zero interest and is in default. Litigation is pending in the U. S. District Court in 05 C 3921 against Nurieel Akhamzadeh and Farhad Zaghi, who acted as an intermediary and facilitator of the transaction, for the collection of principal balance due of $965,000 and default interest and attorney's fees arising as described above and several other causes of action seeking legal remedies in the suit. During the second quarter of 2005, the Company provided an allowance for the remaining balance.

The Company also has a note receivable of $250,000 for warrants exercised in 2004. The note carries an interest rate of 5% per annum and is pledged by the stock. Principal and interest are due on June 30, 2006. A principal payment of $100,000 was received in 2005.

Rescinded Stock for Services

During December 2004, the Company issued 2,250,000 shares of common stock in exchange for professional services. The services were to be preformed during the period of November 22, 2004 through November 22, 2006. On August 24, 2005, the Company rescinded the agreement due to the lack of performance by the parties. The stock certificates are effectively restricted by the stock clearing service. The balance of the unamortized services recorded for the stock at August 24, 2005 of $1,012,175 was charged against additional paid-in capital.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                           Three Months ended                 Nine Months ended
                                                             September 30,                      September 30,
                                                          2005            2004               2005            2004
---------------------------------------------------- ---------------  --------------    --------------- ---------------
Numerator:
---------------------------------------------------- ---------------  --------------    --------------- ---------------
  Net income (loss)                                    $ (1,005,021)   $     56,827       $ (4,969,891)   $ (2,529,285)
---------------------------------------------------- ---------------  --------------    --------------- ---------------
Denominator:
---------------------------------------------------- ---------------  --------------    --------------- ---------------
  Weighted average number of shares outstanding          47,591,164      38,844,872         45,895,832      36,913,063
---------------------------------------------------- ---------------  --------------    --------------- ---------------
Net loss per share-basic and diluted                   $      (0.02)   $       0.00       $      (0.11)   $      (0.07)
---------------------------------------------------- ---------------  --------------    --------------- ---------------

As the Company incurred net losses for the three and nine months ended September 30, 2005, the effect of dilutive securities totaling 3,847,862 and 1,461,014 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net loss for the nine months ended September 30, 2004, the effect of dilutive securities totaling 1,932,701 equivalent shares has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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


                                                           Three Months ended              Nine Months ended
                                                             September 30,                   September 30,
                                                          2005            2004            2005            2004
---------------------------------------------------  ---------------- -------------- ---------------- --------------
Net income (loss), as reported                          $ (1,005,021)     $  56,827     $ (4,969,891)  $ (2,529,285)

Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects                                  675,758        664,649        1,780,194      1,439,731
                                                     ---------------- -------------- ---------------- --------------

Pro forma net loss                                      $ (1,680,779)     $(607,822)    $ (6,750,085)  $ (3,969,016)
                                                     ================ ============== ================ ==============

Reported net loss per share-basic and diluted                $ (0.02)     $    0.00     $      (0.11)  $      (0.07)
                                                     ================ ============== ================ ==============

Pro forma net loss per share-basic and diluted               $ (0.04)     $   (0.02)    $      (0.15)  $      (0.11)
                                                     ================ ============== ================ ==============

NOTE 9 - RELATED PARTY TRANSACTIONWS

In June 2005, a related party exercised 83,333 stock options at $0.30 per share. The total proceed of $25,000 was applied against the note payable owed to the related party.

In June 2005, the Chief Executive Officer exercised 148,333 of his stock options at $.30 per share, or an aggregate of $44,500. The Company received $20,000 in cash and the balance of $24,500 was applied against the officer's net pay.

In February 2004, the Chairman of the Board of Directors exercised his 720,000 stock options at $0.05 per share, or an aggregate of $36,000. The Company received $8,000 in cash and the balance of $28,000 was charged as payments for his service rendered.

NOTE 10 - SETTLEMENT GAIN

On July 26, 2004, the Company entered into an agreement in principle to settle the lawsuit it filed against its former law firm in August 2001. Pursuant to the terms of the agreement, the parties have agreed to release each other of all claims in exchange for a payment of $950,000 to the Company. The Company has received the settlement in full.

NOTE 11 - WITHDRAWAL FROM REGISTRATION AS A BROKER-DEALER

On January 27, 2004, CGI Capital, Inc. filed an application of withdrawal from registration as a broker or dealer. The registration withdrawal became effective on the 60th day after the filing pursuant to the SEC regulations.

NOTE 12 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2005.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 13 - PENDING LITIGATION

As disclosed in Note 6 to the financial statements, the Company filed a lawsuit in the U.S. District Court to collect the unpaid principal balance, default interest and attorney fees for a note receivable for stock issued. The Company is in the discovery process and a trial date has not been set.

In March 2005 the Company's general contractor that built the manufacturing plant and installed the equipment filed a mechanics lien for unpaid billings. The claim of $250,000 represents the construction cost overruns in the build-out of the facility. The discovery process has commenced and no trial date has been set. A liability of $142,000 has been included in accounts payable. Management believed that the amount of ultimate liability with respect to such action will not exceed such amount. .

NOTE 14 - SEGMENT INFORMATION

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

During the third quarter of 2005, the Company changed the structure of its internally organization to include three principal operating segments: (i) Food Product Development, (ii) Security Training and Products and (iii) E-tailer. The food product development segment owns the exclusive, worldwide license to Z-Trim(TM). The Security training offers cost effective self-defense training courses and products with a uniquely targeted curriculum. The e-tailer segment is a distributor of pillows, blankets, and other bedding products. The Company no longer reports segment information in its business consulting services. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

NOTE 14 - SEGMENT INFORMATION (Continued)

The Company reviews the operating segments' income to evaluate performance and to allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Inter segment transactions are recorded at cost.

Summarized financial information of the Company's results by operating segment is as follows:

                                                  Three Months ended                Nine Months ended
                                             September 30,                    September 30,
                                                 2005            2004              2005           2004
---------------------------------------------------------------------------   -------------------------------
Net Revenue:
  Food Product Development                      $    15,870     $    2,922       $    25,833     $    51,969
  Security Training and Products                        426            239             2,705           2,268
  E-tailer                                          108,697        171,884           375,417         437,530
                                            -------------------------------   -------------------------------
Net Revenue by  Reportable Segment              $   124,993     $  175,045       $   403,955     $   491,767
All Other Operating Revenue                               -           (476)              429          28,028
---------------------------------------------------------------------------   -------------------------------
  Consolidated Net Revenue                      $   124,993     $  174,569       $   404,384     $   519,795
---------------------------------------------------------------------------   -------------------------------
Operating Income (Loss):
  Food Product Development                      $  (540,311)    $ (241,914)      $(1,325,459)    $  (861,552)
  Security Training and Products                        262            185             1,958           1,958
  E-tailer                                          (20,723)         5,278           (62,530)          1,693
                                            -------------------------------   -------------------------------
Operating Loss by  Reportable Segment           $  (560,772)    $ (236,451)      $(1,386,031)    $  (857,901)
All Other Operating Loss                           (478,541)      (684,756)       (2,715,017)     (2,712,610)
---------------------------------------------------------------------------   -------------------------------
  Consolidated Operating Loss                   $(1,039,313)    $ (921,207)      $(4,101,048)    $(3,570,511)
---------------------------------------------------------------------------   -------------------------------
Net Income (Loss) Before Minority Interest:
  Food Product Development                      $  (541,203)    $ (241,914)      $(1,327,047)    $  (861,552)
  Security Training and Products                        262            185             1,958           1,958
  E-tailer                                          (20,491)         5,158           (62,023)          1,773
                                            -------------------------------   -------------------------------
Net Loss by  Reportable Segment                 $  (561,432)    $ (236,571)      $(1,387,112)    $  (857,821)
All Other Net Loss                                 (473,355)       280,093        (3,655,767)     (1,718,849)
---------------------------------------------------------------------------   -------------------------------
Consolidated Net Income (Loss) Before Minority I$(1,034,787)    $   43,522       $(5,042,879)    $(2,576,670)
---------------------------------------------------------------------------   -------------------------------

                                           September 30,
Total Assets:                                  2005                 2004
--------------------------------------------------------------------------------
Food Product Development                       $ 6,230,123          $ 5,519,425
Security Training and Products                       1,100               11,772
E-tailer                                            81,429              149,670
                                         ---------------------------------------
                                                 6,312,652            5,680,867
All other segments                               1,156,633            1,561,727
--------------------------------------------------------------------------------
Consolidated Assets                            $ 7,469,285          $ 7,242,594
--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)

Date:  November 14, 2005
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer