Form 10KSB
period 2005-12-31
CIRCLE GROUP HOLDINGS INC
filed 2006-03-31
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year were: $514,608

The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer as of March 23, 2006 was $30,975,288. These aggregate market values are estimated solely for purposes of this report and are based on the closing price for the issuer's common stock, $.00005 par value on March 23, 2006 as reported on the American Stock Exchange. For the purpose of this report, it has been assumed that all officers and directors of the issuer, as well as all stockholders holding 10% or more of the issuer's stock, are affiliates of the issuer. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

The number of shares of the registrant's common stock outstanding as of March 23, 2006 was 51,896,388.

Transitional Small Business Disclosure Format:

                                Yes      No  X
                                -----    ------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     In 2005 we refined our direction from a pioneer of emerging technology companies where we provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process, to a company that will focus its resources primarily on the manufacture, marketing and sale of Z-Trim, our zero calorie fat substitute and other Z-Trim related products. The company will continue exploring all available options for its other non-Z-Trim technologies and related assets.

     Circle Group Holdings, Inc. was formed by Gregory J. Halpern, our Chairman and Chief Executive Officer, as an Illinois corporation, in May 1994 under the original name, Circle Group Entertainment Ltd. In 1997, we changed our name to Circle Group Internet, Inc., and in 2002, we changed our name to Circle Group Holdings, Inc. We had no business operations except for research and development activities between May 1994 and January 1997. Since then, we have participated in several public and private offerings and have expanded our business. In 2002, we reorganized our business units into three reportable segments: food product development, security product development, and e-tailor and acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z-Trim, an all-natural, agricultural-based fat replacement.

     We have four operating subsidiaries: Fiber-Gel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

FIBERGEL TECHNOLOGIES, INC.

     We acquired FiberGel, formerly a wholly-owned subsidiary of Utek Corporation ("Utek"), on August 27, 2002. Under the terms of the acquisition, we issued 2,800,000 shares of our common stock to Utek valued at $504,000 using an average market price of $0.18 per share. We also issued a three year warrant to Utek to purchase 500,000 shares of our common stock at an exercise price of $0.36 per share of which such warrants were fully exercised in 2004.

     Z-Trim is currently our primary focus. FiberGel owns the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, agricultural-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture ("USDA").

     Z-Trim is a natural zero calorie fat-substitute made from the hulls of corn, oats, soy, rice, barley that lowers 25% to 50% of calories from fats in most foods without negatively affecting taste or texture. Z-Trim generally can't be detected by consumers when formulated correctly in dairy, dressings, dips, sauces, baked goods, processed meats, snack foods, cookies, pies, cakes, icings, brownies, bars, ice cream, milk shakes and many other foods. It improves texture significantly; makes meats juicier, baked goods moister, dips creamier. Z-Trim lets you to eat more of the foods you love without fear of weight gain and allows you to lose weight without giving up the foods you love. Z-Trim adopts the flavor and mouth feel of most recipes and reduces aftertaste in most foods. It has been proven in studies that a majority of consumers prefer Z-Trim foods over their full-fat counterparts. Z-Trim can substantially reduce harmful Trans and saturated fats and adds healthy insoluble and soluble dietary fiber which can be beneficial to heart patients and diabetics. Z-Trim can improve digestion without any negative side effects sometimes associated with other fat substitutes. Z Trim's proprietary process turns worthless agricultural bi-products into a valuable and highly functional food ingredient with significant economic and health advantages over the fat it replaces. Z-Trim provides a competitive industry advantage, reduces environmental management costs, and delivers a novel and substantial profit center to manufacturers.

     Z-Trim is protected by an extensive intellectual property portfolio with over four dozen patents issued and pending throughout the world, as well as myriad associated trade secrets and know how, copyrighted works and trademarks. Z-Trim has been featured on Fox News "Your World w/ Neil Cavuto"; USA Today, Chicago Tribune, as well as local affiliates of NBC, FOX and CBS.

     The Company has been responding to industry inquiries and initiated exclusive partnership discussions with major domestic and international companies representing several food applications. As a result of new Z-Trim product developments presented by the our technology team, led by Triveni P. Shukla, Ph.D., Vice President of Technology Development, we have been able to expand the scope of our marketing partnership programs to include numerous applications under the following major SIC classifications:

     o    311.200 Grains and oil seeds;
     o    311.300 Sugar and confectionary;
     o    311.400 Fruits and vegetables;
     o    311.500 Dairy products;
     o    311.600 Processed meat;
     o    311.800 Bakeries and tortillas; and

     The Company currently provides samples of Z-Trim worldwide for testing to large, medium and small food companies as well as institutional food services along with technological support. There are 34 current customers using Z-Trim in products being sold on store shelves and in restaurants as well as several potential short, medium and long-term customers currently purchasing Z-Trim for pilot testing of several different product applications.

     The Company has received numerous inquiries in the United States and internationally relating to the manufacture, food processing, distribution licensing and sale of FiberGel's primary product Z-Trim, which we have the right to produce pursuant to an exclusive license from the USDA.

     The Company is currently making and shipping product to satisfy its customers' orders and product sample requests. Swiss based conglomerate DKSH, the company's distributor under exclusive limited territorial rights in Europe, Asia, Australia and South America has been purchasing Z-Trim and providing current and potential customers with product samples and other product related assistance for both Z-Trim and their newly developed non-GMO (Genetically Modified Organisms) Oat versions of Z-Trim. The raw material oats are being acquired through a distributor from Quaker Oats.

     The Company has been shipping Z-Trim product samples to many domestic and international food companies and has provided them with technical literature and assisted them with their product formulations. In addition, FiberGel has been selling Z-Trim powder and Z-Trim Gel directly to consumers for use in home cooking and has expanded its product offerings to include gourmet cookies, brownies and salad dressing.

     The Company completed the refinement of its proprietary Z-Trim process during 2005 in its manufacturing plant adjacent to its corporate offices in Mundelein, Illinois. Now, in 2006, the Company has retained a renowned Food Formulation Team to work directly with Manufacturers and Institutions on their formulations that require lowering fat. The Company also hired a well known Marketing company to develop awareness of the Z-Trim Brand.

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

     The acquisition of the socially conscious NATS site is very significant to us because it has the potential to provide us with a large consumer audience, as it attracts as many as two million visitors per month from more than eighty countries. We are increasing awareness about our Z-Trim products and their benefits to consumers who visit the NATS website. Visitors to the site can also purchase Z-Trim products, a pedometer based diet program, and Palm OS software versions of the NATS site that they can use when on the go. We are planning to expand the number of products being offered on the web site in 2006 to include cooperative advertising and marketing of healthy, calorie and fat reduced Z-Trim products launched by food industry partners.

Z-AMAIZE TECHNOLOGIES, INC.

     Z-Amaize Technologies Inc. ("Z-Amaize"), another of our wholly owned subsidiaries, markets a new line of Z-Bind industrial adhesive products for the plywood and polymer concrete manufacturing industries.

     Z-Bind is an adhesive extending component that emerged from research performed by the FiberGel product development group. In their research for Z-Trim functional fat substitutes, the group identified a number of co-products, which were derived from agricultural-based raw materials. It was discovered that every pound of Z-Trim that we manufacture produces 13 gallons of waste which can be used in Z-bind. Rather than discarding this waste, we are focusing on opportunities for maximizing their value in the marketplace.

     The domestic plywood industry uses 1.2 million metric tons of resin solids per year worth approximately $10 billion. The softwood plywood sector uses 0.6 billion Kg of phenol formaldehyde resin solids and Canadian usage is 0.4 Billion Kg. Because of significant cost pressure from the U.S. Environmental Protection Agency ("EPA") emission regulations regarding manufacture of such adhesives, Z-Bind products represent an affordable alternative to plywood manufacturers seeking superior and environmentally friendlier adhesives. Our goal is to develop additional profit centers that provide a steady stream of income from our core manufacturing process.

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

THRAXVAC

     We also recently acquired the worldwide rights to all fields of use for the ThraxVac technology, which provides a way to capture ambient anthrax or Clostridial endospores and simultaneously trigger activation of the spore, which marks the beginning of the spores' loss of high resistively. By using heat and moisture to activate the spore, the dormancy is broken and the spore begins to germinate thereby becoming vulnerable to injury. The stream of newly activated spores are then exposed to alpha particle bombardment via a polonium source, which damages the DNA containing protoplast causing spore death and an inability to complete germination and produce toxin. The collection devices will be both portable and as part of an HVAC system using a HEPA filtering system with polonium 210 inserts to provide a "continuous killing repository" for the collected spores.

ThraxVac(TM) and Lidar(TM) technologies were originally developed at the U.S. Department of Energy's Brookhaven National Laboratory.

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


PRINCIPAL PRODUCTS AND SERVICES

     Z-Trim is currently our principal product. As more fully described above, we own through FiberGel the exclusive, worldwide license for all fields of use to Z-Trim, an all-natural, agricultural-based fat replacement developed by USDA. Z-Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods.


EMPLOYEES AND LABOR RELATIONS

     As of December 31, 2005 we employed sixteen persons on a full-time basis and two persons on a part-time basis. While we believe that the current number of employees is sufficient to carry on our business as currently conducted, we may need to hire additional employees to meet future operational requirements. None of our employees are represented by a labor union and we are not governed by any collective bargaining agreements. We believe that relations with our employees are good.

COMPETITION

     Although we compete with other food specialty firms providing products in the same ingredient category, we believe that Z-Trim represents a better, more comprehensive fat replacement solution than those of other companies.

MARKETING

Our two-pronged marketing strategy for Z-Trim and the Z-Trim line of products includes the use of a variety of consumer media in pursuit of a brand awareness campaign targeted to the consumer, and a business-to-business campaign focusing on product education, sales, promotional and distribution strategies targeted to the food manufacturing and dining industries. Z-Trim product sales are targeted to the manufacturers of dairy, bakery, cereal, confectionary, processed meat, sauces, snack food, beverage, consumer-packaged and frozen foods, delicatessen, and private label foods, as well as to institutional food service, restaurants, catering, food solutions and "meal-makers" meal preparation outlets.

Our Z-Bind adhesive extender is marketed via trade media to plywood and polymer concrete industries, as well as to the dental industry for adhesion of dental fixtures

OPERATING SEGMENTS

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

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," "believe," "estimate," "project," "predict," "intend," potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in the foregoing section under the heading "Management Risk Factors." Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report.

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

ITEM 3.  LEGAL PROCEEDINGS.

As disclosed in Note 8 to the financial statements, the Company filed a lawsuit against a group of shareholders on May 11, 2005 in the U.S. District Court for the Northern District of Illinois to collect the unpaid principal balance, default interest and attorney fees for a Full Recourse Promissory Note receivable for stock issued. The Company is in the discovery process and a trial date has not been set. The defendants in that case have sold all of the shares they purchased but did not pay for.

In response, on December 27, 2005 those shareholders and a related hedge fund they own, Pac Bay Financial, filed a lawsuit back against the Company and its directors and officers. That lawsuit, which is being heard by the same Judge as in the Company's Note Default case listed above, alleges that oral misrepresentations were made to induce purchases of stock over an approximate one and one-half year period. Plaintiffs seek $2 million in compensatory damages and $5 million in punitive damages. The basis for these damages claims is yet unknown. The Company believes that they have meritorious defenses against this action, and will continue to vigorously defend it. The claim against the officers and directors is covered by D&O insurance to the extent that three of the individual officers and directors are covered. The insurance coverage pays for defense costs only and provides no indemnity coverage.

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

A complaint was filed in the United States District Court for the Northern District of Illinois by a former investor relations consultant against the Company. The plaintiff alleges that the Company breached an investment banking contract by failing to issue free trading and fully registered stock certificates pursuant to plaintiff's exercise of various stock warrants. The Company has filed a motion to dismiss on the ground that free trading and fully registered stock certificates were issued to the plaintiff in accordance with the express terms of the warrants. The parties have agreed to go to mediation, which was scheduled on April 3, 2006.

A complaint alleging a similar claim against the Company was transferred in the United States District Court for the Northern District of Illinois in 2005. The parties have also agreed to go to mediation, which was scheduled on April 3, 2006.

The Company is also a party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the vote of the stockholders during the last quarter of fiscal year 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSER PURCHASES OF EQUITY SECURITIES.

     The following table sets forth, for the periods indicated, the high and low closing prices for our common stock, as quoted for trading on the American Stock Exchange under the symbol "CXN." Our common stock began trading on the American Stock Exchange on March 31, 2004. The last reported sale price of our common stock on December 31, 2005 was $1.18 per share.

2004                                                     HIGH         LOW
------                                                   ----         ---
1st Quarter*                                            $8.92        $1.80
2nd Quarter                                             $6.69        $4.75
3rd Quarter                                             $5.18        $1.68
4th Quarter                                             $2.45        $0.64

2005                                                     HIGH         LOW
------                                                   ----         ---
1st Quarter                                             $2.02        $0.68
2nd Quarter                                             $1.49        $0.35
3rd Quarter                                             $1.41        $0.86
4th Quarter                                             $1.56        $0.73

2006                                                     HIGH         LOW
------                                                   ----         ---
1st Quarter (through March 29, 2006)                    $1.23        $0.78
---------------


*Our common stock was traded in the over-the-counter market until the March 31, 2004. As such, the prices for the quarters prior to March 31, 2004 set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of March 29, 2005, there were 386 record holders of the common stock. This number does not include shareholders whose shares are held in securities position listings. We have never paid any dividends on its common stock and do not anticipate paying any dividends in the foreseeable future.


                      EQUITY COMPENSATION PLAN INFORMATION
                            (AS OF DECEMBER 31, 2005)


                       NUMBER OF SHARES
                      REMAINING AVAILABLE
WEIGHTED-AVERAGE     FOR FUTURE ISSUANCE
EXERCISE PRICE OF       UNDER EQUITY
                                                          NUMBER OF SHARES TO BE

OUTSTANDING             COMPENSATION PLANS
                                                         ISSUED UPON EXERCISE OF
OPTIONS,              (EXCLUDING SECURITIES
                                                           OUTSTANDING OPTIONS,
WARRANTS AND            REFLECTED IN 1ST
                         PLAN CATEGORY                     WARRANTS AND RIGHTS
RIGHTS                      COLUMN)
-------------        ----------------------              -----------------------

Equity compensation plans approved by security holders (1)         7,496,750

$1.15                      12,503,250



Equity compensation plans not approved by security holders (2)

--                            --                                     --
Total.........................................
7,496,750                    $1.15                                12,503,250

(1) These plans consist of the 2004 Stock Incentive Plan.

(2) We do not maintain any equity compensation plans that have not been approved by the stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THE FOLLOWING DISCUSSION IS INTENDED TO ASSIST IN UNDERSTANDING THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CIRCLE GROUP HOLDINGS, INC. YOU SHOULD READ THE FOLLOWING DISCUSSION ALONG WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-KSB. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 2006 AND BEYOND MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD LOOKING STATEMENTS.

OVERVIEW

     In 2005 we refined our direction from a pioneer of emerging technology companies where we provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process, to a company that will focus its resources primarily on the manufacture, marketing and sale of Z-Trim, our zero calorie fat substitute and other Z-Trim related products. The company will continue exploring all available options for its other non-Z-Trim technologies and related assets.

     Circle Group Holdings, Inc. was founded in May 1994 under the original name, Circle Group Entertainment Ltd. and changed its name to Circle Group Holdings, Inc. in 2002. We had no business operations except for research and development activities between May 1994 and January 1997. In 2002, we reorganized our business units into three reportable segments: food product development, security product development, and e-tailor, and acquired Fiber-Gel Technologies, Inc., which owns an exclusive license to Z-Trim, an all-natural, agricultural-based fat replacement.

     We have four operating subsidiaries: Fiber-Gel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

RECENT MATERIAL DEVELOPMENTS

     On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of our common stock, par value $0.00005 per share ("Common Stock"), and warrants exercisable for Common Stock. The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock In the aggregate the Company sold 8,279,594 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock. Gross proceeds from the sale total $5,133,298. The Company also entered into a registration rights agreement in connection with the private placement pursuant to which it has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

     On March 27, 2006, Edward L. Halpern, age 76, announced his retirement from our Board of Directors.

     On March 22, 2006, our Board of Directors promoted Steve Cohen, formerly Vice President of Corporate Development, to President, an office previously held by Greg Halpern. Greg Halpern continues to hold the office of Chief Executive Officer.

     On November 23, 2005, we entered into an Agreement with George Foreman Enterprises, Inc. to form a new limited liability company for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z-Trim(R).

     The Agreement contemplates that if the Company's sales of Z-Trim(R) produce revenues of $30 million or gross profits of $10 million in any one year, GFME shall receive a cash bonus of $100,000; if the Company's sales of Z-Trim(R) produce revenues of $50 million or gross profits of $15 million in any one year, GFME shall receive a cash bonus of $200,000; if the Company's sales of Z-Trim(R) produce revenues of $70 million or gross profits of $20 million in any one year, GFME shall receive a cash bonus of $300,000; if the Company's sales of Z-Trim(R) produce revenues of $90 million or gross profits of $25 million in any one year, GFME shall receive a cash bonus of $400,000; and if the Company's sales of Z-Trim(R) produce revenues of $110 million or gross profits of $30 million in any one year, GFME shall receive a cash bonus of $500,000.

     GFME could earn the right under the Agreement to convert its interest in Newco to up to 50% of the then-outstanding common stock of the Company upon achieving many defined milestones including launching a national public relations campaign, and George Foreman's promotion of Z-Trim(R) via national media. The formation of the Joint Venture is subject to GFME's determination after meeting with food manufacturers of the likelihood of securing contracts utilizing Z-Trim(R) in conjunction with George Foreman in future product campaigns. GFME has 60 days from the date of the Agreement to exercise this right. Furthermore, the Company is required by American Stock Exchange regulations to obtain shareholder approval prior to issuing 20% or more of the Company's common stock contemplated by the Joint Venture.

     The parties are negotiating to enter into more definitive documentation containing more detailed terms of the Joint Venture consistent with the Agreement. On March 16, 2006, the Company and GFME agreed to extend negotiations until April 28, 2006. The Agreement may be terminated by either party upon breach by the other party.

     In February 2006, Circle Group announced that their Board of Directors approved a change of the company name from Circle Group Holdings, Inc. to Z-Trim Holdings. This change is subject to shareholder approval in 2006. Immediately following shareholder approval the trading symbol will be changed from CXN to ZTM, the cusip number will be changed and new certificates will be issued to replace all existing shares. In keeping with their efforts to grow the Z-Trim business, the company will focus its resources on Z-Trim and Z-Trim related products, while exploring all available options for its other non-Z-Trim technologies and related assets.

     In 2006, the Board of Directors approved to wind down two inactive subsidiaries, CGI Capital, Inc. and Veridisc Corporation, both of which had no assets or liabilities as of December 31, 2005.

     On December 19, 2005 FiberGel Technologies, a subsidiary of Circle Group Holdings announced that they received a purchase order for 2500 pounds of Z-Trim for immediate delivery. The order had come after several months of successful testing by a South American meat company. The order was made through FiberGel's international partner, DKSH.

     In November 2005, Circle Group Filed a Form-8K for an agreement dated November 23, 2005 between Circle Group Holdings, Inc. and George Foreman Enterprises, Inc.


RESULTS OF OPERATIONS

YEAR ENDING DECEMBER 31, 2005 COMPARED TO THE YEAR ENDING DECEMBER 31, 2004

Revenues

Revenues decreased 22.6% for the year ended December 31, 2005 from $665,453 for the year ended December 31, 2004 to $514,608, as a result of decrease in both product and service revenues. The decrease in product revenue was primarily due to slower demand in e-tailer customers, as a result of the budget cuts in the airline and train industries. The decrease in service revenue was primarily due to phasing out of our business consulting service. The following table provides a breakdown of the revenues for our divisions for the periods indicated:


                                                  Year ended December 31,
                                                  2005             2004
                                                ---------        ---------
           Products                             $ 510,947        $ 634,456
           Services                                 3,661           30,997
                                                ---------        ---------
        Total Revenues                          $ 514,608        $ 665,453
                                                =========        =========

Operating expenses

Operating expenses consist of payroll and related costs, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $201,697 or 4% to $4,974,931 for the year ended December 31, 2005 from $5,176,628 for the year ended December 31, 2004. The decrease in operating expenses was primarily due to the decrease in legal expense, partially offset by the introduction and promotion of Z-trim products, and the increase in investor and public relation and payroll expenses.

Other income

Total other income for the year ended December 31, 2005 was a deficit of $935,218, compared to $1,002,413 for the year ended December 31, 2004. The decrease in other income was primarily due to a provision of an uncollectible note receivable of $965,000 and the decrease in rental income. Other income for the year ended December 31, 2004 included a settlement of $950,000 received from a former attorney.

Net loss

The Company reported a net loss of $6,025,585 for the year ended December 31, 2005 or $0.13 per share, a 46% increase from the net loss of $4,117,775 or $0.11 per share for year ended December 31, 2004. This was due to a combination of the decrease in revenues, the introduction and promotion of Z-trim products, the increase in investor and public relation expenses, and a provision of an uncollectible note receivable.



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


                                                  Year ended December 31,
                                                  2004             2003
                                                ---------         --------
           Products                             $ 634,456         $ 659,664
           Services                                30,997            82,778
                                                ---------         --=------
        Total Revenues                          $ 665,453         $ 742,442
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

Net loss

The Company reported a net loss for the year ended December 31, 2004 of $4,185,315 or $0.11 per share, a 48% increase from the net loss of $2,827,821 or $0.10 per share for the year ended December 31, 2003. This was due to a combination of the building of the new FiberGel Technologies production facility and product development and introduction and promotion of Z-trim products, and an increase in investor and public relation, payroll and legal expenses.


LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDING DECEMBER 31, 2005 COMPARED TO THE YEAR ENDING DECEMBER 31, 2004

At December 31, 2005, we had cash and cash equivalents of $24,999, compared to $93,748 at December 31, 2004. The Company has generated approximately $3,803,567 in additional operating capital through equity transactions during the year ended December 31, 2005.

Net cash used by operating activities increased by 243% to $3,662,280 for the year ended December 31, 2005 as compared to $1,067,593 for the year ended
December 31, 2004. The increase resulted primarily from our net loss of $6,025,585, adjusted for non-cash items including depreciation and amortization of $657,081, provision for loan loss of $965,000, and non-cash services of $1,401,233, and for the decrease from the change in liabilities over assets of approximately of $587,021.

Net cash used by investing activities was $181,186 for the year ended December 31, 2005, as compared to net cash used by investing activities of $6,465,265 for the year ended December 31, 2004. The decrease was due to lesser additions of property and equipment for our manufacturing plant in current year.

Net cash provided by financing activities was $3,774,717 for the year ended December 31, 2005, as compared to $6,242,888 for the year ended December 31, 2004. Net cash provided by financing activities for the year ended December 31, 2005 was primarily from the proceeds received from notes receivable for stock subscriptions of $2,350,000 and from sale of our stocks and exercising of options and warrants of $1,453,567. Net cash provided by financing activities for the year ended December 31, 2004 was primarily from sale of our stocks and from exercising of options and warrants of $6,269,840.

YEAR ENDING DECEMBER 31, 2004 COMPARED TO THE YEAR ENDING DECEMBER 31, 2003

At December 31, 2004, we had cash and cash equivalents of $93,748, compared to $1,383,718 at December 31, 2003. The Company has generated approximately $6,269,840 in additional operating capital through sale of its common stock in a private placement offering and options and warrant exercises during the year ended December 31, 2004.

Net cash used by operating activities decreased by 18.8% to $1,067,593 for the year ended December 31, 2004 as compared to $1,314,478 for the year ended December 31, 2003. The decrease resulted primarily from our net loss of $4,185,315, partially offset by depreciation and amortization of $232,532, non cash expenses of $1,294,197, and an increase from the change in liabilities over assets of approximately $1,592,393.

Net cash used by investing activities was $6,465,265 for the year ended December 31, 2004, primarily resulting from the additions of property and equipment for our Z-trim manufacturing facility. Net cash provided by investing activities was $143,603 for the year ended December 31, 2003, primarily resulting from the proceeds of $150,000 we received from the sale of a trademark.

Net cash provided by financing activities was $6,242,888 for the year ended December 31, 2004 compared to $2,432,134 for the year ended December 31, 2003, primarily due to proceeds from sale of our stocks and from exercising of options and warrants approximately $6,269,840.

To successfully grow the individual segments of our business, we must improve our cash flow and the revenue base of each segment, as well as continue to succeed in our ability to build strategic industry alliances. We also depend on certain important employees, and the loss of any of those employees may harm the business and its prospects.

RISK FACTORS

     The following risks are material risks that we face. If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS.

     We reported a net loss of $6,025,585 for the twelve months ending December 31, 2005 and a net loss of $4,117,775 for the twelve months ending December 31, 2004. At December 31, 2005 and 2004, respectively, we reported accumulated deficits of $33,053,415 and $27,027,830. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

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

WE MAY NEED ADDITIONAL FUNDING AND SUCH FUNDING MAY NOT BE AVAILABLE. IF SUCH FUNDING IS AVAILABLE, IT MAY NOT BE OFFERED ON SATISFACTORY TERMS.

     We may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our business, results of operations and financial condition. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business segments, which may affect our overall business results of operations and financial condition.

THE LOSS OF SERVICE OF KEY MANAGEMENT COULD HAVE A NEGATIVE IMPACT ON OUR PERFORMANCE.

     Our success depends to a significant degree upon the performance of our founder and Chief Executive Officer Gregory J. Halpern. The loss of service of Mr. Halpern could have a material adverse effect on our operating performance and viability as a going concern.


OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

     Ownership of our common stock is concentrated in management. Gregory J. Halpern, our Chairman and Chief Executive Officer, owns 30.7% of our common stock and all of the directors and officers collectively own 44.43%. Holders of our common stock can be out-voted by management in most circumstances and thereby management can control the composition of our board of directors and our policies.


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


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND   CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE ACT.


         AGE             NAME                                   POSITION
         ---             ----                                   --------

         47      Gregory J. Halpern                   Chief Executive Officer
                                                      and Chairman of the
                                                      Board of Directors

         50      Steve Cohen                          President


         53      Michael J. Theriault                 Chief Operating Officer

         55      Dana L. Dabney                       Director, Secretary and
                                                      Chief Financial Officer

         76      Edward L. Halpern                    Director

         53      Steve H. Salgan                      Director

         53      Stanford J. Levin                    Director

         56      Alan G. Orlowsky                     Director



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

     STEVE COHEN. Mr. Cohen has been employed by Circle Group since 2002 when he was hired as its director of investor relations. He was promoted to Vice President of Corporate Development in 2003. Prior to joining Circle Group, Mr. Cohen had 25 years' experience at the Chicago Mercantile Exchange where he worked in various trading pit and back office positions. Mr. Cohen attended college at the University of Illinois and Oakton Community College.

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

COMPENSATION OF DIRECTORS

Our directors currently do not receive, and have not received, any cash compensation for serving on our board, but are eligible to receive options and restricted shares and units of our common stock under our 2004 Stock Incentive Plan. In 2005, Mr. G. Halpern received 1,000,000 options, Mr. Dabney received 852,000 options, Mr. E. Halpern received 200,000 options, Mr. Salgan received 200,000 options, Mr. Levin received 200,000 options and Mr. Orlowsky received 225,000 options.

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

CODE OF ETHICS

     We have adopted a code of ethics, known as our Code of Ethics and Business Conduct that applies to all employees. This code of ethics can be found on our website at www.crgq.com. Stockholders may also obtain a copy of the Code of Ethics and Business Conduct by submitting a request for such copy to Circle Group Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.


ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation earned in the fiscal years ended December 31, 2003, 2004 and 2005 by our chief executive officer and the other four most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal year ended December 31, 2005. In this document, we refer to these individuals as our "named executive officers."

                           SUMMARY COMPENSATION TABLE
                                                                                            LONG-TERM
                                                                                            COMPENSATION
                                                         ANNUAL COMPENSATION                AWARDS

                                                                                            SHARES
                                                                          OTHER             UNDERLYING      RESTRICTED
NAME AND PRINCIPAL POSITION               YEAR     SALARY     BONUS    COMPENSATION         OPTIONS         STOCK AWARDS

Gregory J. Halpern                        2005   $119,711     $ --         $--              1,000,000           $--
President and Chief Executive Officer     2004    $86,200     $ --         $--              1,230,000           $--
                                          2003    $27,000     $ --         $--                180,000           $--

OPTION GRANTS

     The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2005. The percentage of total options granted to employees set forth below is based on an aggregate of 7,627,000 shares subject to options granted in 2005.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
            ---------------------------------------------------------------------------------
                                                PERCENT OF
                                 NUMBER OF         TOTAL
                                 SECURITIES      OPTIONS
                                 UNDERLYING     GRANTED TO      EXERCISE OR
                                  OPTIONS        EMPLOYEES       BASE PRICE        EXPIRATION
NAME                              GRANTED         IN 2005         ($/SHARE)           DATE
-----      --------------- --------------- ------------------ --------------    --------------
Gregory J. Halpern
                                  500,000           6.5%           $0.55          05/15/2008
                                  500,000           6.5%           $1.10          10/24/2008

      OPTIONS EXERCISED DURING 2005 AND OPTIONS VALUES AT DECEMBER 31, 2005

     The following table contains information regarding options exercised during 2005 and unexercised options held at December 31, 2005, by the named executive officers.

                                                                                  VALUE OF
                                                                                  UNEXERCISED
                                                 NUMBER OF UNEXERCISED            IN-THE-MONEY
                                                 OPTIONS AT                       OPTIONS AT
                                                 DECEMBER 31,2005                 DECEMBER 31,2005
                      SHARES
                      AQUIRED ON     VALUE       EXERCISABLE/                     EXERCISABLE/
NAME                  EXERCISE       REALIZED    UNEXERCISABLE                    UNEXERCISABLE
Gregory J. Halpern    301,818        195,999                   2,048,182            1,251,000



IN-THE-MONEY

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

     Applicable percentage ownership in the following table is based on 51,896,388 shares of common stock outstanding as of March 29, 2005. Unless otherwise indicated, the address for each stockholder listed in the table is c/o Circle Group Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.


                                                                                  PERCENTAGE OF
                                                             NUMBER OF SHARES         SHARES
                            NAME OF                            BENEFICIALLY        BENEFICIALLY
                       BENEFICIAL OWNER                            OWNED              OWNED
                       ----------------                            -----              -----

DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Gregory J. Halpern(1)                                           15,946,282             30.7%
Dana L. Dabney( 2)                                               2,593,000             4.99%
Michael J. Theriault(3)                                          1,374,000             2.64%
Edward L. Halpern(4)                                             1,395,000             2.69%
Stanford J. Levin(5)                                               453,300                 *
Steve H. Salgan(6)                                                 826,915              1.2%
Alan G. Orlowsky(7)                                                470,900                 *
Steve Cohen(8)                                                     995,000              1.4%
Total of all Directors and Executive Officers                   24,054,397            45.83%

----------------------

* Less than 1%.


(1) Includes 2,048,182 options exercisable within 60 days of March 28, 2005.

(2) Includes   935,000 options exercisable within 60 days of March 28, 2005.

(3) Includes 1,155,000 options exercisable within 60 days of March 28, 2005.

(4) Includes   500,000 options exercisable within 60 days of March 28, 2005.

(5) Includes   325,000 options exercisable within 60 days of March 28, 2005.

(6) Includes   525,000 options exercisable within 60 days of March 28, 2005.

(7) Includes   420,000 options exercisable within 60 days of March 28, 2005.

(8) Includes   995,000 options exercisable within 60 days of March 28, 2005.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On August 2, 2002 and November 7, 2002, the Company borrowed $149,000 and $70,000, respectively, from Gregory J. Halpern, the Chairman of the Board of Directors, and Chief Executive Officer, and signed two promissory notes in favor of Gregory J. Halpern in return. The notes are payable upon demand and provided for interest to be paid monthly at the rate of 5% per annum.

ITEM 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K.

EXHIBIT.
NO        DESCRIPTION

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

4.2 Form of Subscription Agreement [Incorporated by reference to Circle Group's Form 8-K filed on March 30, 2006]

4.3 Form of Warrant to Purchase Common Stock [Incorporated by reference to Circle Group's Form 8-K filed on March 30, 2006]

4.4 Form of Registration Rights Agreement [Incorporated by reference to Circle Group's Form 8-K filed on March 30, 2006]

10.1 Gregory J. Halpern Employment Agreement, dated January 2, 1999 and Addendum [Incorporated by reference to Exhibit 6.1 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.2      Michael   Theriault   Employment   Agreement,   dated   June  1,  1999
          [Incorporated by reference to Exhibit 6.3 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.3 Dana Dabney Employment Agreement, dated January 2,1999 [Incorporated by reference to Exhibit 6.4 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.5 Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.5 to Circle Group's Form S-3 filed on June 25, 2004]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc., dated May 20, 1999 [Incorporated by reference to
          Exhibit 6.6 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

10.7 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc., dated June 18, 1999 [Incorporated by reference to
          Exhibit 6.7 to Circle Group's Form 10-SB, as a amended, filed on August 21, 2000]

10.8 Stock Purchase Agreement, dated December 20, 2002, by and between CGI Capital and Rothschild Owens Hayes & Partners, Inc. [Incorporated by reference to Exhibit 6.8 to Circle Group's Form 10-KSB filed on April 14, 2003]

10.9 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit 6.11 to Circle Group's 10-KSB filed on April 14, 2003]

10.10 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and Utek Corporation [Incorporated a by reference to Circle Group's Form 8-K filed on September 11, 2002]

10.11 Consulting Agreement by and between Circle Group Holdings, Inc. and Stavros N. Papageorgiou dated November 19, 2004.

10.12 Letter Agreement between Circle Group Holdings, Inc. and George Foreman Enterprises, Inc. dated November 23, 2005 [Incorporated by reference to Circle Group's Form 8-K filed on November 29, 2005]

14*       Code of Ethics

21*       Subsidiaries

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

32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

---------------------
*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to us by Spector & Wong, LLP for professional services rendered for the fiscal year ended December 31, 2005 and December 31, 2004, respectively:

              FEE CATEGORY                2005              2004
         -------------------------- ----------------- -----------------

         -------------------------- ----------------- -----------------
         Audit Fees(1)                   $37,000           $35,000
         -------------------------- ----------------- -----------------
         Audit-Related Fees(2)           $45,500           $51,800
         -------------------------- ----------------- -----------------
         Tax Fees(3)                        --              --
         -------------------------- ----------------- -----------------
         All Other Fees(4)                  --                --
         -------------------------- ----------------- -----------------
         Total Fees                      $82,500           $86,800
         -------------------------- ----------------- -----------------

---------------------

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2006.

                                CIRCLE GROUP HOLDINGS, INC.

                                By: /s/ Gregory J. Halpern
                                --------------------------

                                Gregory J. Halpern
                                Chairman of the Board, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 31, 2006.


/S/GREGORY J. HALPERN
----------------------
Gregory J. Halpern
Director and Chief Executive Officer
(principal executive officer)

/S/ DANA L. DABNEY
-------------------
Dana L. Dabney
Director, Chief Financial Officer and
Vice President (principal financial
or accounting officer)

/S/ STEVE H. SALGAN
--------------------
Steve H. Salgan
Director

/S/ EDWARD L. HALPERN
---------------------
Edward L. Halpern
Director

/S/ STANFORD J. LEVIN
---------------------
Stanford J. Levin
Director

/S/ ALAN G. ORLOWSKY
---------------------
Alan G. Orlowsky
Director

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

3.3 Amendment to Articles of Incorporation of Circle Group Holdings, Inc. filed on June 25, 2004 Incorporated by reference to Exhibit 3.3 to Circle Group's Form 10-QSB filed on August 16, 2004]

4.1       Specimen  Certificate for common stock  [Incorporated  by reference to
          Exhibit 3.1 to Circle Group's Form 10-SB, as amended, filed on August 21, 2000]

4.2 Form of Subscription Agreement [Incorporated by reference to Circle Group's Form 8-K filed on March 30, 2006]

4.3 Form of Warrant to Purchase Common Stock [Incorporated by reference to Circle Group's Form 8-K filed on March 30, 2006]

4.4 Form of Registration Rights Agreement [Incorporated by reference to Circle Group's Form 8-K filed on March 30, 2006]

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

10.12 Letter Agreement between Circle Group Holdings, Inc. and George Foreman Enterprises, Inc. dated November 23, 2005 [Incorporated by reference to Circle Group's Form 8-K filed on November 29, 2005]

14*       Code of Ethics

21*       Subsidiaries

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

----------------------
*Filed herewith

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


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Circle Group Holdings, Inc

We have audited the accompanying consolidated balance sheets of Circle Group Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle Group Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Spector & Wong, LLP
Pasadena, California
March 30, 2006

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------

As of December 31
ASSETS                                                                           2005                 2004
--------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                               $       24,999         $     93,748
  Accounts receivable                                                             60,446               86,465
  Inventory                                                                       98,787              115,742
  Prepaid expenses and others                                                     85,670              100,548
                                                                          ------------------------------------
           Total current assets                                                  269,902              396,503
                                                                          ------------------------------------

Property and equipment, net                                                    6,512,126            6,986,553
                                                                          ------------------------------------

Other Assets
  Intangible assets, net                                                         528,917              563,250
  Deposits                                                                        11,103               11,103
                                                                          ------------------------------------
           Total other assets                                                    540,020              574,353
                                                                          ------------------------------------

           TOTAL ASSETS                                                   $    7,322,048         $  7,957,409
                                                                          ====================================

See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                            2005                2004
-------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                                       $      892,596       $    1,595,715
  Accrued expenses and other liabilities                                        346,483              507,684
  Capital lease obligations                                                      30,994               30,790
  Note payable to related parties                                                     -               25,000
                                                                        -------------------------------------
                                                                              1,270,073            2,159,189
Long-Term Liabilities,
  Capital lease obligations                                                      14,074               43,128
                                                                        -------------------------------------

          Total liabilities                                                   1,284,147            2,202,317
                                                                        -------------------------------------

Minority deficit                                                                      -              (78,866)

Stockholders' Equity
  Common stock, $.00005 par value; 200,000,000 shares
   authorized; issued and outstanding 2005 50,016,782 shares;
   2004 44,396,469 shares                                                         2,503                2,220
  Common stock to be issued                                                          22                   22
  Additional paid-in capital                                                 39,542,378           38,185,404
  Unamortized expenses                                                         (257,318)          (1,849,589)
  Notes receivable for issuance of stock                                       (185,000)          (3,465,000)
  Accumulated deficit                                                       (33,053,415)         (27,027,830)
  Treasury stock, at cost                                                       (11,269)             (11,269)
                                                                        -------------------------------------
          Total stockholders' equity                                          6,037,901            5,833,958
                                                                        -------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                            $     7,322,048       $    7,957,409
                                                                        =====================================

See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------


For the years ended December 31,                                                    2005                  2004
-----------------------------------------------------------------------------------------------------------------
Revenues:
  Products                                                                   $     510,947          $    634,456
  Services                                                                           3,661                30,997
-----------------------------------------------------------------------------------------------------------------
    Total revenues                                                                 514,608               665,453
-----------------------------------------------------------------------------------------------------------------

Cost of revenues:
  Products                                                                         679,425               589,196
  Services                                                                          23,607                87,357
-----------------------------------------------------------------------------------------------------------------
    Total cost of revenues                                                         703,032               676,553
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                                            4,940,598             5,142,295
  Amortization of intangible assets                                                 34,333                34,333
-----------------------------------------------------------------------------------------------------------------
    Total operating expenses                                                     4,974,931             5,176,628
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
            Operating loss                                                      (5,163,355)           (5,187,728)
-----------------------------------------------------------------------------------------------------------------

Other income (expenses):
  Rental and other income                                                           45,355                62,765
  Interest income                                                                    4,425                 6,200
  Provision for loan loss                                                         (965,000)                    -
  Settlment gain                                                                         -               953,000
  Interest expense                                                                 (19,998)              (19,552)
-----------------------------------------------------------------------------------------------------------------
    Total other income (expenses)                                                 (935,218)            1,002,413
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
            Net loss before minority interest                                $  (6,098,573)         $ (4,185,315)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
            Minority interest in subsidiaries' loss                                 72,988                67,540
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
            Net loss                                                         $  (6,025,585)         $ (4,117,775)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Net Loss per Share - Basic and Diluted                                       $       (0.13)         $      (0.11)
-----------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares                                               46,653,242            38,347,768


See notes to consolidated financial statements


CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                    Common
                                                   Stock and                       Notes
                                     Shares of     Additional                   Receivable
                                       Common       Paid-in      Unamortized    issued for    Accumulated    Treasury
                                       Stock        Capital        Expenses        Stock        Deficit       Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003         30,872,252 $  25,754,886  $   (445,867)  $          -   $ (22,910,055)  $ (11,269) $ 2,387,695

  Stock issued for services           2,846,074     2,647,920    (2,033,500)                                         -      614,420
  Stock issued for cash               3,916,813     7,276,175                   (3,215,000)                          -    4,061,175
  Stock subscription                  1,730,000
  Exercise of stock warrants and
   options                            5,031,330     2,458,665                     (250,000)                          -    2,208,665
  Warrants issued for services                         50,000       (50,000)                                         -            -
  Amortization of services                                          679,778                                          -      679,778
  Net loss                                                                                      (4,117,775)          -   (4,117,775)
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 2004         44,396,469 $  38,187,646  $ (1,849,589)  $ (3,465,000)  $ (27,027,830)  $ (11,269) $ 5,833,958

  Stock issued for services             730,737       612,077      (484,840)                                                127,237
  Stock issued for cash               1,187,500       525,000                                                               525,000
  Stock issued for equipment            149,265       186,582                                                               186,582
  Exercise of stock warrants and
   options                            2,452,811     1,146,427                     (35,000)                                1,111,427
  Warrants issued for services                         51,200       (51,200)                                                      -
  Proceeds from notes receivable                                                2,350,000                                 2,350,000
  Reserve for uncollectible notes
   receivable                                                                     965,000                                   965,000
  Exchange of stock to eliminate
   minority interest                  1,100,000      (151,854)                                                             (151,854)
  Amortization of services                         (1,012,175)    2,128,311                                               1,116,136
  Net loss                                                                                      (6,025,585)              (6,025,585)
                                 ---------------------------------------------------------------------------------------------------

Balance at December 31, 2005         50,016,782 $  39,544,903  $   (257,318)  $  (185,000)   $ (33,053,415)  $ (11,269) $ 6,037,901
                                 ===================================================================================================

See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------

For the years ended December 31,                                                 2005                2004
----------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net loss                                                                     $ (6,025,585)      $  (4,117,775)
  Adjustments to reconcile net loss to net cash used in operations:
   Minority deficit                                                                 (72,988)            (67,540)
   Depreciation and amortization                                                    657,081             232,532
   Gain on disposal of long-lived assets                                                  -              (1,400)
   Issuance of common stock and warrants for services                               285,097             614,420
   Amortization of noncash expenses                                               1,116,136             679,777
   Provision for loan loss                                                          965,000                   -
   (Increase) decrease in:
     Accounts receivable                                                             26,019             (17,307)
     Inventory                                                                       16,955             (97,693)
     Prepaid expenses and other assets                                               14,878             (84,216)
     Deposits                                                                             -                 (13)
   Increase (decrease) in:
     Accounts payable and other liabilities                                        (644,873)          1,791,622
----------------------------------------------------------------------------------------------------------------
           Cash flows used in operating activities                               (3,662,280)         (1,067,593)
----------------------------------------------------------------------------------------------------------------

Cash Flow From Investing Activities:
  Purchase of property and equipment                                               (181,186)         (6,466,665)
  Proceeds from disposition of property and equipment                                     -               1,400
----------------------------------------------------------------------------------------------------------------
           Cash flows used in investing activities                                 (181,186)         (6,465,265)
----------------------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities:
  Net proceeds from sales of stock                                                  525,000           4,061,175
  Net proceeds from notes receivable                                              2,350,000                   -
  Exercise of options and warrants                                                  928,567           2,208,665
  Payments on capital lease obligations                                             (28,850)            (26,952)
----------------------------------------------------------------------------------------------------------------
           Cash flows provided by financing activities                            3,774,717           6,242,888
----------------------------------------------------------------------------------------------------------------

           Net decrease in cash and cash equivalents                                (68,749)         (1,289,970)

Cash and cash equivalents, at beginning of year                                      93,748           1,383,718
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of year                                      $     24,999       $      93,748
----------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                              $     16,463       $      17,218
Supplemental Schedules of Noncash Investing and Financing Activities:
  Stock subscriptions and notes recievable incurred for issuance of stock      $     35,000       $   3,465,000
  Issuance of common stock for liabilities incurred for equipment purchases    $    186,582       $           -
  Issuance of credit memos for liabilities incurred for equipment purchase     $     32,865       $           -
  Issuance of common stock to retire note payable to related party             $     25,000       $           -
  Shares to be retired for unamortized expenses                                $  1,012,175       $           -
  Exchange of common stock to eliminate minority interest                      $   (151,854)      $           -


See notes to consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

In 2005, Circle Group Holdings, Inc. (the "Company") refined its direction from a pioneer of emerging technology companies where it provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process, to a company that will focus its resources primarily on the manufacture, marketing and sale of Z-Trim, its zero calorie fat substitute and other Z-Trim related products. The company will continue exploring all available options for its other non-Z-Trim technologies and related assets.

The Company has participated in several public and private offerings and has expanded its business. In 2002, the Company acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z-Trim, an all-natural, agriculture-based fat replacement. The Company reorganized its business units into three reportable segments: food product development, security product development, and e-tailer.

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

Allowance for doubtful accounts: Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2005 and 2004, no allowance for doubtful accounts was provided as management believes that all accounts as of those dates are fully collectible.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Inventory: Inventory consist of raw materials, finished goods and packaging and displays and are stated at the lower of cost or market, using the first-in, first-out method.

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

Income (Loss) Per Common Share: Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and, when, diluted, potential shares from options and warrants to purchase common stock using the treasury stock method. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented.

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

Minority Deficit: Minority deficit represents other stockholders' proportionate share (loss) in the equity of FiberGel Technologies, Inc. ("FiberGel"). At December 31, 2004, the Company owned all issued and outstanding common stock amounting to 94.5% of the voting rights. There was no minority deficit as of December 31, 2005 since the Company acquired the remaining interest in FiberGel on October 1, 2005 (see Note 9 to the consolidated statements).

Stock-based compensation: The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

The Company is required under SFAS 123 to disclose pro forma information regarding option grants to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

For years ended December 31,                    2005                  2004
--------------------------------------------------------------------------------
Net loss - as reported                      $  (6,025,585)       $   (4,185,315)
Pro forma compensation expense                  2,597,883             2,970,634
                                            -------------------  ---------------
Pro forma net loss                          $  (8,623,468)       $   (7,155,949)
                                            ===================  ===============

Basic and diluted net loss per share:
  As reported                               $      (0.13)        $        (0.11)
                                            ===================  ===============
  Pro forma                                 $      (0.18)        $        (0.19)
                                            ===================  ===============

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options. (For additional information regarding this pro forma information, see Note 9 to the Consolidated Financial Statements.)

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

New Accounting Standards: In June 2005, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statement." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under APB 25. SFAS 123(R) is effective for the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

The Company plans to use the modified prospective method to adopt this new standard and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information presented above and in Note 10 presents the estimated compensation charges under SFAS 123, "Accounting for Stock-Based Compensation." The Company's assessment of the estimated compensation charges is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company's stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - INVENTORY

At December 31, inventory consisted of the following:

                                     2005             2004
                              ----------------  ----------------
Raw materials                 $        47,211   $        61,677
Work-in-process                         3,574                 -
Packaging                              27,616            17,215
Finished goods                         12,733            21,380
Display                                 7,653            15,470
                              ----------------  ----------------

  Total inventory             $        98,787   $       115,742
                              ================  ================


NOTE 4 - PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment, net consisted of the following:


                                                      2005             2004
                                                 --------------   -------------
Production, engineering and other equipment      $    4,505,656   $   4,463,501
Leasehold improvements                                2,629,400       2,634,128
Office equipment and furniture                          599,132         594,711
Computer equipment and related software                 319,468         310,010
Construction in process - equipment                      97,015               -
                                                 --------------   -------------
                                                      8,150,671       8,002,350
Accumulated depreciation                             (1,638,545)     (1,015,797)
                                                 --------------   -------------
  Total property and equipment, net              $    6,512,126   $   6,986,553
                                                 ==============   =============

Depreciation expense was $622,748 and $198,199 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - INTANGIBLE ASSETS

During the fiscal year 2005, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:

                                          Gross
                                        Carrying       Accumulated
                                         Amount       Amortization       Net
------------------------------------ -------------  ------------   ------------
License rights to
 developed technology                $     420,000  $    (57,750)  $    362,250
 website                                   200,000       (33,333)       166,667
                                     -------------  ------------   ------------

  Total intangibles                  $     620,000  $    (91,083)  $    528,917
                                     =============  ============   ============

Amortization of intangibles was $34,333 for the years ended December 31, 2005 and 2004.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Based on the carrying  amount of the  intangibles  as of December 31, 2005,  and
assuming  no  impairment  of  the  underlying   assets,   the  estimated  future
amortization is as follows:

                         Years ended
                         December 31,
                      ------------------------------------
                             2006           $      34,333
                             2007                  34,333
                             2008                  34,333
                             2009                  34,333
                          Thereafter              391,585
                                            --------------
                      Total amortization    $     528,917
                                            ==============

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At December 31, accrued expenses and other current liabilities consist of the following:

                                                    2005              2004
                                              ----------------  ----------------
Accrued payroll and taxes                     $       110,322   $         7,077
Accrued legal and professional fees                   190,357            76,645
Leasehold improvements                                      -           412,021
Other accrued expenses                                 45,804            11,941
                                              ----------------  ----------------
  Total accrued expenses and other
   current liabilities                        $       346,483   $       507,684
                                              ================  ================

NOTE 7 - CAPITAL LEASE OBLIGATIONS

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, "Accounting for Leases." These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expense for the years ended December 31, 2005 and 2004.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2005:

   Year Ending December 31,
   2006                                                        $     36,171
   2007                                                              14,895
                                                               -------------
   Total minimum lease payments                                      51,066
   Lease amount representing interest                                 5,998
                                                               -------------
   Present value of minimum lease payments                           45,068
   Less: current portion                                             30,994
                                                               -------------
   Non-current portion                                         $     14,074
                                                               =============

The leases bear interest rate ranging from 17.29% to 20.88%.

NOTE 8 - STOCKHOLDERS' EQUITY

Private Placement Offering

In June 2005, the Company conducted a self-underwritten offering of the Company's common stock up to $1.6 million. The stock was sold for $12,500 per unit. Each unit consists of 31,250 shares of common stock and 31,250 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. As of December 31, 2005, the Company sold and issued 1,187,500 shares received $525,000 in proceeds under the offering.

In March 2004, the Company conducted a self-underwritten offering of the Company's common stocks up to $5 million. The stock was sold for $100,000 per unit. Each unit consists of 22,222 shares of common stock and 22,222 warrants. The warrants are exercisable at $6.00 per share and expire in three (3) years after purchase of the above-described unit. Through December 31, 2004, the Company sold 1,126,813 shares, and received net proceeds of $3,161,175 under the offering.

The Company also sold 2,750,000 shares at $0.90 per share and received $900,000 in cash and a note receivable of $1.575 million at December 31, 2004. The note was paid in full in January 2005.

Exercising of stock warrants and options

During 2005, there were 2,302,811 stock warrants and options exercised. The Company received total proceeds of $996,427, of which, $35,000 will be received in 2006. The Company applied $127,960 of proceeds due from employees exercising options during 2005 against the employees' net pay and a note payable to related party. A balance of the proceeds in the amount of $54,900 will be applied against the employees' net pay in 2006 (see Note 13).

During 2004, there were 5,021,330 stock warrants and options exercised. The Company received $2,208,664 in cash and a note receivable of $250,000 upon exercising. The note carries an interest rate of 5% per annum and is pledged by the stocks. Principal and interest are due on June 30, 2006.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Elimination of Minority Deficit in FiberGel

Between September 1, 2003 and September 30, 2005, the FiberGel subsidiary had a minority deficit. The minority deficit was eliminated through an exchange for 1,100,000 shares of the Company's common stock on December 1, 2005.

Prior to September 1, 2003, FiberGel had been the Company's wholly-owned subsidiary. In September 2003, the Company conducted a private placement offering of FiberGel's common stock and sold 1,100,000 shares of FiberGel's common stock for $1,100,000. As a result, the Company's ownership percentage of FiberGel's common stock declined to approximately 94.5%. The Company complies with the requirement of SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary," which requires that the difference between the carrying amount of parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the sale of subsidiary's stock as equity transactions.

On October 1, 2005, the Board of Directors approved to eliminate the minority deficit through an exchange of the FiberGel minority shareholder interest for a similar interest in the Company. The elimination of the minority interest through the issuance of Company's common stocks was recorded as a recapitalization adjustment since no gain or loss was recorded initially when the FiberGel's stocks were sold in 2003. Accordingly, the elimination of the $151,854 minority deficit balance was recorded, offset by an increase in common stock of $55 and a decrease in additional paid-in-capital of $151,909.

The consolidated financial statements for periods prior to October 1, 2005, the approval date of the exchange, reflected a minority deficit adjustment of the losses of FiberGel attributable to the minority ownership. For the period January 1, 2005 through September 30, 2005 the Company reported loss attributable to minority interest of $72,988 in the consolidated statement of operations. For 2004, the Company reported loss attributable to minority interest of $67,540 in the consolidated statement of operations and a minority deficit balance of $78,866 in the consolidated balance sheet.

Notes receivable for issued stock

In 2004, Nurieel Akhamzadeh agreed to purchase the Company's common stock in the form of a Full Recourse Promissory Note for $2,040,000, of which the sum of $1,075,000 was received. The Note bears zero interest and is in default. Litigation is pending in the U. S. District Court in 05 C 3921 against Nurieel Akhamzadeh and Farhad Zaghi, who acted as an intermediary and facilitator of the transaction, for the collection of principal balance due of $965,000 and default interest and attorney's fees arising as described above and several other causes of action seeking legal remedies in the suit. In default, the Note provides the Company with a right to recover 10% per annum interest from Defendant (or the highest rate permitted by law) and all reasonable expenses including attorney's fees incurred by the holder in connection therewith, whether or not such suit is prosecuted to judgment. During the second quarter of 2005, the Company provided an allowance for the remaining balance.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Increase Authorized Shares

On June 16, 2004, the Board of Directors and the Shareholders amended the Company's article of incorporation to increase authorized shares to 200,000,000.

NOTE 9 - STOCK OPTIONS AND WARRANTS

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions for options granted for the year ended December 31, 2005 and 2004 are as follows:


                                                        2005            2004
                                                     ---------------------------
  Weighted average fair value per option granted     $     0.61      $     0.95
  Risk-free interest rate                                 2.59%           1.37%
  Expected dividend yield                                 0.00%           0.00%
  Expected lives                                           3.00            3.00
  Expected volatility                                   161.71%         119.80%


A summary of the status of stock options issued by the Company as of December 31, 2005 and 2004 is presented in the following table.

                                                            2005                             2004
                                              ---------------------------------------------------------------
                                                                Weghted                           Weghted
                                                  Number        Average            Number         Average
                                                    of          Exercise             of          Exercise
                                                  Shares         Price             Shares          Price
                                              ---------------------------------------------------------------
Outstanding at beginning of year                  7,496,750     $   1.15         1,901,000      $    0.13
Granted                                           8,677,000         0.78         7,651,750           1.16
Exercised                                        (2,230,811)        0.43        (2,056,000)          0.24
Expired and Cancelled                            (1,050,000)        1.06                 -              -
                                              --------------                ---------------
Outstanding at end of year                       12,892,939     $   1.03         7,496,750      $    1.15
                                              ==============                ===============

Exercisable at end of year                       12,892,939     $   1.03         7,496,750      $    1.15
                                              ==============                ===============


CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table sets forth additional information about stock options outstanding at December 31, 2005:

                                           Weighted
                                            Average            Weighted
     Range of                              Remaining           Average
     Exercise           Options           Contractual          Exercise          Options
      Prices          Outstanding             Life              Price          Exercisable
  -------------------------------------------------------------------------------------------
   $0.01-$1.50        10,502,939            2.4 years           $ 0.77         10,502,939
   $1.51-$3.00         2,240,000            1.2 years           $ 2.02          2,240,000
   $3.01-$5.00           150,000            1.2 years           $ 4.61            150,000
                    -------------------------------------------------------------------------
                      12,892,939            2.2 years           $ 1.03         12,892,939

As of December 31, 2005 and 2004, the Company has warrants outstanding to purchase 4,259,476 and 10,188,253 shares of the Company's common stock, respectively, at prices ranging from $0.05 to $6.00 per share. These warrants expire at various dates through October 2008.

NOTE 10 - INCOME TAXES

The deferred net tax assets consist of the following at December 31, 2005 and 2004:

                                                          2005          2004
                                                      --------------------------
Tax Benefit on net operating loss carryforward        $ 9,877,167   $ 8,497,963
Temporary differene in depreciation and amortization     (790,575)     (614,823)
Temporary differene in goodwill                                 -       197,717
Tax credits and carryforwards                             230,536             -
Less: valulation allowance                             (9,317,128)   (8,080,857)
                                                      --------------------------
  Net deferred tax assets                             $         -   $         -
                                                      ==========================

At December 31, 2005, net federal and state operating losses of approximately $26.5 million and $11.8 million, respectively, are available for carry-forward against future years' taxable income and expire through 2025. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 11 - SETTLEMENT GAIN

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                            Year Ended
                                                           December 31,
                                                        2005            2004
-------------------------------------------------  --------------  -------------
Numerator:
-------------------------------------------------  --------------  -------------
  Net loss                                         $  (6,025,585)  $ (4,185,315)
-------------------------------------------------  --------------  -------------
Denominator:
-------------------------------------------------  --------------  -------------
  Weighted average number of shares outstanding       46,653,242     38,347,768
-------------------------------------------------  --------------  -------------

-------------------------------------------------  --------------  -------------
Net loss per share-basic and diluted               $      (0.13)   $      (0.11)
-------------------------------------------------  --------------  -------------



As the Company incurred net losses for the years ended December 31, 2005 and 2004, the effect of dilutive securities totaling 2,084,072 and 6,286,827 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 13 - RELATED PARTY TRANSACTIONS

In June 2005, a related party exercised 83,333 stock options at $0.30 per share. The total proceed of $25,000 was applied against the note payable owed to the related party. The note carries interest at 5% per annum, and is due on demand.

In June 2005, the Chief Executive Officer exercised 148,333 of his stock options at $.30 per share, or an aggregate of $44,500. The Company received $20,000 in cash and applied $15,500 against the officer's net pay. The remaining balance of $9,000 will be applied against his net pay in 2006.

In December 2005, the Chief Financial Officer exercised 102,000 of his stock options at $.45 per share, or an aggregate of $45,900. The proceeds will be applied against the officer's 2006 net pay.

In February 2004, the Chairman of the Board of Directors exercised his 720,000 stock options at $0.05 per share, or aggregate of $36,000. The Company received $8,000 in cash and the balance of $28,000 was charged as payments for his service rendered.

NOTE 14 - WITHDRAWAL FROM REGISTRATION AS A BROKER-DEALER

On January 27, 2004, CGI Capital, Inc. filed an application of withdrawal from registration as a broker or dealer. The registration withdrawal became effective on the 60th day after the filing pursuant to the SEC regulations.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - BUILDING LEASE

In March 2004, the Company leased the remaining 22,000 square feet of space located adjacent to its executive offices in Mundelein, Illinois as part of a planned expansion of its Z-Trim(TM) production capacity. The revised lease requires monthly rental payments of $20,000 and expires in March 2007. Taxes, insurance and maintenance are billed when due.

The future minimum annual rental payments under the new lease are as follows:

           Year ended December 31, Amount
            -----------------------------              ----------------
                         2006                          $       240,000
                         2007                                   60,000
                                                       ----------------
                                                       $       300,000
                                                       ================


NOTE 16 - JOINT VENTURE AGREEMENT

On November 23, 2005, the Company entered into a binding Letter Agreement (the "Agreement") with George Foreman Enterprises, Inc. ("GFME") pursuant to which both parties would form a new limited liability company ("Newco") for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). Under the terms of the Agreement, GFME will contribute to Newco $150,000 cash and certain rights to George Foreman's name and likeness in exchange for a 50.1% membership interest, and the Company will contribute to Newco $150,000 cash and up to 5 million shares of common stock in exchange for a 49.9% membership interest. GFME will also be entitled to two seats on the Company's board of directors and the Company has agreed not to use any spokesperson for Z-Trim(R) other than George Foreman or the Company's current spokespersons without GFME's consent.

During the term of the Agreement, if the Company's sales of Z-Trim(R) produce revenues of $30 million or gross profits of $10 million in any one year, GFME shall receive a cash bonus of $100,000; if the Company's sales of Z-Trim(R) produce revenues of $50 million or gross profits of $15 million in any one year, GFME shall receive a cash bonus of $200,000; if the Company's sales of Z-Trim(R) produce revenues of $70 million or gross profits of $20 million in any one year, GFME shall receive a cash bonus of $300,000; if the Company's sales of Z-Trim(R) produce revenues of $90 million or gross profits of $25 million in any one year, GFME shall receive a cash bonus of $400,000; and if the Company's sales of Z-Trim(R) produce revenues of $110 million or gross profits of $30 million in any one year, GFME shall receive a cash bonus of $500,000.

GFME could earn the right under the Agreement to convert its interest in Newco to up to 50% of the then-outstanding common stock and other equity (if any) of the Company upon achieving defined milestones including launching a national public relations campaign, and George Foreman's promotion of Z-Trim(R) via national media. If achieved, the Company would be obligated to register with the Securities Exchange Commission and list with the American Stock Exchange any shares of common stock of the Company into which GFME could convert its conversion rights assuming Mr. Foreman achieved the pre-defined milestones the agreement contemplates.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - JOINT VENTURE AGREEMENT

The formation of the Joint Venture is subject to GFME's determination after meeting with food manufacturers of the likelihood of securing contracts utilizing Z-Trim(R) in conjunction with George Foreman in future product campaigns. GFME has 60 days from the date of the Agreement to exercise this right. Furthermore, the Company is required by American Stock Exchange regulations to obtain shareholder approval prior to issuing 20% or more of the Company's common stock contemplated by the Joint Venture.

In connection with forming Newco, the parties are negotiating to enter into more definitive documentation containing more detailed terms of the Joint Venture consistent with the Agreement. On March 16, 2006, the Company and GFME agreed to extend negotiations until April 28, 2006. The Agreement may be terminated by either party upon breach by the other party.

NOTE 17 - LEGAL PROCEEDINGS

As disclosed in Note 8 to the financial statements, the Company filed a lawsuit against a group of shareholders on May 11, 2005 in the U.S. District Court to collect the unpaid principal balance, default interest and attorney fees for a Full Recourse Promissory Note receivable for stock issued. The Company is in the discovery process and a trial date has not been set. The defendants in that case have sold all of the shares they purchased but did not pay for.

In response, on December 27, 2005 those shareholders and a related hedge fund they own, Pac Bay Financial, filed a lawsuit back against the Company and its directors and officers. That lawsuit, which is being heard by the same Judge as in the Company's Note Default case listed above, alleges that oral misrepresentations were made to induce purchases of stock over an approximate one and one-half year period. Plaintiffs seek $2 million in compensatory damages and $5 million in punitive damages. The basis for these damages claims is yet unknown. The Company believes that they have meritorious defenses against this action, and will continue to vigorously defend it. The claim against the officers and directors is covered by D&O insurance to the extent that three of the individual officers and directors are covered. The insurance coverage pays for defense costs only and provides no indemnity coverage.

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

A  complaint  was filed in the United  States  District  Court for the  Northern
District of Illinois by a former investor relation consultant against the Company. The plaintiff alleges that the Company breached an investment banking contract by failing to issue free trading and fully registered stock certificates pursuant to plaintiff's exercise of various stock warrants. The Company has filed a motion to dismiss on the ground that free trading and fully registered stock certificates were issued to the plaintiff in accordance with the express terms of the warrants. The parties have agreed to go to mediation which was scheduled on April 3, 2006.

A complaint alleging similar claim against the Company was transferred in the United States District Court for the Northern District of Illinois in 2005. The parties have also agreed to go to mediation which was scheduled on April 3, 2006.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company is also a party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2005.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 19 - MAJOR CUSTOMERS

The Company's principal clients are wholesale companies. One client accounted for approximately 34% of the Food Product Development segment revenues in 2005. Another client accounted for approximately 66% of the E-tailer segment revenues in for the years ended December 31, 2005. Management does not believe significant credit risk exists at December 31, 2005.

NOTE 20 - SEGMENT INFORMATION

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

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company's results by operating segment is as follows:


                                                     Year ended December 31,
                                                     2005             2004
----------------------------------------------   -------------   ---------------
Net Revenue:
  Food Product Development                       $     43,339    $       61,286
  Security Training and Products                        3,232             2,970
  E-tailer                                            467,608           573,170
                                                 -------------   ---------------
Net Revenue by  Reportable Segment               $    514,179    $      637,426
All Other Operating Revenue                               429            28,027
----------------------------------------------   -------------   ---------------
  Consolidated Net Revenue                       $    514,608    $      665,453
----------------------------------------------   -------------   ---------------
Operating Income (Loss):
  Food Product Development                       $ (1,887,254)   $   (1,227,997)
  Security Training and Products                        2,422             2,606
  E-tailer                                            (65,536)              746
                                                 -------------   ---------------
Operating Loss by  Reportable Segment            $ (1,950,368)   $   (1,224,645)
All Other Operating Loss                           (3,212,987)       (3,963,083)
----------------------------------------------   -------------   ---------------
  Consolidated Operating Loss                    $ (5,163,355)   $   (5,187,728)
----------------------------------------------   -------------   ---------------
Net Income (Loss) Before Minority Interest:
  Food Product Development                       $ (1,889,286)   $   (1,227,997)
  Security Training and Products                        2,422             2,606
  E-tailer                                            (65,030)              876
                                                 -------------   ---------------
Net Loss by  Reportable Segment                  $ (1,951,894)   $   (1,224,515)
All Other Net Loss                                 (4,146,679)       (2,960,800)
----------------------------------------------   -------------   ---------------
Consolidated Net Loss Before Minority Interest   $ (6,098,573)   $   (4,185,315)
----------------------------------------------   -------------   ---------------

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                     At December 31,
Total Assets:                                    2005             2004
----------------------------------------------------------------------------
Food Product Development                    $    6,090,962    $   6,523,174
Security Training and Products                         135           12,367
E-tailer                                            75,407          140,811
                                            ---------------   --------------
                                                 6,166,504        6,676,352
All other segments                               1,155,544        1,281,057
----------------------------------------------------------------------------
Consolidated assets                         $    7,322,048    $   7,957,409
----------------------------------------------------------------------------

NOTE 21 - SUBSEQUENT EVENTS

2006 Financing

On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of our common stock, par value $0.00005 per share ("Common Stock"), and warrants exercisable for Common Stock. The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock. In addition, investors who invested at least $500,000 in the private placement received a five-year warrant with an exercise price of $1.00 per share to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock purchased (the "Warrants"). In the aggregate the Company sold 8,279,594 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock. Gross proceeds from the sale total $5,133,298. The Company also entered into a registration rights agreement in connection with the private placement pursuant to which it has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

National Securities Corporation ("National Securities") served as the lead placement agent in connection with the private placement. National Securities will receive cash fees in the aggregate of $513,330 and warrants to purchase 827,960 shares of Common Stock on terms which are identical to the Warrants included in the units except that the exercise price is $0.68 per share and they contain an assignment provision. In addition, the placement agent's warrant has registration rights that are the same as those afforded to investors in the private placement.

The Company determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. The Company based this determination on the non-public manner in which it offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption therefrom.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In January 2006, the Company conducted a self-underwritten offering of the Company's common stock up to $1.24 million. The stock was sold for $31,000 per unit. Each unit consists of 50,000 shares of common stock and 50,000 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. As of March 25, 2006, the Company sold and issued 803,226 shares and received $498,000 in proceeds under the offering.

On February 23, 2006, the Company issued 135,555 shares of common stock for options exercised to a related party. The Company received total proceeds of $61,000,

Dissolving subsidiaries

In 2006, the Board of Directors approved to wind down two inactive subsidiaries, CGI Capital, Inc. and Veridisc Corporation, both of which had no asset or liabilities as of December 31, 2005.

Change Name

On February 6, 2006, the Board of Directors has approved a change of the company name from Circle Group Holdings, Inc. to Z-Trim Holdings. This change is subject to shareholder approval.

Departure Of Director; Appointment Of Principal Officer

On March 27, 2006, Edward L. Halpern, age 76, announced his retirement from the Board of Directors.

Also, at its meeting on March 22, 2006, the Board of Directors promoted Steve Cohen, formerly Vice President of Corporate Development, to President, an office previously held by Greg Halpern. Greg Halpern continues to hold the office of Chief Executive Officer. Mr. Cohen, age 50, has been employed by Circle Group since 2002 when he was hired as the director of investor relations. He was promoted to Vice President of Corporate Development in 2003. Prior to joining Circle Group, Mr. Cohen had 25 years' experience at the Chicago Mercantile Exchange where he worked in various trading pit and back office positions. Mr. Cohen attended college at the University of Illinois and Oakton Community College.