Form 10QSB
period 2006-03-31
CIRCLE GROUP HOLDINGS INC
filed 2006-05-15
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006



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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The registrant has a single class of common stock, par value $.00005 per share, of which there were 60,743,533 shares issued and outstanding as of May 12, 2006.

Transitional Small Business Disclosure Format (Alternative 2): Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this section is to discuss and analyze our condensed consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto at pages F-1 through F-12 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 10-KSB").

This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information and Factors Affecting Future Results" below and elsewhere in this report.

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

RECENT MATERIAL DEVELOPMENTS

On March 24 through 30, 2006, we entered into private placement subscription agreements pursuant to which we sold unregistered shares of our common stock, par value $0.00005 per share ("Common Stock"), and warrants exercisable for Common Stock. We sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock. In the aggregate we sold 8,279,594 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock. Gross proceeds from the sales totaled $5,133,298. We also entered into a registration rights agreement in connection with the private placement pursuant to which we agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

On March 27, 2006, Edward L. Halpern, age 76, announced his retirement from our Board of Directors.

On March 22, 2006, our Board of Directors promoted Steve Cohen, formerly Vice President of Corporate Development, to President, an office previously held by Greg Halpern. Greg Halpern continues to hold the office of Chief Executive Officer.

On November 23, 2005, we entered into an Agreement with George Foreman Enterprises, Inc. to form a new limited liability company for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z-Trim(R). We have not yet reached a definitive agreement with George Foreman Enterprises, Inc. ("GFME") for our proposed joint venture to market Z Trim. On May 4, 2006, GFME filed a Current Report on Form 8-K with the Securities and Exchange Commission publicly disclosing certain correspondence between the companies' attorneys concerning the status of those negotiations. Finding that behavior, among other circumstances, unacceptable, on May 9, 2006, we filed a lawsuit against GFME in the Circuit Court for Lake County, Illinois alleging breach of the parties' nondisclosure agreement and misappropriation of trade secrets. In that lawsuit we are seeking injunctive relief and damages. That lawsuit has been removed to Federal District Court for the Northern District of Illinois and a hearing on our request for injunctive relief is pending.

On May 2, 2006, we announced that we are aware that trading in our common stock appears to be subject to widespread market manipulation. At that time, we asked shareholders to demand their physical stock certificates from their brokers as one tactic in a strategy to combat these problems. We are in the process of developing a comprehensive plan to combat any and all market abuses confronting our stock and to restore value to our shareholders to the extent possible. A website will be made available to update shareholders with further information.

In February 2006, we announced that our Board of Directors approved a change of the company name from Circle Group Holdings, Inc. to Z-Trim Holdings. This change is subject to shareholder approval in 2006. Immediately following shareholder approval the trading symbol will be changed from CXN to ZTM, the cusip number will be changed and new certificates will be issued to replace all existing shares. In keeping with our efforts to grow the Z-Trim business, we will focus our resources on Z-Trim and Z-Trim related products, while exploring all available options for its other non-Z-Trim technologies and related assets.

In 2006, our Board of Directors approved a wind-down of two inactive subsidiaries, CGI Capital, Inc. and Veridisc Corporation, both of which had no assets or liabilities as of December 31, 2005.

On December 19, 2005 FiberGel Technologies, a subsidiary of Circle Group Holdings announced that it received a purchase order for 2500 pounds of Z-Trim for immediate delivery. The order had come after several months of successful testing by a South American meat company. The order was made through FiberGel's international partner, DKSH.

Market demand for Z-Trim is escalating, driven by the convergent triangle of consumer demand, market response, and government interest in healthier food favorites.

The food industry's need for a solution such as Z-Trim is evident by the number of Z-Trim pilot tests recently undertaken by the food manufacturing and food service sectors.

We have recently delivered Z-Trim orders and sample requests to several large food companies to use in pilot tests in a variety of their products. We have also provided Z-Trim Plus for testing by various players within the food service industry and healthcare food service operations, including one of the largest privatized school foodservice contractors in the U.S. Z-Trim Plus is being tested in school districts in both inner city and suburban areas of the Midwest and the east coast.

One of the world's largest producers of fresh fruits and vegetables is testing Z-Trim in dressings for salads and inclusion in some of its value-added products, such as dressings in packaged salads.

Initial orders for Z-Trim have been received and shipped to a major Asian manufacturer and distributor of seasonings and food ingredients.

Interest in Z-Trim products continues to grow internationally with initial orders and shipments of corn and oat Z-Trim made to a cookie company and a processed meat manufacturer in South America and to a cookie company in Australia. We have also provided samples of Z-Trim to many companies in Europe, South America, Asia, Australia, and North America with the companies currently in various stages of product testing.

SUMMARY OF FINANCIAL RESULTS

Total assets increased to $11,173,099 at March 31, 2006 from $8,251,545 on March 31, 2005. This was primary the result of the proceeds received from equity transactions offsetting against the net operating loss.

Total equity increased to $10,117,331 on March 31, 2006 compared to $7,244,643 for the year ended March 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE SAME PERIODS ENDING MARCH 31, 2005

Revenues

Revenues decreased by $4,156 or 3% to $115,443 for the three months ended March 31, 2006 from $119,599 for the three months ended March 31, 2005. The decrease in revenues was primarily due to the decrease in demand of our e-tailer products as a result of budget cuts in the airline and train industries, offset by an increase in Z-Trim and Braveway sales. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                        Three months ended March 31,
                                             2006           2005
                                           --------       --------
           Products                        $111,720       $117,575
           Services                           3,527          2,024
             Other                              196              -
                                           --------       --------
        Total Revenues                     $115,443       $119,599
                                           ========       ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $1,121,029 or 72% to $2,671,097 for the three months ended March 31, 2006. The increase in operating expenses was primarily due to the change in the accounting treatment for stock option expense.

The stock option expense for the three months ending March 31, 2006 and 2005 was $1,093,500 and $0 respectively.

Other income (expense)

Total other income for the three months ended March 31, 2006 was $5,697, compared to $13,228 for the comparable period in fiscal 2005. The decrease in other income was primarily due to the decrease in rental income.

Net loss

The Company reported a net loss for the first quarter of 2006 of $2,705,699 or $0.05 per share, a 42% increase from the net loss of $1,557,069 or $0.03 per share for the first quarter of 2005. This was due to the company adopting FASB statement No. 123, (Accounting for Stock Issued to Employees) effective January 1, 2006, the introduction and promotion of Z-Trim products, the increase in investor and public relation expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had cash and cash equivalents of $4,001,797, an increase of $3,496,301 from March 31, 2005 primarily due to cash proceeds from the private placement of stock. Our total capital lease obligations were $35,673 at March 31, 2006.

Net cash used by operating activities decreased by $883,760 or 49% to $930,135 for the three months ended March 31, 2006 as compared to $1,813,895 for the three months ended March 31, 2005. The decrease resulted primarily from our net loss adjusted for non-cash items including depreciation and amortization, stock option expense of $1,093,500, and non-cash services, and for the decrease from the change in liabilities over assets of approximately $250,700.

Net cash used by investing activities was $1,960 for the three months ended March 31, 2006, as compared to net cash used by investing activities of $133,605 for the three months ended March 31, 2005. The decrease was due to lesser additions of property and equipment for our manufacturing plant in the current year.

Net cash provided by financing activities was $4,908,893 for the three months ended March 31, 2006, as compared to $2,359,248 for the three months ended March 31, 2005. Net cash provided by financing activities for the three months ended March 31, 2006 was primarily from the proceeds received from sale of our stock and the exercising of options and warrants of $4,918,288. Net cash provided by financing activities for the three months ended March 31, 2005 was primarily from sale of our stock and from the exercising of options and warrants of $2,364,750.

To successfully grow the individual segments of the business, the Company must maintain its cash position, and increase the revenue base of each segment, as well as continue to succeed in its ability to raise additional capital through a combination of public or private equity offerings, or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, and financing needs and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, risks associated with our incomplete joint venture with George Foreman, lack thus far of significant market acceptance of our products, the fact that we may dilute existing shareholders through additional stock issuances, management's significant ownership of our common stock, our reliance on our intellectual property, and the potential negative effects of manipulation in the trading of our common stock. Those risks and certain other uncertainties are discussed in more detail in the 2005 10-KSB. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As disclosed in Note 11 to the financial statements, the Company filed a lawsuit against a group of shareholders on May 11, 2005 in the U.S. District Court for the Northern District of Illinois to collect the unpaid principal balance, default interest and attorney fees for a Full Recourse Promissory Note receivable for stock issued. The Company is in the discovery process and a trial date has not been set. The defendants in that case have sold all of the shares they purchased but did not pay for.

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

A complaint was filed in the United States District Court for the Northern District of Illinois by a former investor relations consultant against the Company. The plaintiff alleges that the Company breached an investment banking contract by failing to issue free trading and fully registered stock certificates pursuant to plaintiff's exercise of various stock warrants. The Company has filed a motion to dismiss on the ground that free trading and fully registered stock certificates were issued to the plaintiff in accordance with the express terms of the warrants. The parties have agreed to go to mediation, which was scheduled on April 3, 2006. The company feels that the complaint is without merit and the parties are still negotiating a settlement acceptable to both parties.

A complaint alleging a similar claim against the Company was transferred in the United States District Court for the Northern District of Illinois in 2005. The parties have also agreed to go to mediation, which was scheduled on April 3, 2006. The company feels that the complaint is without merit and the parties are still negotiating a settlement acceptable to both parties.

As disclosed in "Recent Material Developments" above, On November 23, 2005, we entered into an Agreement with George Foreman Enterprises, Inc. to form a new limited liability company for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z-Trim(R). We have not yet reached a definitive agreement with George Foreman Enterprises, Inc. ("GFME") for our proposed joint venture to market Z Trim. On May 4, 2006, GFME filed a Current Report on Form 8-K with the Securities and Exchange Commission publicly disclosing certain correspondence between the companies' attorneys concerning the status of those negotiations. Finding that behavior, among other circumstances, unacceptable, on May 9, 2006, we filed a lawsuit against GFME in the Circuit Court for Lake County, Illinois alleging breach of the parties' nondisclosure agreement and misappropriation of trade secrets. In that lawsuit we are seeking injunctive relief and damages. That lawsuit has been removed to Federal District Court for the Northern District of Illinois and a hearing on our request for injunctive relief is pending.

The Company is also a party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of our common stock, par value $0.00005 per share ("Common Stock"), and warrants exercisable for Common Stock. The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock. In addition, investors who invested at least $500,000 in the private placement received a five-year warrant with an exercise price of $1.00 per share to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock purchased (the "Warrants"). In the aggregate the Company sold 8,254,368 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock. Proceeds from the sale, net of commissions of $511,208, totaled $4,600,870, of which $4,280,654 were received as of March 31, 2006. The Company also entered into a registration rights agreement in connection with the private placement pursuant to which it has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

National Securities Corporation ("National Securities") served as the lead placement agent in connection with the private placement. National Securities will receive cash fees in the aggregate of $511,208 and warrants to purchase 824,537 shares of Common Stock on terms which are identical to the Warrants included in the units except that the exercise price is $0.68 per share and they contain an assignment provision. In addition, the placement agent's warrant has registration rights that are the same as those afforded to investors in the private placement. The Company determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant Section 4(2) of the Act and Rule 506 of Regulation D Promulgated under the Act. The Company based this determination on the non-public manner in which it offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold to otherwise deposed of without registration under the Act or an applicable exemption therefrom.

In January 2006, the Company conducted a self-underwritten offering of the Company's common stock up to $1.24 million. The stock was sold for $31,000 per unit. Each unit consists of 50,000 shares of common stock and 50,000 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. As of March 31, 2006, the Company sold and issued 1,000,000 shares and received proceeds of $564,896 as of March 31, 2006 under the offering. Additional proceeds of $55,104 were received in April 2006.

ITEM 6. EXHIBITS

Exhibit No.                           Description
-----------    -----------------------------------------------------------------

3.1(i) Articles of Incorporation of Circle Group Holdings, Inc.[Incorporated by reference to Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB]

3.1(ii) Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB]

4.1            Form of Subscription Agreement (filed as Exhibit
               4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2 Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3 Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

10.1 Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

10.2 Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

10.3           Dana L. Dabney Employment Agreement [Incorporated by reference to
               Exhibit 6.4 to Circle Group's Registration Statement on Form
               10-SB]

10.4 (a) Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

10.4 (b) Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Circle Group's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date]

10.5 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB]

10.7 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit 6.11 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

10.8 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and UTEK Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]

10.9 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 [Incorporated by reference to Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.10 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.11 Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith

                  Index to Financial Statements
                  -----------------------------

Consolidated Balance Sheet at
March 31, 2006 (unaudited).............................................F-3

Consolidated Statement of
  Operations as of March 31, 2006 (unaudited)..........................F-4

Consolidated Statements of
  Cash Flows as of March 31, 2006 (unaudited)..........................F-5

Notes to Interim Unaudited
  Consolidated Financial Statements....................................F-6

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------------------------
                                     ASSETS

Current Assets                                                       2006              2005
                                                               ----------------- -----------------
  Cash and cash equivalents                                    $      4,001,797  $        505,496
  Accounts receivable                                                    73,506            30,439
  Prepaid expenses and other assets                                      96,704            63,906
  Inventory                                                             106,410           144,029
                                                               ----------------- -----------------
Total current assets                                                  4,278,417           743,870
                                                               ----------------- -----------------

Property and equipment, net                                           6,363,245         6,941,905
                                                               ----------------- -----------------

Other Assets
  Deposits                                                               11,103            11,103
  Intangible assets, net                                                520,334           554,667
                                                               ----------------- -----------------
Total other assets                                                      531,437           565,770
                                                               ----------------- -----------------

TOTAL ASSETS                                                   $     11,173,099  $      8,251,545
                                                               ================= =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                             $        804,137  $        858,057
  Accrued expenses                                                      215,958            55,429
  Note payable - related party                                                -            25,000
  Capital lease obligations                                              27,459            31,854
                                                               ----------------- -----------------
Total current liabilities                                             1,047,554           970,340
                                                               ----------------- -----------------

Long-Term Liabilities
  Capital lease obligations                                               8,214            36,562
                                                               ----------------- -----------------

TOTAL LIABILITIES                                                     1,055,768         1,006,902
                                                               ----------------- -----------------

Minority deficit                                                              -          (100,520)

Stockholders' Equity
  Common stock, $.00005 par value; 200,000,000 shares
   authorized; 59,829,144 shares issued and outstanding                   2,988             2,237
  Common stock to be issued                                                  22                23
  Additional paid-in capital                                         46,943,528        38,588,347
  Notes and other receivable for issuance of stocks                    (240,104)       (1,115,000)
  Unamortized expenses                                                 (818,721)       (1,534,276)
  Accumulated deficit                                               (35,759,113)      (28,584,899)
  Treasury stock, at cost                                               (11,269)          (11,269)
                                                               ----------------- -----------------
TOTAL STOCKHOLDERS' EQUITY                                           10,117,331         7,244,643
                                                               ----------------- -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                    $     11,173,099  $      8,251,545
                                                               ================= =================

        See notes to interim unaudited consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For three months ended March 31,                                 2006                   2005
----------------------------------------------------------------------------------------------------
REVENUES
  Products                                                     $     111,720       $        117,575
  Services                                                             3,723                  2,024
----------------------------------------------------------------------------------------------------
Total revenues                                                       115,443                119,599
----------------------------------------------------------------------------------------------------

COST OF REVENUES
  Products                                                           155,742                144,372
  Services                                                                 -                 17,110
----------------------------------------------------------------------------------------------------
Total cost of revenues                                               155,742                161,482
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Selling, general and administrative                              1,569,014              1,541,485
  Stock option expense                                             1,093,500                      -
  Amortization of purchased intangible assets                          8,583                  8,583
----------------------------------------------------------------------------------------------------
Total operating expenses                                           2,671,097              1,550,068
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
OPERATING LOSS                                                    (2,711,396)            (1,591,951)
----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Other income                                                        11,065                 13,000
  Interest income                                                          -                  3,709
  Interest expense                                                    (5,368)                (3,481)
----------------------------------------------------------------------------------------------------
Total other income                                                     5,697                 13,228
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
NET LOSS BEFORE MINORITY INTEREST                              $  (2,705,699)          $ (1,578,723)
----------------------------------------------------------------------------------------------------

Minority interest in losses of subsidiaries                    $           -                 21,654

----------------------------------------------------------------------------------------------------
NET LOSS                                                       $  (2,705,699)          $ (1,557,069)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Net Loss per Share - Basic and Diluted                         $       (0.05)               $ (0.03)
----------------------------------------------------------------------------------------------------

Weighted Average Number of Shares                                 54,473,170             44,618,109

        See notes to interim unaudited consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For three months ended March 31,                                                 2006                 2005
-----------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net loss                                                                     $ (2,705,699)        $ (1,557,069)
  Adjustments to reconcile net loss to net cash used in operations:
   Minority deficit                                                                       -              (21,654)
   Depreciation and amortization                                                    159,424              164,325
   Amortization of noncash expenses                                                 618,176              315,313
   Stock option expense                                                           1,093,500
   Stocks and warrants issued for services                                          155,164              201,629
   (Increase) decrease in:
     Accounts receivable, net                                                       (13,060)              56,026
     Prepaid expenses and other assets                                              (11,034)              36,642
     Inventory                                                                       (7,623)             (28,287)
   Increase (Decrease) in:
     Accounts payable and other liabilities                                        (218,983)            (980,820)
-----------------------------------------------------------------------------------------------------------------
           Cash flows used in operating activities                                 (930,135)          (1,813,895)
-----------------------------------------------------------------------------------------------------------------

Cash Flow From Investing Activities:
  Purchase of property and equipment                                                 (1,960)            (133,605)
-----------------------------------------------------------------------------------------------------------------
           Cash flows used in investing activities                                   (1,960)            (133,605)
-----------------------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities:
  Net proceeds from sales of stock                                                4,845,488                    -
  Exercise of warrants and options                                                   72,800               14,750
  Proceeds from notes receivable for stock                                                -            2,350,000
  Repayments on capital lease obligations                                            (9,395)              (5,502)
-----------------------------------------------------------------------------------------------------------------
           Cash flows provided by financing activities                            4,908,893            2,359,248
-----------------------------------------------------------------------------------------------------------------
           Net increase in cash and cash equivalents                              3,976,798              411,748

Cash and cash equivalents, at beginning of period                                    24,999               93,748
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                    $  4,001,797      $       505,496
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                            $      5,368      $         2,841
Supplemental Schedules of Noncash Investing and Financing Activities:
  Issuance of common stock and warrants for unamortized services               $  1,334,743      $             -
  Issuance of common stock for liabilities incurred equipment purchase         $          -      $       186,582
  Stock subscription receivable incurred from issuing of stocks                $     55,104      $             -


        See notes to interim unaudited consolidated financial statements

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

In 2005, Circle Group Holdings, Inc. (the "Company") refined its direction from a pioneer of emerging technology companies where it provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process, to a company that will focus its resources primarily on the manufacture, marketing and sale of Z-Trim, its zero calorie fat substitute and other Z-Trim related products. The company will continue exploring all available options for its other Z-Trim technologies and related assets.

The Company has participated in several public and private offerings and has expanded its business. In 2002, the Company acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z-Trim, an all-natural, agriculture-based fat replacement. The Company reorganized its business units into three reportable segments: food product development, security product development and e-tailer.

The Company operates through its FiberGel, Mini-Raman Lidar Technology, Thrax Vac Technology, The Brave Way Training Systems, Inc., On-Line Bedding Corp., and Z-Amaize Technologies, Inc. divisions.

A summary of significant accounting policies follows.

Presentation of Interim Information
-----------------------------------

The financial information at March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three months ended March 31, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

Principle of Consolidation and Presentation
-------------------------------------------

The accompanying consolidated financial statements include the accounts of Circle Group Holdings Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates
----------------

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Common Share
------------------------------

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

Stock Based Compensation
------------------------

Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion
25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure") (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company's consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" (SFAS
123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $1,093,500. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.


Three Months ended March 31,                            2005
------------------------------------------------    -------------
Net loss, as reported                               $ (1,557,069)

Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects                              495,709
                                                    -------------
Pro forma net loss                                  $ (2,052,778)
                                                    =============
Reported net loss per share-basic and diluted            $ (0.03)
                                                    =============

Pro forma net loss per share-basic and diluted           $ (0.05)
                                                    =============

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" and SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" but they will not have a relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

NOTE 2 - INVENTORY
------------------

At March 31, inventory consists of the following:


                                       2006             2005
                                   --------------   --------------
Raw materials                           $ 36,187         $ 52,436
Work-in-process                           32,073            2,361
Packaging and display                     31,762           53,250
Finished goods                             6,388           35,982
                                   --------------   --------------
  Total inventory                      $ 106,410        $ 144,029
                                   ==============   ==============



NOTE 3 - PROPERTY AND EQUIPMENT, NET
------------------------------------

At March 31, property and equipment, net consists of the following:

                                                         2006               2005
                                                    ----------------  -----------------
Production, engineering and other equipment             $ 4,505,143        $ 4,516,010
Leasehold improvements                                    2,629,400          2,629,400
Office equipment and furniture                              599,132            595,832
Computer equipment and related software                     319,469            315,795
Construction in process - equipment                          99,487             56,407
                                                    ----------------  -----------------
                                                          8,152,631          8,113,444
Accumulated depreciation                                 (1,789,386)        (1,171,539)
                                                    ----------------  -----------------
Property and equipment, net                             $ 6,363,245        $ 6,941,905
                                                    ================  =================

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INTANGIBLE ASSETS
--------------------------

During the first three months of fiscal 2006, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:


                                 Gross
                               Carrying      Accumulated
                                Amount       Amortization       Net
----------------------------- ------------ ------------------------------
License Rights to
 Developed Technology           $ 420,000        $ (63,000)    $ 357,000
 Website                          200,000          (36,666)      163,334
                              ------------ ---------------- -------------

  Total intangibles             $ 620,000        $ (99,666)    $ 520,334
                              ============ ================ =============



Amortization of intangibles was $8, 583 and $8,583 for the three months ended March 31, 2006 and 2005, respectively.

Based on the carrying amount of the intangibles as of March 31, 2006, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

         Years ended December 31,
         ----------------------------------------------------
         2006 (April 1 to December 31)                           $ 25,749
         2007                                                      34,333
         2008                                                      34,333
         2009                                                      34,333
         2010                                                      34,333
         Thereafter                                               357,253
                                                             -------------

         Total amortization                                     $ 520,334
                                                             =============



NOTE 5- STOCKHOLDERS' EQUITY
----------------------------

Private Placement Offering
--------------------------

On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of our common stock, par value $0.00005 per share ("Common Stock"), and warrants exercisable for Common Stock. The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock. In addition, investors who invested at least $500,000 in the private placement received a five-year warrant with an exercise price of $1.00 per share to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock purchased (the "Warrants"). In the aggregate the Company sold 8,254,368 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock. Proceeds from the sale, net of commissions of $511,208, totaled $4,600,870, of which $4,280,654 were received as of March 31, 2006. The Company also entered into a registration rights agreement in connection with the private placement pursuant to which it has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 STOCKHOLDERS' EQUITY (CONTINUED)
---------------------------------------

National Securities Corporation ("National Securities") served as the lead placement agent in connection with the private placement. National Securities will receive cash fees in the aggregate of $511,208 and warrants to purchase 824,537 shares of Common Stock on terms which are identical to the Warrants included in the units except that the exercise price is $0.68 per share and they contain an assignment provision. In addition, the placement agent's warrant has registration rights that are the same as those afforded to investors in the private placement.

The Company determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant Section 4(2) of the Act and Rule 506 of Regulation D Promulgated under the Act. The Company based this determination on the non-public manner in which it offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold to otherwise deposed of without registration under the Act or an applicable exemption therefrom.

In January 2006, the Company conducted a self-underwritten offering of the Company's common stock up to $1.24 million. The stock was sold for $31,000 per unit. Each unit consists of 50,000 shares of common stock and 50,000 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. As of March 31, 2006, the Company sold and issued 1,000,000 shares and received proceeds of $564,896 as of March 31, 2006 under the offering. Additional proceeds of $55,104 were received in April 2006.

Exercising of stock warrants and options
----------------------------------------

During the first three months of 2006, there were stock warrants and options exercised. The Company received total proceeds of $72,800.

NOTE 6 - NET LOSS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted net loss per share:

                                                    Three Months ended
                                                         March 31
                                                    2006          2005
----------------------------------------------- ------------- --------------
Numerator:
----------------------------------------------- ------------- --------------
  Net loss                                      $ (2,705,699) $  (1,557,069)
----------------------------------------------- ------------- --------------

Denominator:
------------------------------------------------------------- --------------
  Weighted average number of shares outstanding   54,473,170     44,618,109
----------------------------------------------- ------------- --------------

----------------------------------------------- ------------- --------------
Net loss per share-basic and diluted            $      (0.05) $       (0.03)
----------------------------------------------- ------------- --------------

As the Company incurred net losses for the three months ended March 31, 2006, the effect of dilutive securities totaling 2,453,404 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three months ended March 31, 2005, the effect of dilutive securities totaling 2,140,340equivalent shares has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTION PLAN
--------------------------

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2004, which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers.

A summary of the status of stock options issued by the Company as of March 31, 2006 and 2005 is presented in the following table.

                                                          2006                             2005
                                              ---------------------------------------------------------------
                                                                Weghted                           Weghted
                                                  Number        Average            Number         Average
                                                    of          Exercise             of          Exercise
                                                  Shares         Price             Shares          Price
                                              ---------------------------------------------------------------
Outstanding at beginning of year                   12,892,939     $ 1.03           7,496,750        $ 1.15
Granted                                             1,600,000       1.05             305,000          0.77
Exercised                                            (141,955)      0.46              (5,000)         0.75
                                              ----------------               ----------------
Outstanding at end of period                       14,350,984     $ 1.04           7,796,750        $ 1.14
                                              ================               ================
Exercisable at end of period                       14,350,984     $ 1.04           7,766,750        $ 1.14
                                              ================               ================

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the historical volatility of the Company's stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                          2006         2005
                                                      --------------------------
   Weighted average fair value per option granted           $ 0.68      $  0.68
   Risk-free interest rate                                    4.83%        2.54%
   Expected dividend yield                                    0.00%        0.00%
   Expected lives                                             3.00         3.00
   Expected volatility                                      127.83%      102.80%


All stock options granted during 2006 were fully vested.

NOTE 8 - DISSOLVING SUBSIDIARIES
--------------------------------

In 2006, the Board of Directors approved to wind down two inactive subsidiaries, CGI Capital, Inc. and Veridisc Corporation, both of which had no asset or liabilities as of March 31, 2006.

NOTE 9 - NAME CHANGE
--------------------

On February 6, 2006, the Board of Directors has approved a change of the company name from Circle Group Holdings, Inc. to Z-Trim Holdings. This change is subject to shareholder approval.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - DEPARTURE OF DIRECTOR; APPOINTMENT OF PRINCIPAL OFFICER
-----------------------------------------------------------------

On March 27, 2006, Edward L. Halpern, age 76, announced his retirement from the Board of Directors.

Also, at its meeting on March 22, 2006, the Board of Directors promoted Steve Cohen, formerly Vice-President of Corporate Development, to President, an office previously held by Greg Halpern. Greg Halpern continues to hold the office of Chief Executive Officer. Mr. Cohen, age 50, has been employed by Circle Group since 2002 when he was hired as the director of investor relations. He was promoted to Vice-President of Corporate Development in 2003.

NOTE 11 - PENDING LITIGATION
----------------------------

The Company filed a lawsuit in the U.S. District Court in 2005 to collect the unpaid principal balance, default interest and attorney fees for a note receivable for stock issued. The Company is in the discovery process and a trial date has not been set.

In March 2005 the Company's general contractor that built the manufacturing plant and installed the equipment filed a mechanics lien for unpaid billings. The claim of $250,000 represents the construction cost overruns in the build-out of the facility. The discovery process has commenced and no trial date has been set. A liability of $142,000 has been included in accounts payable. Management believes that the amount of ultimate liability with respect to such action will not materially exceed such amount.

On November 23, 2005, the Company entered into a binding Letter Agreement (the "Agreement") with George Foreman Enterprises, Inc. ("GFME") pursuant to which both parties would form a new limited liability company ("Newco") for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). The parties did not reach any definitive agreement. On May 9, 2006, the Company filed a lawsuit in the Circuit Court of the 19th Judicial District, Lake County, Illinois against George Foreman Enterprises, Inc. alleging breach of the parties' nondisclosure agreement and misappropriation of trade secrets, seeking damages and injunctive relief. That lawsuit has been removed to the Federal District Court for the Northern District of Illinois.

NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

As of March 31, 2006, the Company had an employee receivable of $9,000 from the Chief Executive Officer related to exercising his stock options in 2005. The amount was applied against a bonus pay in April 2006.

As of March 31, 2006, the Company had an employee receivable of $45,900 from the Chief Financial Officer related to exercising his stock options in 2005. The amount was applied against a bonus pay in April 2006.

As of March 31, 2006, the Company had a stock subscription receivable of $20,000 from the President related to exercising his stock options in 2005.

CIRCLE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13- GUARANTEES
-------------------

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 14 - SEGMENT INFORMATION
-----------------------------

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

During the third quarter of 2005, the Company changed the structure of its internal organization to include three principal operating segments: (i) Food Product Development, (ii) Security Training and Products and (iii) E-tailer. The food product development segment owns the exclusive, worldwide license to Z-Trim(TM). The Security training offers cost effective self-defense training courses and products with a uniquely targeted curriculum. The e-tailer segment is a distributor of pillows, blankets, and other bedding products. The Company no longer reports segment information in its business consulting services. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

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


NOTE 14 - SEGMENT INFORMATION (CONTINUED)
-----------------------------------------

Intersegment transactions are recorded at cost.

Summarized financial information of the Company's results by operating segment is as follows:

                                                                    Three Months ended
                                                                        March 31,
                                                               2006                  2005
-------------------------------------------------------------------------------------------------
Net Revenue:
  Food Product Development                                        $ 22,831               $ 4,482
  Security Training and Products                                     3,527                 1,595
  E-tailer                                                          88,889               113,093
                                                         ------------------    ------------------
Net Revenue by  Reportable Segment                               $ 115,247             $ 119,170
All Other Operating Revenue                                            196                   429
--------------------------------------------------------------------------- ---------------------
  Consolidated Net Revenue                                       $ 115,443             $ 119,599
--------------------------------------------------------------------------- ---------------------
Operating Income (Loss):
  Food Product Development                                      $ (534,843)           $ (393,023)
  Security Training and Products                                     3,456                 1,076
  E-tailer                                                          10,190               (41,565)
                                                         ------------------    ------------------
Operating Loss by  Reportable Segment                           $ (521,197)           $ (433,512)
All Other Operating Loss                                        (2,190,199)           (1,158,439)
--------------------------------------------------------------------------- ---------------------
  Consolidated Operating Loss                                 $ (2,711,396)         $ (1,591,951)
--------------------------------------------------------------------------- ---------------------
Net Income (Loss) Before Minority Interest:
  Food Product Development                                      $ (535,626)           $ (393,707)
  Security Training and Products                                     3,456                 1,076
  E-tailer                                                          10,190               (41,361)
                                                         ------------------    ------------------
Net Loss by  Reportable Segment                                 $ (521,980)           $ (433,992)
All Other Net Loss                                              (2,183,719)           (1,144,731)
--------------------------------------------------------------------------- ---------------------
Consolidated Net Loss Before Minority Interest                $ (2,705,699)         $ (1,578,723)
--------------------------------------------------------------------------- ---------------------



                                                                           March 31,
Total Assets:                                                       2006               2005
-------------------------------------------------------------------------------------------------
Food Product Development                                       $ 5,994,451           $ 6,540,703
Security Training and Products                                         468                13,877
E-tailer                                                            64,609                96,159
                                                         ------------------        --------------
                                                                 6,059,528             6,650,739
All other segments                                               5,113,571             1,600,806
---------------------------------------------------------------------------        --------------
Consolidated assets                                           $ 11,173,099           $ 8,251,545
                                                         ==================        ==============

NOTE 15 - SUBSEQUENT EVENT
--------------------------

On May 2, 2006, the Company announced that it is aware that trading in its common stock appears to be subject to widespread market manipulation. At that time, the Company asked shareholders to demand their physical stock certificates from their brokers as one tactic in a strategy to combat these problems. The Company is in the process of developing a comprehensive plan to combat any and all market abuses confronting our stock and to restore value to its shareholders to the extent possible. A website will be made available to update shareholders with further information.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)

Date:  May 15, 2006
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer

EXHIBIT INDEX

Exhibit No.                           Description
-----------    -----------------------------------------------------------------

 3.1(i) Articles of Incorporation of Circle Group Holdings, Inc.[Incorporated by reference to Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB]

 3.1(ii) Bylaws of Circle Group Holdings, Inc. [Incorporated by reference to Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB]

4.1            Form of Subscription Agreement (filed as Exhibit
               4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2 Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3 Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

10.1 Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

10.2 Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

10.3           Dana L. Dabney Employment Agreement [Incorporated by reference to
               Exhibit 6.4 to Circle Group's Registration Statement on Form
               10-SB]

10.4 (a) Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

10.4 (b) Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Circle Group's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date]

10.5 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB]

10.7 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit 6.11 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

10.8 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and UTEK Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]

10.9 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 [Incorporated by reference to Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.10 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.11 Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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