Form 10QSB
period 2006-06-30
Z TRIM HOLDINGS, INC
filed 2006-08-14
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                      20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006



/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 001-32134
                                                ---------

                           Z TRIM HOLDINGS, INC.
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

The registrant has a single class of common stock, par value $.00005 per share, of which there were 61,159,357 shares issued and outstanding as of August 9, 2006.

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

OVERVIEW

Z Trim Holdings, Inc. was founded in 1994 as Circle Group Entertainment Ltd. The name was changed in 2006 to Z Trim Holdings, Inc. In 2005, Z Trim Holdings, Inc. (the "Company") refined its direction from a pioneer of emerging technology companies where it provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process, to a company that will focus its resources primarily on the manufacture, marketing and sale of Z Trim(R), its zero calorie fat substitute and other non-Z Trim(R) related products. The company will continue exploring all available options for its other Z Trim(R) technologies and related assets.

Z Trim(R) is a line of all natural zero calorie fat substitutes originally developed by the United States Department of Agriculture (USDA). Z Trim(R) is now sold to consumers for home-use, restaurants, schools, food and fast food manufacturers, health and wellness centers, and food providers to decrease fat and calories and increase insoluble fiber in a variety of products. Z Trim(R) can be used in cheeses, baked goods, meat products, dressings, sauces, confectionery products and a wide range of other prepared foods. FiberGel Technologies, a subsidiary of Z Trim Holdings, Inc. owns all exclusive rights to Z Trim(R) for all fields of use in both the United States and internationally.

The new Mundelein, Illinois plant, built in 2004, was a critical step in our plan. We needed additional production capacity in order to execute our marketing plans for the Z Trim(R) and Z-Bind product lines. This, along with the advancements that we have made within the product development and strategic marketing areas for our Z Trim(R) and Z-Bind products have positioned us for a promising future. In order to help us reach our goals, we have assembled an advisory board comprised of food industry experts, doctors and scientists, health and fitness professionals, chefs and food formulators.

We are now in the process of executing our marketing plans. The plans include both wholesale and retail products targeted to food companies, distributors, restaurants, schools, and consumers. They also include the direct supply of product, as well as license programs for manufacturers interested in production in their own plants. We have an aggressive plan to educate both the food industry and consumers about the uses and benefits of Z Trim(R) products, and we continue to develop additional products to service these markets.

Z Trim Holdings has accumulated a substantial Intellectual Property Portfolio for its products and technologies including patents, trademarks, trade secrets and licensed rights. This portfolio will provide the company with the protection needed as it moves forward in the competitive business environment. Additional intellectual property will be added to the portfolio as advances in the existing technologies and new technologies are developed.

Z-Bind is a registered trademark of Z Trim Holdings, Inc and NATS is a trademark of Z Trim Holdings, Inc. Z Trim(R) is a registered trademark of FiberGel Technologies, Inc. Don't Worry Eat Happy is a trademark of FiberGel Technologies, Inc.

RECENT MATERIAL DEVELOPMENTS


On May 28, 2006, we terminated our November 23, 2005 Letter of Agreement with George Foreman Enterprises, Inc. ("GFME") following GFME's breach of the covenant to enter into a definitive agreement. We have also sued GFME for breach of the parties' nondisclosure agreement and misappropriation of trade secrets.

In February 2006, Circle Group announced that their Board of Directors approved a change of the company name from Circle Group Holdings, Inc. to Z Trim Holdings, Inc. After shareholder approval, the name change to Z Trim Holdings, Inc. took place in June 2006. The Company's trading symbol was also changed from CXN to ZTM, and the cusip number was changed and new certificates will be issued to replace all existing shares. In keeping with their efforts to grow the Z Trim(R) business, the company will focus its resources on Z Trim(R) and Z Trim(R) related products, while exploring all available options for its other non-Z Trim(R) technologies and related assets.

On May 2, 2006, the Company announced that it will issue a "D-Share" to all non-company insiders in exchange for the shareholders' presentation of common stock certificates. Under the plan as originally conceived Holders of the D-Share would receive a pro-rata cash dividend calculated on 10% of the after tax profits from future licensing of the Z Trim process to food manufacturers for as long as the shares were held by the original holder.

The Company is not pursuing the "D-Share" plan as originally announced in May 2006. The Company is developing an alternative plan. The specifics of the plan will be released at a later date.

Market demand for Z Trim(R) is escalating, driven by the convergent triangle of consumer demand, market response, and government interest in healthier food favorites.

The food industry's need for a solution such as Z Trim(R) is evident by the number of Z Trim(R) pilot tests recently undertaken by the food manufacturing and food service sectors.

We have recently delivered Z Trim(R) orders and sample requests to several large food companies to use in pilot tests in a variety of their products. We have also provided Z Trim PlusTM for testing by various players within the food service industry and healthcare food service operations, including one of the largest privatized school foodservice contractors in the U.S. Z Trim PlusTM is being tested in school districts in both inner city and suburban areas of the Midwest and the east coast.

One of the world's largest producers of fresh fruits and vegetables is testing Z Trim(R) in dressings for salads and inclusion in some of its value-added products, such as dressings in packaged salads.

Initial orders for Z Trim(R) have been received and shipped to a major Asian manufacturer and distributor of seasonings and food ingredients. Z Trim(R) is also being used by an American hamburger chain in its salad dressings in the Philippines.

Interest in Z Trim(R) products continues to grow internationally with initial orders and shipments of corn and oat Z Trim(R) made to a cookie company and a processed meat manufacturer in South America and to a cookie company in Australia. We have also provided samples of Z Trim(R) to many companies in Europe, South America, Asia, Australia, and North America with the companies currently in various stages of product testing.

During the past year, we have built on the foundation that we previously laid for the production, marketing, and distribution of our products. With the growing problem of obesity and the many health problems associated with it, we feel strongly that the Z Trim(R) products and technologies and the markets that we are pursuing will pave the way for a bright future for the company.

We have four operating subsidiaries: Fiber-Gel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

                          SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SAME PERIODS ENDING JUNE 30, 2005

Revenues

Revenues decreased 24% for the three months ended June 30, 2006 from $159,792 for the three months ended June 30, 2005 to $121,087. Revenues decreased 15% for the six months ended June 30, 2006 from $279,392 for the six months ended June 30, 2005 to $236,530. The decrease in revenues was primarily due to the decrease in product sales. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

                                        Three months ended June 30,
                                             2006           2005
                                           --------       --------
           Products                        $120,515       $159,109
           Services                             572            683
             Other                                -              -
                                           --------       --------
        Total Revenues                     $121,087       $159,792
                                           ========       ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $707,989 or 49% to $2,160,261 for the three months ended June 30, 2006 from $1,452,272 for the three months ended June 30, 2005. Total operating expenses increased by $1,829,017 or approximately 61% to $4,831,358 for the six months ended June 30, 2006 from $3,002,341 for the six months ended June 30, 2005. The increase in operating expenses was primarily due to the change in the accounting treatment for stock option expense.

The stock option expense for the three months and six months ending June 30, 2006 was $472,639 and $1,566,139 respectively. There was no stock option expense for the three and six months ended June 30, 2005.

Other income (expense)

Total other income for the three months ended June 30, 2006 was $55,680 compared to expenses of $959,586 for the comparable period in fiscal 2005. Total other income for the six months ended June 30,2006 was $61,377 compared to expense of $946,358 for the comparable period in fiscal 2005. The increase from other expense to other income was primarily due to a provision of an uncollectible note receivable of $965,000.

Net loss

The Company reported a net loss for the second quarter of 2006 of $2,199,219 or $0.04 per share, a 8% decrease in the net loss of $2,407,801 or $0.05 per share for the second quarter of 2005. For the six months ending June 30, 2006, the Company reported a net loss of $4,909,918 or $0.09 per share, which is a 23% increase from the net loss of $3,964,870, or $0.09 per share for the six month period ending June 30, 2005. This was due primarily to the implementation of the change in accounting for stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006 we had cash and cash equivalents of $2,935,890 an increase of $2,910,891 from December 31, 2005. The increase in cash is due to the proceeds of stock, exercise of options and warrants, collection on notes receivable of $5,482,012, less used in operations of $2,490,523 and in the purchase of property and equipment of $55,599. Our total capital lease obligations were $27,666 at June 30, 2006.

Net cash used by operating activities decreased by 1% to $2,498,120 for the six months ended June 30, 2006 as compared to $2,528,290 for the six months ended June 30, 2005. The decreased cash usage was composed of a net loss $4,904,918, non-cash items, including depreciation and amortization of $324,758, stock option expense of $1,566,139, and non-cash services of 1,178,554, and for the net cash used from the net increases and decreases in liabilities and assets of approximately $662,653.

Net cash used by investing activities was $55,599 for the six months ended June 30, 2006, as compared to net cash used by investing activities of $165,619 for the six months ended June 30, 2005. The decrease was due to reduced acquisitions of property and equipment for our manufacturing plant in current year.

Net cash provided by financing activities was $5,464,610 for the six months ended June 30, 2006 as compared to $2,814,294 for the six months ended June 30, 2005. Net cash provided by financing activities for the six months ended June 30, 2006 was primarily from the proceeds received from sale of stock, options and warrants exercised and notes receivable for stock subscriptions of $5,482,012. Net cash provided by financing activities for the six months ended June 30, 2005 was primarily from sale of our stocks, proceeds from stock subscription receivable, and from exercising of options and warrants approximately of $2,827,250.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company filed a lawsuit in the U.S. District Court in 2005 to collect the unpaid principal balance, default interest and attorney fees for a note receivable, in total an amount in excess of $1,200,000, for stock issued. The defendants have sold all of the shares they purchased but did not pay for. In response, on December 27, 2005 those shareholders and a related hedge fund they own, Pac Bay Financial, filed a lawsuit back against the Company and its directors and officers. That lawsuit, which is being heard by the same Judge as in the Company's Note Default case listed above, alleges that oral misrepresentations were made to induce purchases of stock over an approximate one and one-half year period. Plaintiffs seek $2 million in compensatory damages and $5 million in punitive damages. The basis for these damages claims is yet unknown. The company believes that they have meritorious defenses against this action, and will continue to vigorously defend it. The claim against the officers and directors is covered by directors and officers insurance to the extent that three of the individual officers and directors are covered. The insurance coverage pays for the defense costs only and provides no indemnity coverage. The Company has a pending motion to dismiss all of the defendants' claims. The Company is in the discovery process and a trial date of April 2007 has been tentatively set.

In March 2005 the Company's general contractor that built the manufacturing plant and installed the equipment filed a mechanics lien for unpaid billings. The claim represents the construction cost overruns in the build-out of the facility. The claim was settled for $175,000 in May, 2006.

On November 23, 2005, the Company entered into Letter Agreement (the "Agreement") with George Foreman Enterprises, Inc. ("GFME") pursuant to which both parties would form a new limited liability company ("Newco") for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z Trim(R) (the "Joint Venture"). The parties did not reach any definitive agreement. On May 9, 2006, the Company filed a lawsuit alleging breach of the Parties' nondisclosure agreement and trade secret misappropriation in the Circuit Court of the 19th Judicial District, Lake County, Illinois seeking damages and injunctive relief against George Foreman Enterprises, Inc. On August 3, 2006 the court, based upon a finding that the Company has demonstrated a likelihood of success on the merits of the case, issued an order granting the Company a preliminary injunction enforcing the non-disclosure agreement between the parties.

On July 17, 2006, George Forman Enterprises, Inc. filed a complaint against Z Trim Holdings, Inc. in the U.S. District Court seeking damages in excess of $70,000,000 for specific performance, breach of contract, promissory estoppel and unjust enrichment. The basis for all such claims is the underlying Letter of Agreement, set forth above. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On July 6, 2006, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product. A trial date has not been set.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, the Company commenced a self-underwritten offering of the Company's common stock for up to $1.24 million. The stock was sold for $31,000 per unit. Each unit consists of 50,000 shares of common stock and 50,000 warrants. The warrants are exercisable at $1.00 per share and expire in three
(3) years
after purchase of the above-described unit. In second quarter, the Company received proceeds of $55,104 in this offering. The Company determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant
Section 4(2) of the Act and Rule 506 of Regulation D Promulgated under the Act. The Company based this determination on the non-public manner in which it offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold to otherwise deposed of without registration under the Act or an applicable exemption therefrom. The Company will use the proceeds from this offering for general and administrative expenses.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On June 21, 2006, the Company held a special meeting of shareholders for the purposes of considering two amendments to the Company's Articles of Incorporation. The first proposed amendment, to change the Company's name to Z Trim Holdings, Inc., passed with 44,203,016 shares voting in favor of the amendment, 157,391 shares voting against or withheld, and 34,555 shares consisting of broker non-votes or abstentions. The second proposed amendment, to change the number of votes required to amend the Articles of Incorporation from two-thirds of the shares entitled to vote on such amendment to a majority of the shares entitled to vote on such amendment, did not pass. 29,651,177 shares voted in favor of the amendment, 157,391 shares voted against or withheld, and 34,555 shares consisted of broker non-votes or abstentions.

ITEM 6. EXHIBITS

Exhibit No.                           Description
----------    ----------------------------------------------------------------

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

10.1 Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

10.2 Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

10.3           Dana L. Dabney Employment Agreement [Incorporated by reference to
               Exhibit 6.4 to Circle Group's Registration Statement on Form
               10-SB]

10.4 (a) Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

10.4 (b) Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Circle Group's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date]

10.5 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB]

10.7 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit 6.11 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

10.8 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and UTEK Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]

10.9 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 [Incorporated by reference to Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.10 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.11 Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.12*         Steve Cohen Employment Agreement

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES

                  Index to Financial Statements
                  -----------------------------

Consolidated Balance Sheet at June 30, 2006(unaudited).......................11

Consolidated Statement of Operations as of June 30, 2006(unaudited)..........12

Consolidated Statements of Cash Flows as of June 30, 2006(unaudited..........13

Notes to Interim Unaudited Consolidated Financial Statements.................14

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
JUNE 30

                                     ASSETS
Current Assets                                                               2006                2005
                                                                       -----------------   -----------------
  Cash and cash equivalents                                            $       2,935,890   $         214,133
  Accounts receivable, net of allowance for doubtful
    accounts of $0 for 2006 and 2005                                              77,960              53,119
  Prepaid expenses and other assets                                              107,728              85,580
  Inventory                                                                      109,700             135,846
                                                                       -----------------   -----------------
    Total current assets                                                       3,231,278             488,678
                                                                       -----------------   -----------------

Property and equipment, net                                                    6,260,134           6,817,678
                                                                       -----------------   -----------------

Other Assets
  Deposits                                                                        11,103              11,103
  Intangible assets, net                                                         511,750             546,083
                                                                       -----------------   -----------------
    Total other assets                                                           522,853             557,186
                                                                       -----------------   -----------------

      TOTAL ASSETS                                                     $      10,014,265   $       7,863,542
                                                                       =================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                     $         437,407   $         966,896
  Accrued expenses                                                               189,504             332,607
  Capital lease obligations                                                       25,568              33,296
                                                                       -----------------   -----------------
    Total current liabilities                                                    652,479           1,332,799
                                                                       -----------------   -----------------

Long-Term Liabilities,
  Capital lease obligations                                                        2,098              27,666
                                                                       -----------------   -----------------

TOTAL LIABILITIES                                                                654,577           1,360,465
                                                                       -----------------   -----------------

Minority Deficit                                                                       -            (122,088)

Stockholders' Equity
  Common stock, $0.00005 par value; authorized 200,000,000 shares;
   issued and outstanding 60,921,238 shares                                        3,043               2,311
  Common stock to be issued                                                            -                  22
  Additional paid-in capital                                                  47,948,621          39,135,480
  Notes receivable for issuance of stock, net                                    (20,000)           (245,818)
  Unamortized expenses                                                          (613,643)         (1,262,861)
  Accumulated Deficit                                                        (37,958,333)        (30,992,700)
  Treasury stock, at cost                                                              -             (11,269)
                                                                       -----------------   -----------------
TOTAL STOCKHOLDERS' EQUITY                                                     9,359,688           6,625,165
                                                                       -----------------   -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      10,014,265   $       7,863,542
                                                                       =================   =================

        See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                             Three Months ended                   Six Months ended
                                                          June 30,                            June 30,
                                                            2006            2005                2006           2005
--------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Products                                                   $ 120,515      $ 159,109           $ 232,235       $ 276,684
  Services                                                         572            683               4,295           2,708
--------------------------------------------------------------------------------------------------------------------------
    Total revenues                                             121,087        159,792             236,530         279,392
--------------------------------------------------------------------------------------------------------------------------

COST OF REVENUES:
  Products                                                     215,725        170,807             371,467         315,178
  Services                                                           -          6,496                   -          23,607
--------------------------------------------------------------------------------------------------------------------------
    Total cost of revenues                                     215,725        177,303             371,467         338,785
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                        1,679,038      1,443,688           3,248,052       2,985,174
  Stock option expense                                         472,639              -           1,566,139               -
  Amortization of intangible assets                              8,584          8,584              17,167          17,167
--------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                 2,160,261      1,452,272           4,831,358       3,002,341
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
     OPERATING LOSS                                         (2,254,899)    (1,469,783)         (4,966,295)     (3,061,734)
--------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
  Other income                                                  10,500         10,530              21,566          23,530
  Interest income                                               51,429            476              51,429           4,185
  Provision for loan loss                                            -       (965,000)                  -        (965,000)
  Interest expense                                              (6,249)        (5,592)            (11,618)         (9,073)
--------------------------------------------------------------------------------------------------------------------------
    Total other income (expenses)                               55,680       (959,586)             61,377        (946,358)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
NET LOSS BEFORE MINORITY INTEREST                           (2,199,219)    (2,429,369)         (4,904,918)     (4,008,092)
--------------------------------------------------------------------------------------------------------------------------

Minority interest in losses of subsidiairies                         -         21,568                   -          43,222

--------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                  $ (2,199,219)  $ (2,407,801)       $ (4,904,918)   $ (3,964,870)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Net loss per Share - Basic and Diluted                         $ (0.04)       $ (0.05)            $ (0.09)        $ (0.09)
--------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares                           60,779,041     45,461,557          57,626,106      45,048,166

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    For the Six Months ended June 30,
                                                                                           2006                  2005
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss                                                                        $    (4,904,918)       $   (3,964,870)
  Adjustments to reconcile net loss to net cash used in operations:
   Minority deficit                                                                                             (43,222)
   Depreciation and amortization                                                          324,758               329,150
   Issuance of common stocks and warrants for services                                    205,700               177,477
   Amortization of noncash expenses                                                       972,854               859,268
   Provision for uncollectible loan loss                                                        -               965,000
   Stock option expense                                                                 1,566,139                     -
   (Increase) decrease in:
     Accounts receivable                                                                  (17,514)               33,346
     Inventory                                                                            (10,913)              (20,104)
     Prepaid expenses and other assets                                                    (22,058)               30,468
   Decrease in:
     Accounts payable and accrued expenses                                               (612,168)             (894,803)
                                                                                  -------------------------------------
   Cash flows used in operating activities                                             (2,498,120)           (2,528,290)

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                      (55,599)             (165,619)
   Cash flows used in investing activities                                                (55,599)             (165,619)

Cash Flows From Financing Activities:
  Net payments on capital lease obligations                                               (17,402)              (12,956)
  Proceeds from stock subscription receviable                                                   -             1,575,000
  Decrease in Note Receivable for Stock                                                   165,000               775,000
  Exercise of options and warrants                                                        160,550               177,250
  Net proceeds from sales of stock                                                      5,156,462               300,000
                                                                                  -------------------------------------

   Cash flows provided by financing activities                                          5,464,610             2,814,294

     Net increase in cash and cash equivalents                                          2,910,891               120,385

Cash and cash equivalents, at beginning of period                                          24,999                93,748
                                                                                  -------------------------------------
Cash and cash equivalents, at end of period                                       $     2,935,890        $      214,133

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                 $        11,618        $        3,559

Supplemental schedule of noncash investing and financing activities:
  Issuance of common stock and warrants for services                              $     1,534,879        $            -
  Stock subscriptions and notes receivable incurred for issuance of stock         $             -        $      111,318
  Issuance of common stock for liabilities incurred for equipment purchase        $             -        $      186,582
  Issuance of common stock  to retire note payable                                $             -        $       25,000
  Retirement of treasury stock                                                           $ 11,269        $            -


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

In 2005, Z Trim Holdings, Inc. (formerly Circle Group Holdings, Inc., the "Company") refined its direction from a pioneer of emerging technology companies where it provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process, to a company that will focus its resources primarily on the manufacture, marketing and sale of Z Trim, its zero calorie fat substitute and other Z Trim related products. The company will continue exploring all available options for its other non Z Trim technologies and related assets.

The Company has participated in several public and private offerings and has expanded its business. In 2002, the Company acquired FiberGel Technologies, Inc. ("FiberGel"), which owns an exclusive license to Z Trim, an all-natural, agriculture-based fat replacement. The Company reorganized its business units into three reportable segments: food product development, personal safety training and products and e-tailer.

The Company operates through its FiberGel Technologies, Inc., The Brave Way Training Systems, Inc., On-Line Bedding Corp., and Z-Amaize Technologies, Inc. divisions.

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at June 30, 2006 and 2005 and for the three and six months ended June 30, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three and six months ended June 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Z Trim Holdings, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

During the three and six months ended June 30, 2006, as a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $472,639 and $1,566,139, respectively. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

                                                     Three Months        Six Months
                                                        ended             ended
                                                    June 30, 2005     June 30, 2005
------------------------------------------------    --------------    ---------------
Net loss, as reported                               $   (2,407,801)   $    (3,964,870)

Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects                                608,727          1,104,436
                                                    --------------    ---------------

Pro forma net loss                                  $   (3,016,528)   $    (5,069,306)
                                                    ==============    ===============

Reported net loss per share-basic and diluted     - $        (0.05)   $         (0.09)
                                                    ==============    ===============

Pro forma net loss per share-basic and diluted      $        (0.07)   $         (0.11)
                                                    ==============    ===============

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.


The FASB has also issued Statements of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" and SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" but they will not have a relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.



NOTE 2-INVENTORY

At June 30, inventory consists of the following:

                                       2006             2005
                                   --------------   --------------
Raw materials                      $      39,635    $      53,396
Work-in-process                            7,206            3,847
Packaging and display                     25,878           46,544
Finished goods                            29,678           32,059
Other                                      7,303                -
                                   --------------   --------------
  Total inventory                  $     109,700    $     135,846
                                   ==============   ==============


NOTE 3-PROPERTY AND EQUIPMENT, NET

At June 30, property and equipment, net consists of the following:



                                                 2006               2005
                                            ----------------  -----------------
Production, engineering and other equipment $     4,521,317   $      4,516,010
Leasehold improvements                            2,658,517          2,629,400
Office equipment and furniture                      601,067            596,847
Computer equipment and related software             324,393            315,794
Construction in process - equipment                 100,976             87,407
                                            ----------------  -----------------
                                                  8,206,270          8,145,458
Accumulated depreciation                         (1,946,136)        (1,327,780)
                                            ----------------  -----------------
Property and equipment, net                 $     6,260,134   $      6,817,678
                                            ================  =================

NOTE 4 - INTANGIBLE ASSETS

During the first six months of fiscal 2006, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:


                            Gross
                            Carrying  Accumulated
                            Amount    Amortization     Net
     --------------------  ----------  ------------  ---------
     License Rights to

       Develop Technology  $  420,000  $  (68,250)     351,750
       Website                200,000     (40,000)     160,000
     --------------------  ----------  ----------    ---------
        Total intangibles  $  620,000    (108,250)   $ 511,750
     ====================  ==========  ==========    =========

Amortization of intangibles was $17,166 and $17,166 for the six months ended June 30, 2006 and 2005, respectively.

Based on the carrying amount of the intangibles as of June 30, 2006, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:


                         Years ended December 31,
                         ------------------------------------
                         2006 July 1 to December 31,             $ 17,165
                         2007                                      34,333
                         2008                                      34,333
                         2009                                      34,333
                         2010                                      34,333
                                                                 --------
                         Thereafter                              $511,750
                                                                 ========


NOTE 5- STOCKHOLDERS' EQUITY

Private Placement Offering

On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of our common stock, par value $0.00005 per share ("Common Stock"), and warrants exercisable for Common Stock. The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock. In addition, investors who invested at least $500,000 in the private placement received a five-year warrant with an exercise price of $1.00 per share to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock purchased (the "Warrants"). In the aggregate the Company sold 8,245,368 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock. Proceeds from the sale, net of commissions and fees of $575,645, totaled $4,536,433. The Company also entered into a registration rights agreement in connection with the private placement pursuant to which it has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

National Securities Corporation ("National Securities") served as the lead placement agent in connection with the private placement. National Securities will receive cash fees in the aggregate of $575,645 and warrants to purchase 824,537 shares of Common Stock on terms which are identical to the Warrants included in the units except that the exercise price is $0.68 per share and they contain an assignment provision. In addition, the placement agent's warrant has registration rights that are the same as those afforded to investors in the private placement.


The Company determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant Section 4(2) of the Act and Rule 506 of Regulation D Promulgated under the Act. The Company based this determination on the non-public manner in which it offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold to otherwise deposed of without registration under the Act or an applicable exemption there from.


In January 2006, the Company conducted a self-underwritten offering of the Company's common stock up to $1.24 million. The stock was sold for $31,000 per unit. Each unit consists of 50,000 shares of common stock and 50,000 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. The Company sold and issued 1,000,000 shares and received proceeds of $620,000 under the offering.

Exercising of stock warrants and options

During the first six months of 2006, there were 506,400 stock warrants and options exercised. The Company received total proceeds of $160,550.

"D-Share" Plan

On May 2, 2006, the Company announced that it will issue a "D-Share" to all non-company insiders in exchange for the shareholders' presentation of common stock certificates. Under the plan as originally conceived Holders of the D-Share would receive a pro-rata cash dividend calculated on 10% of the after tax profits from future licensing of the Z Trim process to food manufacturers for as long as the shares were held by the original holder.

The Company is not pursuing the "D-Share" plan as originally announced in May 2006. The Company is developing an alternative plan. The specifics of the plan will be released at a later date.

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                           Three Months ended                     Six Months ended
                                                                June 30,                              June 30,
                                                         2006              2005                2006              2005
--------------------------------------------------  ---------------- -----------------   ----------------- -----------------
Numerator:
--------------------------------------------------  ---------------- -----------------   ----------------- -----------------
  Net loss                                          $    (2,199,219) $     (2,407,801)   $     (4,904,918) $     (3,964,870)
--------------------------------------------------  ---------------- -----------------   ----------------- -----------------

Denominator:
--------------------------------------------------  ---------------- -----------------   ----------------- -----------------
  Weighted average number of shares outstanding          60,779,041        45,461,557          57,626,106        45,048,166
--------------------------------------------------  ---------------- -----------------   ----------------- -----------------

--------------------------------------------------  ---------------- -----------------   ----------------- -----------------
Net loss per share-basic and diluted                $         (0.04) $          (0.05)   $          (0.09) $          (0.09)
--------------------------------------------------  ---------------- -----------------   ----------------- -----------------

As the Company incurred net losses for the three and six months ended June 30, 2006, the effect of dilutive securities totaling 4,965,871 and 3,709,516, respectively, equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and six months ended June 30, 2005, the effect of dilutive securities totaling 414,969 and 640,710 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.


NOTE 7 - STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2004, which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers.

A summary of the status of stock options issued by the Company as of June 30, 2006 and 2005 is presented in the following table.

                                                   2006                           2005
                                              --------------------------    ---------------------------
                                                               Weghted                        Weghted
                                                  Number       Average           Number       Average
                                                    of        Exercise             of        Exercise
                                                  Shares        Price            Shares        Price
                                              --------------------------    ---------------------------
Outstanding at beginning of year                   12,892,939    $ 1.03            7,496,750    $ 1.15
Granted                                             2,200,000      1.04            4,892,000      0.59
Exercised                                            (471,400)     0.29           (1,131,556)     0.32
Expired and Cancelled                              (1,120,000)     0.84             (450,000)     1.11
                                              ----------------              -----------------
Outstanding at end of period                       13,501,539    $ 1.08           10,807,194    $ 0.99
                                              ================              =================

Exercisable at end of period                       13,501,539    $ 1.08           10,307,194    $ 0.99
                                              ================              =================


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

                                                                        2006             2005
                                                                     ------------------------------
               Weighted average fair value per option granted             $ 0.71           $ 0.44
               Risk-free interest rate                                     4.91%            1.56%
               Expected dividend yield                                     0.00%            0.00%
               Expected lives                                               3.00             3.00
               Expected volatility                                       127.40%          170.49%


The following table sets forth additional information about stock options outstanding at June 30, 2006:

                                                     Weighted
                                                     Average            Weighted
              Range of                              Remaining           Average
              Exercise           Options           Contractual          Exercise          Options
               Prices          Outstanding             Life              Price          Exercisable
           ---------------   ----------------    -----------------    -------------    ---------------
            $0.01-$1.50           11,136,539            2.1 years           $ 0.84         11,136,539
            $1.51-$3.00            2,215,000            0.7 years           $ 2.02          2,215,000
            $3.01-$5.00              150,000            0.7 years           $ 4.61            150,000
                             ----------------                                          ---------------
                                  13,501,539            1.8 years           $ 1.08         13,501,539
                             ================                                          ===============

All stock options granted during 2006 were fully vested.

NOTE 8 - DISSOLVING SUBSIDIARIES


In 2006, the Board of Directors approved to wind down two inactive subsidiaries, CGI Capital, Inc. and Veridisc Corporation, both of which had no asset or liabilities as of June 30, 2006.


NOTE 9 - NAME CHANGE


On February 6, 2006, the Board of Directors has approved a change of the company name from Circle Group Holdings, Inc. to Z Trim Holdings, Inc. The change was approved by the shareholders. On June 21, 2006 the Company effectively changed the name to Z Trim Holdings, Inc.


NOTE 10 - DEPARTURE OF DIRECTOR; APPOINTMENT OF PRINCIPAL OFFICER


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

NOTE 11- PENDING LITIGATION/SUBSEQUENT EVENTS

The Company filed a lawsuit in the U.S. District Court in 2005 to collect the unpaid principal balance, default interest and attorney fees for a note receivable, in total an amount in excess of $1,200,000, for stock issued. The defendants have sold the shares purchased with the note receivable. In response, on December 27, 2005 those shareholders and a related hedge fund they own, Pac Bay Financial, filed a countersuit against the Company and its directors and officers. That lawsuit, which is being heard by the same Judge as in the Company's Note Default case listed above, alleges that oral misrepresentations were made to induce purchases of stock over an approximate one and one-half year period. Plaintiffs seek $2 million in compensatory damages and $5 million in punitive damages. The basis for these damages claims is yet unknown. The company believes that they have meritorious defenses against this action, and will continue to vigorously defend it. The claim against the officers and directors is covered by directors and officers insurance to the extent that three of the individual officers and directors are covered. The insurance coverage pays for the defense costs only and provides no indemnity coverage. The Company has a pending motion to dismiss all of the defendants' claims. The Company is in the discovery process and a trial date of April 2007 has been tentatively set.

In March 2005 the Company's general contractor that built the manufacturing plant and installed the equipment filed a mechanics lien for unpaid billings. The claim represents the construction cost overruns in the build-out of the facility. The claim was settled for $175,000 in May, 2006.

On November 23, 2005, the Company entered into Letter of Agreement (the "Agreement") with George Foreman Enterprises, Inc. pursuant to which both parties would form a new limited liability company ("Newco") for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z Trim(R) (the "Joint Venture"). The parties did not reach any definitive agreement. On May 9, 2006, the Company filed a lawsuit alleging breach of the Parties' nondisclosure agreement and trade secret misappropriation in the Circuit Court of the 19th Judicial District, Lake County, Illinois seeking damages and injunctive relief against George Foreman Enterprises, Inc. On August 3, 2006 the court, based upon a finding that the Company has demonstrated a likelihood of success on the merits of the case, issued an order granting the Company a preliminary injunction enforcing the non-disclosure agreement between the parties.

On July 17, 2006, George Forman Enterprises, Inc. filed a complaint against Z Trim Holdings, Inc. in the U.S. District Court seeking damages in excess of $70,000,000 for specific performance, breach of contract, promissory estoppel and unjust enrichment. The basis for all such claims is the underlying Letter of Agreement, set forth above. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On July 6, 2006, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product. A trial date has not been set.

NOTE 12 - RELATED PARTY TRANSACTIONS

As of June 30, 2006, the Company had a stock subscription receivable of $20,000 from the President related to exercising stock options in 2005.

On April 12, 2006, the Company advanced $2,500 to the President. The advance was repaid on July 31, 2006.

NOTE 13- GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.


NOTE 14 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company's principal customers are wholesale companies. Three customers accounted for approximately 70% of the Food Product Development segment revenues for the first two quarters of 2006. Two other customers accounted for approximately 84% of the E-tailer segment revenues for the first half of 2006. Management does not believe a significant credit risk exists at June 30, 2006.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.


NOTE 15 - SEGMENT INFORMATION

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

During the third quarter of 2005, the Company changed the structure of its internal organization to include three principal operating segments: (i) Food Product Development, (ii) Personal Safety Training and Products and (iii) E-tailer. The food product development segment owns the exclusive, worldwide license to Z Trim(TM). The personal safety training and products segment offers cost effective self-defense training courses and products with a uniquely targeted curriculum. The e-tailer segment is a distributor of pillows, blankets, and other bedding products. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

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

Summarized financial information of the Company's results by operating segment is as follows:

                                                          Three Months ended                   Six Months ended
                                                              June 30,                               June 30,
                                                      2006               2005                2006               2005
------------------------------------------------------------------------------------    -----------------------------------
Net Revenue:
  Food Product Development                       $        12,552    $         5,481     $        35,383    $         9,963
  Personal Safety Training and Products                      376                683               3,903              2,279
  E-tailer                                               107,963            153,628             196,852            266,721
                                                 ----------------   ----------------    ----------------   ----------------
Net Revenue by  Reportable Segment               $       120,891    $       159,792     $       236,138    $       278,963
All Other Operating Revenue                                  196                  -                 392                429
------------------------------------------------------------------------------------    -----------------------------------
  Consolidated Net Revenue                       $       121,087    $       159,792     $       236,530    $       279,392
------------------------------------------------------------------------------------    -----------------------------------
Operating Income (Loss):
  Food Product Development                       $      (763,004)   $      (392,125)    $    (1,297,848)   $      (785,148)
  Personal Safety Training and Products                      300                620               3,756              1,696
  E-tailer                                                  (318)              (242)              9,873            (41,807)
                                                 ----------------   ----------------    ----------------   ----------------
Operating Loss by  Reportable Segment            $      (763,022)   $      (391,747)    $    (1,284,219)   $      (825,259)
All Other Operating Loss                              (1,491,877)        (1,078,036)         (3,682,076)        (2,236,475)
------------------------------------------------------------------------------------    -----------------------------------
  Consolidated Operating Loss                    $    (2,254,899)   $    (1,469,783)    $    (4,966,295)   $    (3,061,734)
------------------------------------------------------------------------------------    -----------------------------------
Net Income (Loss) Before Minority Interest:
  Food Product Development                       $      (766,982)   $      (392,137)    $    (1,302,608)   $      (785,844)
  Personal Safety Training and Products                      300                620               3,756              1,696
  E-tailer                                                  (318)              (171)              9,338            (41,533)
                                                 ----------------   ----------------    ----------------   ----------------
Net Loss by  Reportable Segment                  $      (767,000)   $      (391,688)    $    (1,289,514)   $      (825,681)
All Other Net Loss                                    (1,432,219)        (2,037,681)         (3,615,404)        (3,182,411)
------------------------------------------------------------------------------------    -----------------------------------
Consolidated Net Loss Before Minority Interest   $    (2,199,219)   $    (2,429,369)    $    (4,904,918)   $    (4,008,092)
------------------------------------------------------------------------------------    -----------------------------------


                                                  June 30,
Total Assets:                                       2006                2005
-----------------------------------------------------------------------------------
Food Product Development                           $ 5,897,265         $ 6,378,606
Personal Safety Training and Products                      769                 897
E-tailer                                                59,460             113,946
                                              -----------------   -----------------
                                                     5,957,494           6,493,449
All other segments                                   4,056,771           1,370,093
-----------------------------------------------------------------------------------
Consolidated assets                               $ 10,014,265         $ 7,863,542
-----------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCLE GROUP HOLDINGS, INC.
                                        (Registrant)

Date:  August 14, 2006
                                         By:  /s/ Gregory J. Halpern
                                              ----------------------------------
                                              Gregory J. Halpern, President and
                                              Chief Executive Officer

                                         By:  /s/ Dana L. Dabney
                                              ----------------------------------
                                              Dana L. Dabney, Chief Financial
                                              Officer

EXHIBIT INDEX

Exhibit No.                           Description
- -----------    ---------------------------------------------------------------

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

10.1 Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

10.2 Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

10.3           Dana L. Dabney Employment Agreement [Incorporated by reference to
               Exhibit 6.4 to Circle Group's Registration Statement on Form
               10-SB]

10.4 (a) Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

10.4 (b) Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Circle Group's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date]

10.5 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB]

10.7 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit 6.11 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

10.8 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and UTEK Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]

10.9 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 [Incorporated by reference to Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.10 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.11 Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.12*         Steve Cohen Employment Agreement


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