Form 10KSB/A
period 2005-12-31
Z TRIM HOLDINGS, INC
filed 2006-10-25
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB/A


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


                              Z TRIM HOLDINGS, INC.
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

The number of shares of the registrant's common stock outstanding as of March 23, 2006 was 51,896,388.

Transitional Small Business Disclosure Format:

                                Yes      No  X
                                -----    ------


                                EXPLANATORY NOTE

     The purpose of this amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of Z Trim Holdings, Inc. (formerly Circle Group Holdings, Inc.) for the year ended December 31, 2005 is to correct the effective date of the beneficial ownership information in Item 11. Item 11 erroneously stated that the beneficial ownership information presented was as of March 2005 when in fact it was as of March 2006. Given the period covered by the Annual Report (calendar year 2005) and the filing date of the Annual Report (March 2006), we believe readers would readily realize the stated effective date was a typographical error and therefore we do not believe the Annual Report was materially misleading. However, we have elected to correct this error in the 2005 10-KSB. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to reflect the correction of the error. The Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures, including the exhibits to the Form 10-KSB, affected by subsequent events. Information not affected by the correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on March 31, 2006. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings. For convenience and ease of reference, we are filing our annual report in its entirety with the applicable changes.

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



IN-THE-MONEY

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


     The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2006, by the following individuals, entities or groups:

          o each person or entity who we know beneficially owns more than five percent of our outstanding common stock;

          o    each of the named executive officers;

          o    each director and nominee; and

          o    all directors and executive officers as a group.


     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 28, 2006 are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

     Applicable percentage ownership in the following table is based on 51,896,388 shares of common stock outstanding as of March 29, 2006. Unless otherwise indicated, the address for each stockholder listed in the table is c/o Circle Group Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.


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

----------------------

* Less than 1%.



(1) Includes 2,048,182 options exercisable within 60 days of March 28, 2006.

(2) Includes   935,000 options exercisable within 60 days of March 28, 2006.

(3) Includes 1,155,000 options exercisable within 60 days of March 28, 2006.

(4) Includes   500,000 options exercisable within 60 days of March 28, 2006.

(5) Includes   325,000 options exercisable within 60 days of March 28, 2006.

(6) Includes   525,000 options exercisable within 60 days of March 28, 2006.

(7) Includes   420,000 options exercisable within 60 days of March 28, 2006.

(8) Includes   995,000 options exercisable within 60 days of March 28, 2006.


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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of October 25, 2006.

                                CIRCLE GROUP HOLDINGS, INC.

                                By: /s/ Gregory J. Halpern
                                --------------------------
                                Gregory J. Halpern
                                Chairman of the Board, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of October 25, 2006.


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