Form 10QSB
period 2006-09-30
Z TRIM HOLDINGS, INC
filed 2006-11-14
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                      20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006



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

The registrant has a single class of common stock, par value $.00005 per share, of which there were 61,700,357 shares issued and outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (Alternative 2): Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in understanding the financial condition and results of operations of Z Trim Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2006 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

OVERVIEW

Z Trim Holdings, Inc. was founded in 1994 as Circle Group Entertainment Ltd. The name was changed in 2006 to Z Trim Holdings, Inc. In 2005, Z Trim Holdings, Inc. (the "Company") refined its direction from a pioneer of emerging technology companies where it provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process, to a company that is focusing its resources on the manufacture, marketing and sale of Z Trim(R), its zero calorie fat substitute and other non-Z Trim related products. The company will continue exploring all available options for its other Z Trim(R) technologies and related assets.

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

The Mundelein, Illinois plant, built in 2004, was a critical step in our plan. We needed additional production capacity in order to execute our marketing plans for the Z Trim(R)product lines. This, along with the advancements that we have made within the product development and strategic marketing areas for our Z Trim(R)products have positioned us for a promising future. In order to help us reach our goals, we have assembled an advisory board comprised of food industry experts, doctors and scientists, health and fitness professionals, chefs and food formulators.

We are in the process of executing our marketing plans. The plans include both wholesale and retail products targeted to food companies, distributors, restaurants, schools, and consumers. They also include the direct supply of product, as well as license programs for manufacturers interested in production in their own plants. We have an aggressive plan to educate both the food industry and consumers about the uses and benefits of Z Trim(R) products, and we continue to develop additional products to service these markets.

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

RECENT MATERIAL DEVELOPMENTS

On October 27, 2006 Z Trim Holdings, Inc. announced that it has entered into a supply and marketing agreement with a top nutritional supplement company to supply, market and distribute Z Trim(R) as a dietary supplement and as an ingredient in foods. The supplement company, Thorne Research, Inc. of Dover, Idaho, will introduce Z Trim supplements to a major drug store chain, the medical professional market, the mass retail market and national health food stores, among others.

Thorne Research, a privately held company, was formed over two decades ago, and is a leading manufacturer and high quality marketer of science based, hypoallergenic, dietary supplements. Their core business is their own brand, which is marketed exclusively to physicians and other licensed health care professionals, practitioners and pharmacies. Thorne also has its own retail nutrition brand of supplements currently being sold to the Health Food Store market under the brand name Sound Nutrition. Both brands are supported by a full complement of national sales and marketing teams. Thorne also has branding in the Food, Drug and Mass Marketing channels.

On October 18, 2006 Taglich Brothers, Inc. announced that it has initiated coverage of Z Trim Holdings, Inc. Taglich Brothers, Inc. is a full-service broker dealer focused exclusively on microcap companies. The complete 27-page report is available at:
http://www.taglichbrothers.com/equityuniverse/companies/ztrim/ztrim.asp
-----------------------------------------------------------------------


On October 13, 2006 Z Trim Holdings, Inc. announced that one of the top bread manufacturers in South America is using Z Trim to completely replace fats in ten different flavors of its premium light breads, according to DKSH, Z Trim's international marketing partner.

The newly reformulated breads, which boast "0% fat," include the flavors of oat, gluten & fiber, Rye, Whole Grain & Fiber, Multi-Grain, Yogurt, Linseed & Fiber, Soy, Black, and standard white bread.

On October 12, 2006 Z Trim Holdings, Inc. announced that it has retained the services of Investor Awareness, Inc. as its investor relations firm. Chicago-based Investor Awareness, Inc., a full service investor and media relations consulting firm, provides private and publicly traded companies with customized programs to generate awareness among members of the financial community. Investor Awareness specializes in accelerating growth in the value of small to mid-size companies.

On September 15, 2006 Z Trim Holdings, Inc. was notified by organizers of the Food Ingredients South America's (FISA) International Exhibition for Solution and Technology for the Food Industry, that their natural fat replacement ingredient, Z Trim, was selected by a judging panel of industry and technical experts as "the most innovative ingredient, 2006," beating out four other finalists for the honor.

The announcement was made during the trade show event September 12 at the Transamerica Expo Center in Sao Paolo, Brazil following formal presentations before a panel of technical experts that ultimately selected the winner. The other finalists competing against Z Trim included Danisco's Hexose Oxidase enzyme product, DSM's Lafti Probiotics, Sensient Technologies' Appeal RM - 023B, and Gelita's Instant Gel Schko. Judging criteria included innovations and technical originality, benefits for the industry process, manufacturer's technology, benefits for the consumer, and economic viability.

Z Trim was submitted for nomination by Z Trim's international marketing partner, Diethelm, Keller, Siber & Hegner's (DKSH Market Intelligence) out of their South American office, located in Santiago, Chile. DKSH has been instrumental in presenting Z Trim for use by major bakery and meat production firms in South America, Europe, Asia and Australia. DKSH's clients are experiencing great successes replacing fat with Z Trim in meats such as sausages and ham, in cream cheese, and in baked items such as cookies, ice cream, and bread.

The FISA judges cited Z Trim's versatility among its many advantages.

Vogler Ingredients, a Brazilian ingredients and food formulation company, created ice creams, yogurts and cream cheeses containing Z Trim for sampling at their booth. Kraki, a large meat production firm in South America, distributed samples of various processed meats and lunch meats at their booth, including mortadella and other bolognas, olive loaf, sausage, and hot dogs. Both companies passed out samples of Z Trim, along with the foods made with Z Trim.

News of the award attracted strong interest from formulators within the food industry. Shortly after the announcement that Z Trim had won, DKSH received requests for meetings with several more large and small international food companies.

On August 30, 2006 the Company announced that it launched a new line of weight loss products. The Company began selling Z Trim Appetite Control Capsules on that date. One to two capsules before meal time should decrease appetite and the amount of food you eat. The capsules can also be taken between meals to suppress hunger. Z Trim is also developing a meal replacement smoothie mix which we hope to release later this year. Z Trim in supplement form helps you to lose weight without sacrifice. The Company also has a line of Z Trim Dessert Sauces in product development which will be available in the near future. Z Trim Appetite Control Capsules are available now at http://www.ztrim.com/buyNow.asp

Market demand for Z Trim(R) is escalating, driven by the convergent triangle of consumer demand, industry response, and government interest in healthier food choices.

The food industry's need for a solution such as Z Trim(R) is evident by the number of Z Trim(R) pilot tests recently undertaken by the food manufacturing and food service sectors.

We have recently delivered Z Trim(R) orders and sample requests to several large food companies to use in pilot tests in a variety of their products. We have also provided Z Trim PlusTM for testing by various players within the food service industry and healthcare food service operations, including one of the largest privatized school foodservice contractors in the U.S. Z Trim PlusTM is being tested in school districts in both inner city and suburban areas of the Midwest and the east coast. We delivered our first school order in October 2006.

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

The Company owns the worldwide exclusive license to the Nutrition Analysis Tool ("NAT") website developed by the Department of Food Science and Human Nutrition at the University of Illinois. The NAT website is an interactive, web-based system designed to empower individuals to select a nutrient-rich diet. This fully functional nutrient analysis program utilizes the USDA nutrient database, including over 6,000 foods as well as information from food companies. NAT provides information on the relative composition of food and aids consumers in their quest to achieve and maintain good health via nutritious eating.

As one of the most popular nutritional analysis web sites in the world, NATS is very significant to us because it provides us with a large consumer audience. It attracts as many as half a million visitors per year from more than fifty countries. We are utilizing this audience to increase our product sales and to increase the awareness of the benefits of Z Trim to consumers who visit the NATS website.

                          SUMMARY OF FINANCIAL RESULTS


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE SAME PERIODS ENDING SEPTEMBER 30, 2005

Revenues

Revenues increased 61% for the three months ended September 30, 2006 from $124,993 for the three months ended September 30, 2005 to $200,825. Revenues increased 8% for the nine months ended September 30, 2006 from $404,385 for the nine months ended September 30, 2005 to $437,355. The increase in revenues was primarily due to the increase in Z trim product sales. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

Three months ended September 30,
                                             2006           2005
                                           --------       --------
           Products                        $200,315       $124,567
           Services                             510            426
                                           --------       --------
        Total Revenues                     $200,825       $124,993
                                           ========       ========



       Nine months ended September 30,
                                             2006           2005
                                           --------       --------
           Products                        $432,550       $401,251
           Services                           4,805          3,134
                                           --------       --------
        Total Revenues                     $437,355       $404,385
                                           ========       ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $7,863,220 or 797% to $8,850,085 for the three months ended September 30, 2006 from $986,865 for the three months ended September 30, 2005. Total operating expenses increased by $9,692,238 or approximately 243% to $13,681,443 for the nine months ended September 30, 2006 from $3,989,205 for the nine months ended September 30, 2005. The increase in operating expenses was primarily due to the change in the accounting treatment for stock option expense.

The stock option expense for the three months and nine months ending September 30, 2006 was $7,432,030 and $8,998,169 respectively. There was no stock option expense for the three and nine months ended September 30, 2005.

Stock options from the Company's stock option plan have been utilized in place of large salaries for management, staff, and plant employees, and as compensation for the advisory board members. Over the past year the Company has been building an Advisory Board of experts in the food industry, pharmaceutical industry, nutrition and fitness industry, medical profession, and other industries related to Z Trim's business. These current and former industry executives, doctors, chefs, food formulators, nutritionists, fitness experts, and others have been brought together to help Z Trim Holdings with its direction and contacts to help insure the growth and success of the Company. The company has also significantly increased the size of its workforce over that time in the production, sales, and marketing areas of the company to allow for the continued expansion and execution of its marketing, production, and sales plans. The incentive plan is based on three components, the amount of participation or attendance of the individual, the type, quality, and amount of service of the individual, and the results and value that the individuals provide to the Company with their service or participation. Each option grant is based on milestones that must be met in order for the options to be exercised. The Company feels strongly that the charge for the stock options under the new accounting rules is a wise investment in the company's future.

Other income (expense)

Total other income for the three months ended September 30, 2006 was $41,220 compared to $4,526 for the comparable period in fiscal 2005. Total other income for the nine months ended September 30, 2006 was $102,597 compared to expense of $941,832 for the comparable period in fiscal 2005. The increase from other expense to other income was primarily due to a provision of an uncollectible note receivable of $965,000.

Net loss

The Company reported a net loss for the third quarter of 2006 of $8,968,501 or $0.15 per share, a 782% increase in the net loss of $1,005,021 or $0.02 per share for the third quarter of 2005. For the nine months ending September 30, 2006, the Company reported a net loss of $13,873,419 or $0.24 per share, which is a 179% increase from the net loss of $4,969,891, or $0.11 per share for the nine month period ending September 30, 2005. This was due primarily to the implementation of the change in accounting for stock option expense.

Assets

The Company reported an increase in Assets for the third quarter of 2006 of 8,851,012 from 7,469,285 for the comparable period in fiscal 2005. The increase was primarily due to the increase in cash and inventory less the decrease in value for depreciation of the plant and other company assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 we had cash and cash equivalents of $1,750,567, an increase of $1,725,568 from December 31, 2005. The increase in cash is due to the proceeds of stock, exercise of options and warrants, increase in the sale of Z Trim products, and collection on notes receivable all totaling $5,826,583, less cash used in operations of $3,801,412 and in the purchase of property and equipment of $274,225. Our total capital lease obligations were $19,690 at September 30, 2006.

Net cash used by operating activities increased by 17% to $3,801,412 for the nine months ended September 30, 2006 as compared to $3,247,475 for the nine months ended September 30, 2005. The increased cash usage was composed of a net loss $13,873,419, non-cash items, including depreciation and amortization of $494,161, stock option expense of $8,998,169, and non-cash services of 231,631, and for the net cash used from the net increases and decreases in liabilities and assets of approximately $810,139.

Net cash used by investing activities was $274,225 for the nine months ended September 30, 2006, as compared to net cash used by investing activities of $157,891 for the nine months ended September 30, 2005. The decrease was due to increased acquisitions of property and equipment for our manufacturing plant in the current year.

Net cash provided by financing activities was $5,801,205 for the nine months ended September 30, 2006 as compared to $3,338,850 for the nine months ended September 30, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily from the proceeds received from sale of stock, options and warrants exercised and notes receivable for stock subscriptions all totaling $5,826,583. Net cash provided by financing activities for the nine months ended September 30, 2005 was primarily from sale of our stocks, proceeds from stock subscription receivable, and from the exercising of options and warrants of approximately $3,359,567.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company filed a lawsuit in the U.S. District Court in 2005 to collect the unpaid principal balance, default interest and attorney fees for a note receivable, in total an amount in excess of $1,200,000, for stock issued. The defendants have sold all of the shares they purchased but did not pay for. In response, on December 27, 2005 those shareholders and a related hedge fund they own, Pac Bay Financial, filed a lawsuit back against the Company and its directors and officers. That lawsuit, which is being heard by the same Judge as in the Company's Note Default case listed above, alleges that oral misrepresentations were made to induce purchases of stock over an approximate one and one-half year period. Plaintiffs seek $2 million in compensatory damages and $5 million in punitive damages. The basis for these damages claims is yet unknown. The company believes that they have meritorious defenses against this action, and will continue to vigorously defend it. The claim against the officers and directors is covered by directors and officers insurance to the extent that three of the individual officers and directors are covered. The insurance coverage pays for the defense costs only and provides no indemnity coverage. The parties are engaged in settlement negotiations which could result in the resolution of all pending claims.

On November 23, 2005, the Company entered into Letter Agreement (the
"Letter Agreement") with George Foreman Enterprises, Inc. ("GFME") pursuant to which both parties would form a new limited liability company ("Newco") for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z Trim(R) (the "Joint Venture"). The parties did not reach any definitive Agreement as is required by the Letter Agreement. On May 9, 2006, the Company filed a lawsuit alleging breach of the Parties' nondisclosure agreement and trade secret misappropriation in the Circuit Court of the 19th Judicial District, Lake County, Illinois seeking damages and injunctive relief against George Foreman Enterprises, Inc. On August 3, 2006 the court, based upon a finding that the Company has demonstrated a likelihood of success on the merits of the case, issued an order granting the Company a preliminary injunction enforcing the non-disclosure agreement between the parties. GFME subsequently appealed the preliminary injunction. The Appellate Court denied GFME's appeal, and the injunctive order remains in place.

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

On July 6, 2006, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product. A trial date has been set for May 14, 2007.

A complaint was filed in the United States District Court for the Northern District of Illinois by a former investor relations consultant against the Company. The plaintiff alleges that the Company breached an investment banking contract by failing to issue free trading and fully registered stock certificates pursuant to plaintiff's exercise of various stock warrants. The Company has filed a motion to dismiss on the ground that free trading and fully registered stock certificates were issued to the plaintiff in accordance with the express terms of the warrants. The suit has been settled in a non-material way and the case has been dismissed.

A complaint alleging a similar claim against the Company was transferred in the United States District Court for the Northern District of Illinois in 2005. The suit has been settled in a non-material way and the case has been dismissed.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

On August 30, 2006, the Company held its Annual Shareholder Meeting. The Company had outstanding on July 14, 2006, the record date for the meeting, voting securities consisting of 60,938,238 shares of common stock entitled to vote. Shareholders present in person or by proxy entitled to vote at the meeting were entitled to cast 40,949,275 votes. This represents a 67.20% Quorum.

40,949,275 votes were cast in the election of Directors at the meeting; the names of those persons who received the greatest number of votes for Directors, the respective number of votes received, and the respective number of votes withheld, are as follows:


                         Votes of shares                          Votes %
For Directors               Received      Voting Withheld        of Shares
-------------------------------------------------------------------------------
Gregory J. Halpern         40,663,639        285,636               99.30
Steve Cohen                40,670,989        278,286               99.32
Dana L. Dabney             40,666,073        283,202               99.31
Stanford J. Levin          40,707,173        242,102               99.41
Steven H. Salgan, M.D.     40,696,506        252,769               99.38
Alan G. Orlowsky           40,711,339        237,936               99.42

40,668,961 votes were cast in favor of and 198,840 votes were cast against for the ratification of the appointment of Spector & Wong, LLP as independent auditors for the year ending December 31, 2006. The number of affirmative votes cast in favor of the ratification of the appointment of Spector & Wong, LLP as independent auditors constituted a majority of the votes cast at the meeting.

ITEM 6. EXHIBITS

Exhibit No.                           Description
------------    ----------------------------------------------------------------

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

10.1 Gregory J. Halpern Employment Agreement [Incorporated by reference to Exhibit 6.1 to Circle Group's Registration Statement on Form 10-SB]

10.2 Michael Theriault Employment Agreement [Incorporated by reference to Exhibit 6.3 to Circle Group's Registration Statement on Form 10-SB]

10.3           Dana L. Dabney Employment Agreement [Incorporated by reference to
               Exhibit 6.4 to Circle Group's Registration Statement on Form
               10-SB]

10.4 (a) Circle Group Holdings,Inc. 1999 Stock Option Plan [Incorporated by reference to Exhibit 6.6 to Circle Group's Registration Statement on Form 10-SB]

10.4 (b) Circle Group Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Circle Group's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date]

10.5 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated May 20, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB]

10.6 Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated June 18, 1999 [Incorporated by reference to Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB]

10.7 Promissory Note, Dated November 30, 2002, delivered by Circle Group Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit 6.11 to Circle Group's Annual Report on Form 10-KSB for the year ended December 31, 2002]

10.8 Asset Purchase Agreement, dated August 27, 2002, by and between Circle Group Holdings, Inc. and UTEK Corporation [Incorporated by reference to Circle Group's Current Report on Form 8-K filed on September 11, 2002]

10.9 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 [Incorporated by reference to Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.10 Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 [Incorporated by reference to Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.11 Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 [Incorporated by reference to Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003]

10.12          Steve Cohen Employment Agreement [Incorporated by reference to
               Exhibit 10.12 to Z Trim Holdings, Inc.'s Form 10-QSB for the quarter ending June 30, 2006]

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

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     * Filed herewith

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES

                  Index to Financial Statements
                  -----------------------------

Consolidated Balance Sheet at September 30, 2006(unaudited)..................11

Consolidated Statement of Operations as of September 30, 2006(unaudited).....12

Consolidated Statements of Cash Flows as of September 30, 2006(unaudited.....13

Notes to Interim Unaudited Consolidated Financial Statements.................14

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

SEPTEMBER 30
--------------------------------------------------------------------------------
                                     ASSETS

Current Assets                                                                         2006                2005
                                                                                  -------------       -------------
 Cash and cash equivalents                                                        $   1,750,567       $      26,953
 Accounts receivable, net of allowance for doubtful
  accounts of $0 for 2006 and 2005                                                       84,924              58,216
 Prepaid expenses and other assets                                                       78,377              88,269
  Inventory                                                                             104,934             101,964
                                                                                  -------------       -------------
   Total current assets                                                               2,018,802             275,402
                                                                                  -------------       -------------
 Property and equipment, net                                                          6,317,940           6,645,280
                                                                                  =============       =============


Other Assets
  Deposits                                                                              11,103               11,103
  Intangible assets, net                                                               503,167              537,500
                                                                                  ------------        -------------
    Total other assets                                                                 514,270              548,603

     TOTAL ASSETS                                                                    8,851,012            7,469,285
                                                                                  ============        =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
  Accounts payable                                                                $    305,489        $     779,302
  Accrued expenses                                                                     146,783              131,186
  Stock options payable                                                                632,385                    -
  Capital lease obligations                                                             19,690               33,511
                                                                                  ------------        -------------
   Total current liabilities                                                         1,104,347              943,999
                                                                                  ------------        -------------
Long-Term Liabilities,                                                                       -               19,690
  Capital lease obligations
                                                                                  ------------        -------------
TOTAL LIABILITIES                                                                    1,104,347              963,689
                                                                                  ------------        -------------
Minority Deficit
                                                                                             -             (151,854)
Stockholders' Equity
  Common stock, $0.00005 par value; authorized 200,000,000 shares;
   issued and outstanding 61,497,357 shares                                              3,072                2,392
  Common stock to be issued                                                                  -                   22
  Additional paid-in capital                                                        55,102,087           38,889,926
  Notes receivable for issuance of stock, net                                           (3,348)            (163,000)
  Unamortized expenses                                                                (428,312)             (62,900)
  Accumulated Deficit                                                              (46,926,834)         (31,997,721)
  Treasury stock, at cost                                                                    -              (11,269)
                                                                                  ------------        -------------
TOTAL STOCKHOLDERS' EQUITY                                                           7,746,665            6,657,450
                                                                                  ------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  8,851,012        $   7,469,285
                                                                                  ============        =============

        See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            Three Months ended                           Nine Months ended
                                                                September 30,                              September 30,
                                                          2006               2005                     2006             2005
                                                ------------------------------------------------------------------------------
REVENUES:
 Products                                       $        200,315        $     124,567           $    432,550       $   401,251
 Services                                                    510                  426                  4,805             3,134
                                                ------------------------------------------------------------------------------
   Total revenues                                        200,825              124,993                437,355           404,385
                                                ------------------------------------------------------------------------------
 COST OF REVENUES:
 Products                                                360,461              177,441                731,928           492,620
 Services                                                      -                    -                      -            23,607
                                                ------------------------------------------------------------------------------
   Total cost of revenues                                360,461              177,441                731,928           516,227
                                                ------------------------------------------------------------------------------

OPERATING EXPENSES:
 Selling, general and administrative                   1,409,472              978,282              4,657,524         3,963,455
 Stock option expense                                  7,432,030                    -              8,998,169                 -
 Amortization of intangible assets                         8,583                8,583                 25,750            25,750
                                                ------------------------------------------------------------------------------
 Total operating expenses                              8,850,085              986,865             13,681,443         3,989,205
                                                ------------------------------------------------------------------------------


    OPERATING LOSS                                    (9,009,721)          (1,039,313)           (13,976,016)       (4,101,047)


 OTHER INCOME (EXPENSES):
  Rental income                                            9,934               10,500                 31,500            34,030
  Settlement gain                                          7,500                    -                  7,500                 -
  Interest income                                         25,056                  238                 76,485             4,423
  Provision for loan loss                                      -                    -                      -          (965,000)
  Interest expense                                        (1,270)              (6,212)               (12,888)          (15,285)
                                                ------------------------------------------------------------------------------
   Total other income (expenses)                          41,220                4,526                102,597          (941,832)
                                                ------------------------------------------------------------------------------

NET LOSS BEFORE MINORITY INTER                        (8,968,501)          (1,034,787)           (13,873,419)       (5,042,879)
                                                ------------------------------------------------------------------------------

Minority interest in losses of subsidiairies                   -               29,766                      -            72,988

NET LOSS                                        $     (8,968,501)    $     (1,005,021)       $   (13,873,419)   $   (4,969,891)
                                                ------------------------------------------------------------------------------

Net loss per Share - Basic and Diluted          $          (0.15)    $          (0.02)       $         (0.24)   $        (0.11)


Weighted Average Number of Shares                     61,311,318           47,591,164             58,854,510        45,895,832

        See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months ended September 30,                                                    2006                   2005
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:                                              $     (13,873,419)      $    (4,969,891)
  Net loss
  Adjustments to reconcile net loss to net cash used in operations:
   Minority deficit                                                                                -               (72,988)
   Depreciation and amortization                                                             494,161               492,049
   Issuance of common stocks and warrants for services                                       231,631               482,720
   Amortization of noncash expenses                                                        1,158,185               774,514
   Provision for uncollectible loan loss                                                           -               965,000
   Stock option expense                                                                    8,998,169                     -
   (Increase) decrease in:
    Accounts receivable                                                                      (24,478)               28,249
    Prepaid expenses and other assets                                                          7,293                12,279
    Inventory                                                                                 (6,147)               13,778
   Decrease in:
    Accounts payable and accrued expenses                                                   (786,807)             (973,464)
--------------------------------------------------------------------------------------------------------------------------
   Cash flows used in operating activities                                                (3,801,412)           (3,247,754)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:                                                       (274,225)             (157,891)
  Purchase of property and equipment
--------------------------------------------------------------------------------------------------------------------------
   Cash flows used in investing activities                                                  (274,225)             (157,891)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:                                                        (25,378)              (20,717)
  Net payments on capital lease obligations
  Proceeds from stock subscription receviable                                                      -             2,350,000
  Decrease in note receivable for stock                                                      185,000                     -
  Exercise of options and warrants                                                           485,150               559,567
  Net proceeds from sales of stock                                                         5,156,433               450,000
---------------------------------------------------------------------------------------------------------------------------
   Cash flows provided by financing activities                                             5,801,205             3,338,850
--------------------------------------------------------------------------------------------------------------------------
    Net increase in cash and cash equivalents                                                                      (66,795)
                                                                                           1,725,568
Cash and cash equivalents, at beginning of period                                             24,999                93,748
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                        $       1,750,567       $        26,953
--------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:                                 $          12,888       $        15,389
   Interest paid


 Supplemental schedule of noncash investing and financing activities:
 Issuance of common stock and warrants for services                                $       1,560,810       $             -
  Stock subscriptions and notes receivable incurred for issuance of stock          $           3,348       $             -
  Retirement of treasury stock                                                     $          11,269       $             -
  Shares to be retired for unamortized expenses                                    $               -       $     1,012,175
  Issuance of common stock for liabilities incurred for equipment purchases        $               -       $       186,582
  Issuance of credit memos for liabilities incurred for equipment purchases        $               -       $        32,865
  Issuance of common stock to retire note payable                                  $               -       $        25,000

        See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF  BUSINESS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
Nature of Business
------------------

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

Presentation of Interim Information
------------------------------------

The financial information at September 30, 2006 and 2005 and for the three and six months ended September 30, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, and with the instructions to Form 1 0-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three and nine months ended September 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF  BUSINESS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(CONTINUED)
-----------

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

Stock Based Compensation
------------------------

Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 ("Opinion 25"), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Financial Accounting Standards ("FAS") Statement No. 123, Accounting for Stock-Based Compensation (as amended by FAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively FAS 123). No stock-based employee compensation cost was recognized in the Company's consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No.
123(R),       Share-Based      Payment      (FAS      123R),      using      the
modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

During the three and nine months ended September 30, 2006, as a result of adopting FAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $7,432,030 and $8,998,169, respectively. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company's stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

                                                               Three Months            Nine Months
                                                                  ended                   ended
                                                            September 30, 2005      September 30, 2005
  --------------------------------------------------------------------------------------------------------
 Net loss, as reported                                   $         (1,005,021)     $          (4,969,891)
 Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects                                           675,758                  1,780,194
                                                         -----------------------------------------------
  Pro forma net loss                                     $         (1,680,779)     $          (6,750,085)
                                                         ===============================================
  Reported net loss per share-basic and diluted          $              (0.02)     $               (0.11)
                                                         ===============================================
 Pro forma net loss per share-basic and diluted          $              (0.04)     $               (0.15)
                                                         ===============================================

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF  BUSINESS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(CONTINUED)
-----------

New Accounting Pronouncements
-----------------------------

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards ("FAS") No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Efects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its consolidated financial statements.


The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company's operations and financial position for each of the pronouncements above have not been disclosed.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


NOTE 2-INVENTORY
-----------------

At September 30, inventory consists of the following:

                                          2006          2005
                                    ----------------------------
 Raw materials                      $    30,513       $   48,300
 Work-in-process                          8,352            2,278
 Packaging and display                   24,351           40,953
 Finished goods                          41,718           10,433
                                    ----------------------------
   Total inventory                  $   104,934      $   101,964
                                    ----------------------------



NOTE 3-PROPERTY AND EQUIPMENT, NET
----------------------------------

At September 30, property and equipment, net consists of the following:



                                                      2006            2005
                                                --------------------------------
Production, engineering and other equipment     $    4,685,595    $   4,505,656
Leasehold improvements                               2,696,403        2,629,400
Office equipment and furniture                         601,067          596,847
Computer equipment and related software                331,112          315,794
Construction in process - equipment                    110,723           79,679
                                                --------------------------------
                                                     8,424,900        8,127,376
Accumulated depreciation                            (2,106,960)      (1,482,096)
                                                --------------------------------
     Property and equipment, net                $    6,317,940    $   6,645,280
                                                --------------------------------

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


NOTE 4 - INTANGIBLE ASSETS
--------------------------

During the first nine months of fiscal 2006, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company's purchased intangible assets:

                                     Gross
                                     Carrying     Accumulated
                                      Amount     Amortization         Net
     -----------------------------------------------------------------------
     License Rights to
     Developed Technology         $  420,000    $    (73,500)    $  346,500
     Website                         200,000         (43,333)       156,667
                                  ------------------------------------------
      Total intangibles           $  620,000    $   (116,833)    $  503,167
                                  ==========================================



Amortization of intangibles was $25,750 and $25,750 for the nine months ended September 30, 2006 and 2005, respectively.

Based on the carrying  amount of the  intangibles  as of September 30, 2006, and
assuming  no  impairment  of  the  underlying   assets,   the  estimated  future
amortization is as follows:

                             Years ended December 31,
                      -------------------------------------------------------
                      2006 (October 1 to December 31)              $    8,583
                      2007                                             34,333
                      2008                                             34,333
                      2009                                             34,333
                      2010                                             34,333
                      Thereafter                                      357,252
                                                                   ----------
                           Total amortization                      $  503,167
                                                                   ==========



NOTE 5- STOCKHOLDERS' EQUITY
-----------------------------

Private Placement Offering
--------------------------

On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of our common stock, par value $0.00005 per share ("Common Stock"), and warrants exercisable for Common Stock. The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock. In addition, investors who invested at least $500,000 in the private placement received a five-year warrant with an exercise price of $1.00 per share to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock purchased (the "Warrants"). In the aggregate the Company sold 8,245,368 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock. Proceeds from the sale, net of commissions and fees of $521,865, totaled $4,536,433. The Company also entered into a registration rights agreement in connection with the private placement pursuant to which it has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


NOTE 5 STOCKHOLDERS' EQUITY (CONTINUED)
---------------------------------------

National Securities Corporation ("National Securities") served as the lead placement agent in connection with the private placement. National Securities received cash fees in the aggregate of $521,865 and warrants to purchase 824,537 shares of Common Stock on terms which are identical to the Warrants included in the units except that the exercise price is $0.68 per share and they contain an assignment provision. In addition, the placement agent's warrant has registration rights that are the same as those afforded to investors in the private placement.

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

In January 2006, the Company conducted a self-underwritten offering of the Company's common stock up to $1.24 million. The stock was sold for $31,000 per unit. Each unit consisted of 50,000 shares of common stock and 50,000 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. The Company sold and issued 1,000,000 shares and received proceeds of $620,000 under the offering.

Exercising of stock warrants and options

During the first nine months of 2006, there were 1,061,400 stock warrants and options exercised. The Company received total proceeds of $485,150.

"D-Share" Plan

On May 2, 2006, the Company announced that it will issue a "D-Share" to all non-company insiders in exchange for the shareholders common stock. Holders of the D-Share will receive a pro-rata cash dividend calculated on 10% of the after tax profits from future licensing of the Z Trim process to food manufacturers for as long as the shares are held by the original holder.

The Company is not pursuing the "D-Share" plan as originally announced in May 2006. The Company is developing an alternative plan. The specifics of the plan will be released at a later date.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------

NOTE 6 - NET LOSS PER SHARE
--------------------------------------------------------------------------------


The following table sets forth the computation of basic and diluted net loss per share:

                                                              Three Months ended                   Six Months ended
                                                                 September 30,                       September 30,
                                                           2006             2005                 2006              2005
------------------------------------------------------------------------------------------------------------------------------
Numerator:
------------------------------------------------------------------------------------------------------------------------------
  Net loss                                            $  (8,968,501)   $   (1,005,021)      $ (13,873,419)   $    (4,969,891)
------------------------------------------------------------------------------------------------------------------------------
Denominator:
------------------------------------------------------------------------------------------------------------------------------
  Weighted average number of shares outstanding       $  61,311,318        47,591,164          58,854,510         45,895,832
------------------------------------------------------------------------------------------------------------------------------

Net loss per share-basic and diluted                  $       (0.15)   $        (0.02)      $       (0.24)   $         (0.11)
------------------------------------------------------------------------------------------------------------------------------

As the Company incurred net losses for the three and nine months ended September 30, 2006, the effect of dilutive securities totaling 6,175,432 and 4,531,488, respectively, equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

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

A summary of the status of stock options issued by the Company as of September 30, 2006 and 2005 is presented in the following table.

                                                      2006                          2005
                                            --------------------------    ----------------------
                                                            Weghted                    Weghted
                                             Number         Average        Number      Average
                                               of           Exercise          of      Exercise
                                             Shares          Price          Shares     Price
                                            --------------------------    ----------------------
 Outstanding at beginning of year           12,892,939   $    1.03       7,501,750   $    1.15
 Granted                                    11,566,337        1.06       5,117,000        0.61
 Exercised                                    (906,400)       0.39      (1,623,811)       0.41
 Expired and Cancelled                      (2,740,000)       1.64        (735,000)       1.21
                                            ----------                  ----------
 Outstanding at end of period               20,812,876   $    0.99      10,259,939   $    0.99
                                            ==========                  ==========
 Exercisable at end of period               20,812,876   $    0.99       9,759,939   $    0.99
                                            ==========                  ==========

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------

NOTE 7 - STOCK OPTION PLAN (CONTINUED)
--------------------------------------

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


                                                          2006           2005
                                                      --------------------------
Weighted average fair value per option granted        $     0.78   $       0.45
Risk-free interest rate                                     4.73%          1.67%
Expected dividend yield                                     0.00%          0.00%
Expected lives                                              3.00           3.00
Expected volatility                                       129.22%        170.72%



The following table sets forth additional information about stock options outstanding at September 30, 2006:

                                                         Weighted
                                                 Average          Weighted
        Range of                                Remaining          Average
        Exercise             Options           Contractual        Exercise        Options
         Prices            Outstanding            Life              Price       Exercisable
   ------------------------------------------------------------------------------------------
   $0.01-$1. 50             20,067,876           2.3 years     $     0.95          20,067,876
   $1.5 1-$3.00                720,000           0.8 years     $     2.07             720,000
    $3.01-$5.00                 25,000           0.4 years     $     4.61              25,000
                      ----------------                                         ==============
                            20,812,876           2.2 years     $     0.99          20,812,876
                      ================                                         ==============


All stock options granted during 2006 were fully vested.

As of September 30, 2006, a liability of $632,385 was recorded to reclassify from paid-in capital 812,876 shares of the outstanding options in excess of the plan reserve of 20 million at a weighted average fair value of $0.78.

NOTE 8 - DISSOLVING SUBSIDIARIES
--------------------------------

In 2006, the Board of Directors approved to wind down two inactive subsidiaries, CGI Capital, Inc. and Veridisc Corporation, both of which had no asset or liabilities as of September 30, 2006.

NOTE 9 - NAME CHANGE
--------------------

On February 6, 2006, the Board of Directors has approved a change of the company name from Circle Group Holdings, Inc. to Z Trim Holdings, Inc. The change was approved by the shareholders. On June 21, 2006 the Company effectively changed the name to Z Trim Holdings, Inc.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


NOTE 10- LEGAL PROCEEDINGS
--------------------------

The Company filed a lawsuit in the U.S. District Court in 2005 to collect the unpaid principal balance, default interest and attorney fees for a note receivable, in total an amount in excess of $1,200,000, for stock issued. The defendants have sold the shares purchased with the note receivable. In response, on December 27, 2005 those shareholders and a related hedge fund, Pac Bay Financial, filed a countersuit against the Company and its directors and officers. That lawsuit, which is being heard by the same Judge as in the Company's Note Default case listed above, alleges that oral misrepresentations were made to induce purchases of stock over an approximate one and one-half year period. Counter-plaintiffs seek $2 million in compensatory damages and $5 million in punitive damages. The basis for these damages claims is yet unknown. The company believes that they have meritorious defenses against this action, and will continue to vigorously defend it. The claim against the officers and directors is covered by directors and officers insurance to the extent that three of the individual officers and directors are covered. The insurance coverage pays for the defense costs only and provides no indemnity coverage. The parties are engaged in settlement negotiations which could result in the resolution of all pending claims.

On November 23, 2005, the Company entered into Letter Agreement ("LOA") with George Foreman Enterprises, Inc. ("GFME") pursuant to which both parties would form a new limited liability company for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z Trim(R). The parties did not reach any definitive Agreement as is required by the LOA. On May 9, 2006, the Company filed a lawsuit alleging breach of the Parties' nondisclosure agreement and trade secret misappropriation in the Circuit Court of the 19th Judicial District, Lake County, Illinois seeking damages and injunctive relief against GFME. On August 3, 2006 the court, based upon a finding that the Company has demonstrated a likelihood of success on the merits of the case, issued an order granting the Company a preliminary injunction enforcing the non-disclosure agreement between the parties. GFME subsequently appealed the preliminary injunction. The Appellate Court denied GFME's appeal, and the injunctive order remains in place.

On July 17, 2006, George Forman Enterprises, Inc. filed a complaint against Z Trim Holdings, Inc. in the U.S. District Court seeking damages in excess of $70,000,000 for specific performance, breach of contract, promissory estoppel and unjust enrichment. The basis for all such claims is the underlying LOA, set forth above. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On July 6, 2006, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product. A trial date has been set for May 14, 2007.

On September 5, 2006 the Company agreed to accept $7,500 in settlement for its damages related to certain stock transactions.

A complaint was filed in the United States District Court for the Northern District of Illinois by a former investor relations consultant against the Company. The plaintiff alleges that the Company breached an investment banking contract by failing to issue free trading and fully registered stock certificates pursuant to plaintiff's exercise of various stock warrants. The Company has filed a motion to dismiss on the ground that free trading and fully registered stock certificates were issued to the plaintiff in accordance with the express terms of the warrants. The suit has been settled in a non-material way and the case has been dismissed.

A complaint alleging a similar claim against the Company was transferred in the United States District Court for the Northern District of Illinois in 2005. The suit has been settled in a non-material way and the case has been dismissed.

NOTE 11 - RELATED PARTY TRANSACTIONS
-------------------------------------

The Company had a stock subscription receivable of $20,000 from the President related to exercising stock options in 2005. The stock subscription receivable was paid in full on September 30, 2006 including $675 of interest.

On April 12, 2006, the Company advanced $2,500 to the President. The advance was repaid on July 31, 2006.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------

NOTE 12- GUARANTEES
---------------------

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.


NOTE 13 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION
--------------------------------------------------

The Company's principal customers are wholesale companies. Two customers accounted for approximately 45% of the Food Product Development segment revenues for the first three quarters of 2006. Two other customers accounted for approximately 84% of the E-tailer segment revenues for the first three quarters of 2006. Management does not believe a significant credit risk exists at September 30, 2006.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.


NOTE 14 - SEGMENT INFORMATION
------------------------------

The Company evaluates its reporting segments in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by FAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


NOTE 14 - SEGMENT INFORMATION (CONTINUED)
----------------------------------------

Summarized financial information of the Company's results by operating segment is as follows:

                                                           Three Months ended                       Nine Months ended
                                                              September 30,                            September 30,
                                                       2006                2005                 2006               2005
                                                --------------------------------------------------------------------------

Net Revenue:
 Food Product Development                       $        41,051     $        15,870      $       76,434     $       25,833
 Personal Safety Training and Products                      314                 426               4,217              2,705
 E-tailer                                               159,264             108,697             356,116            375,417
Net Revenue by Reportable Segment               $       200,629     $       124,993      $      436,767     $      403,955
All Other Operating Revenue                                 196                   -                 588                429
                                                --------------------------------------------------------------------------
 Consolidated Net Revenue                       $       200,825     $       124,993      $      437,355     $      404,384
                                                --------------------------------------------------------------------------
Operating Income (Loss):
 Food Product Development                       $      (848,167)    $      (540,311)     $   (2,146,013)    $   (1,325,459)
 Personal Safety Training and Products                      139                 262               3,895              1,958
 E-tailer                                                (2,938)            (20,723)              6,935            (62,530)
                                                --------------------------------------------------------------------------
Operating Loss by Reportable Segment            $      (850,966)    $      (560,772)     $   (2,135,183)    $   (1,386,031)
All Other Operating Loss                             (8,158,755)           (478,541)        (11,840,833)        (2,715,017)
                                                --------------------------------------------------------------------------
 Consolidated Operating Loss
                                                $    (9,009,721)    $    (1,039,313)     $  (13,976,016)    $   (4,101,048)
                                                --------------------------------------------------------------------------
Net Income (Loss) Before Minority Interest:
 Food Product Development                       $      (848,170)    $      (541,203)     $   (2,150,777)    $   (1,327,047)
 Personal Safety Training and Products                      139                 262               3,895              1,958
 E-tailer                                                (2,938)            (20,491)              6,400            (62,023)
                                                --------------------------------------------------------------------------
 Net Loss by Reportable Segment                 $      (850,969)    $      (561,432)     $   (2,140,482)    $   (1,387,112)
 All Other Net Loss                                  (8,117,532)           (473,355)        (11,732,937)        (3,655,767)
                                                --------------------------------------------------------------------------
Consolidated Net Loss Before Minority Interest  $    (8,968,501)    $    (1,034,787)     $  (13,873,419)    $   (5,042,879)

-------------------------------------------------------------------------------
                                                         September 30,
Total Assets:                                      2006                2005
-------------------------------------------------------------------------------
Food Product Development                    $     5,964,060     $     6,230,123
Personal Safety Training and Products                 1,007               1,100
E-tailer                                             97,516              81,429
                                            -----------------------------------
                                                  6,062,583           6,312,652
All other segments                                2,788,429           1,156,633
-------------------------------------------------------------------------------
Consolidated assets                         $     8,851,012     $     7,469,285
-------------------------------------------------------------------------------