Form 10KSB
period 2006-12-31
Z TRIM HOLDINGS, INC
filed 2007-04-02
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2006

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            Name of Each Exchange on
Title of Each Class                         Which Registered
--------------------------------            ---------------------------
Common Stock, $.00005 par value             American Stock Exchange


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

The issuer's revenues for its most recent fiscal year were: $601,544

The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer as of March 27, 2007 was $57,135,653 These aggregate market values are estimated solely for purposes of this report and are based on the closing price for the issuer's common stock, $.00005 par value on March 27, 2007 as reported on the American Stock Exchange. For the purpose of this report, it has been assumed that all officers and directors of the issuer, as well as all stockholders holding 10% or more of the issuer's stock, are affiliates of the issuer. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

The number of shares of the registrant's common stock outstanding as of March 27, 2007 was 63,571,763.

Transitional Small Business Disclosure Format:

                                Yes      No  X
                                -----    ------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Z Trim Holdings, Inc. which changed its name from Circle Group Holdings, Inc. in 2006, is an emerging growth company focused on the production, licensing, marketing and distribution of its proprietary and patented technology, Z Trim. Z Trim(R) is a natural food ingredient that is currently used by manufacturers, restaurants, and consumers to replace up to 50% of fat and calories without changing taste, texture, appearance or digestive properties in baked goods, dairy products, snacks, deserts, sauces, dressings, processed meats and many other foods. Z Trim is dedicated to transforming the multi-billion dollar processed food industry in its fight to create healthier, lower-fat, lower-calorie products.

Z Trim is also available as an Appetite Control formula that is 100% natural dietary fiber made from the bran of grain and delivered in a cellulose capsule. The new breakthrough product has great absorption capacity resulting in a feeling of fullness and a reduction in appetite thus allowing consumers to continue enjoying eating without sacrifice. Z Trim Appetite Control was recently shown in clinical studies to improve weight loss without causing any gastrointestinal or other negative side effects.

For decades, the industry has taken steps to try to make foods with less calories for the dieting consumer. They have been able to replace sugar and other sweeteners with modest success but have had little success replacing fat, usually creating products that don't taste very good. Sugar replacements such as saccharin, NutraSweet(R) and Splenda(R) can be found everywhere in our foods and eating habits. These food technologies have made their way into our soft drinks, snacks, cookies and our home cooking. We believe that Z Trim, as a fat replacement, has the potential to become as commonplace in our eating as sugar substitutes, and it will do this while still maintaining the original taste of the foods.

As a marketing driven company with a unique technological base, Z Trim's mission is to establish a new paradigm in fiber rich, lower calorie, reduced saturated fat products that promote health beyond basic nutrition. By reducing the fat and calories from fat by up to 50% in foods without sacrificing taste or texture, we believe that Z Trim represents a quantum breakthrough in food science and technology.

After years of development, Z Trim is now commercialized. The Company currently manufactures and markets Z Trim as an affordable ingredient technology that dramatically improves the industry's nutritional promise. The Company's primary objective in 2007 is to build on Z Trim's early successes in various food products and studies, with the target goal of establishing it as an important ingredient in revolutionizing the food industry in a manner analogous to NutraSweet(R). The Company is targeting the end consumer through (i) proposing licensing agreements and direct sales to major food manufacturers and several small to mid size companies, (ii) direct sales to the consumer, and (iii) direct sales to large food institutions such as those that supply to restaurants, hospitals, schools and cafeterias.

Z Trim is an all natural ingredient made from plant fiber, essentially an amorphous cellulose gel. Based on a novel processing system that converts crude fiber grain components into cereal hydro-colloidal compositions, Z Trim is rich in soluble and insoluble fiber, devoid of fat and calories, neutral in taste and totally compatible in texture with foods that it is used in. In concrete terms, this patented, proven ingredient system can significantly improve the health benefits of foods without compromising the taste delivery and mouth-feel properties of full-fat products that are critical to consumers and the market share belonging to the brands of every major food company.

Z Trim was developed at the U.S. Department of Agriculture by Dr. George Inglett. The goal was to create a zero-calorie healthy natural food ingredient utilizing grain bi-products that would replace a large portion of high calorie fats in processed foods. The Company holds the exclusive United States and international manufacturing and marketing rights to the technology for all fields of use. The Company spent the past five years and approximately 14 million dollars perfecting its patented and trade secret formulas, a state-of-the-art manufacturing facility and marketing rollout for production and use. The Company has dozens of U.S. and international patents issued and pending on the Z Trim composition and process as well as numerous trade secrets on this proprietary technology. Certain of the processes based upon the Company's intellectual property portfolio are now in use at the Z Trim plant located in Mundelein, Illinois.

Several consumer studies have been performed on Z Trim by independent focus groups, home use tests, state fairs and staged events at restaurants, and in the media that have been broadcast on NBC, CBS, WGN and FOX. All the results taken as a collective grouping have consistently demonstrated that people cannot tell the difference between a full fat food and the same recipe replacing up to 50% of the fat with Z Trim. Seven out of ten consumers consistently chose Z Trim as the full fat version or the better tasting version.

Z Trim adds water to recipes, so it improves textures resulting in creamier, moister, and juicier foods. The additional water also has the effect of cleansing the palette thereby diminishing aftertastes of fats such as greasiness and filminess. Lastly, Z Trim is healthy soluble and insoluble fiber. Fiber has been shown to improve satiety and contribute to other benefits such as weight loss, lowering of cholesterol and improvement of glycemic index.

We have four operating subsidiaries: Fiber-Gel Technologies,Inc.; thebraveway.com, Inc., operating as The Brave Way Training Systems; On-Line Bedding Corp.; and Z-Amaize Technologies, Inc.; and we have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology.

Z Trim can play a critical role in the obesity epidemic.

Z Trim is a USDA-developed, all-natural, zero calorie fat replacement ingredient made from the healthy fiber of cereal grains. Currently corn or oats is used but Z Trim production can be derived from most economic agricultural products. Current Z Trim products include gel or powder used to replace portions of fat, gums, starches and carbohydrates in foods and as a nutritional supplement to control appetite. In a recent clinical study for weight management Z Trim was proven safe and effective where three out of four participants lost weight on an average of one pound per week with no lifestyle modification.

When used in foods as a gel with the consistency of fats like butter, Z Trim can replace up to 50% of the fat and calories without changing taste and while improving texture. In several consumer tests, nearly all of those surveyed determined that Z Trim foods taste better than, or at least as good, as their full-fat counterparts.

Dr. James Painter, PhD, RD and Chair of the School of Family and Consumer Sciences, performed blind taste studies at Eastern Illinois University with the purpose of determining consumer acceptability of dessert products prepared with varying levels of Z Trim as a fat substitute. All products were prepared using standardized recipes with the exception of varying levels of Z Trim as a fat substitute replacing fat, gram for gram at 25%, 50%, 75% and 100%. Each food product was assessed on four characteristics; appearance, flavor, texture and over all acceptability.

The conclusions were as follows -

o Z Trim may be substituted in all food products that were tested at 25% without showing a significant decrease in consumer liking in any category.

o Z Trim may be substituted at 50% in all food products tested without showing a significant decrease in overall acceptability

o Z Trim may be substituted at 75% in chocolate and cheese cakes without showing a significant decrease in consumer liking in any category

o Z Trim may be substituted at 100% in chocolate cake without showing a significant decrease in consumer liking in any category

o Z Trim may be substituted at 100% in chocolate and cheese cakes without showing a decrease in overall acceptability.

o At 25% substitution texture increased significantly with soft raisin cookies and appearance increase significantly in chocolate and cheese cakes


Whether  replacing fat in foods, or as an appetite  control  supplement,  Z Trim
consistently   creates  a  feeling   of   non-bloated   fullness   without   any
gastrointestinal (G.I.) or other negative side effects.

The ever-expanding interest by consumers in nutrition and their on-going search to find an effective and healthy weight management solution that works in a majority of cases, without lifestyle modification, is helping to drive the increase in our sales. Z Trim makes most foods healthier, whether in home kitchens, on grocery shelves or via institutional food service.

Z Trim is great news, and the media is picking up on the story.

"You On a Diet" (Free Press) authors Dr. Mehmet Oz and Dr. Michael Roizen, who appear frequently on Oprah Winfrey's day time talk show, acknowledge in their current chart topping bestseller that foods made with Z Trim have all the "taste" benefits of fat (better taste, more creaminess, better mouth-feel)without the caloric load. In a section headed "Help on the Horizon!" the authors note that their tasters reported that foods with Z Trim had all the flavor of the full-fat food, and conclude that Z Trim may eventually change the way we eat. The authors have a show of the same name on Discovery Health Channel. It is notable that the authors saw fit to discuss Z Trim as a product and by name due to the fact they have not to our knowledge previously done so with other products.

The Company owns one of the top nutritional analysis web sites Nutritional Analysis Technology Site according to Google Search results. Internet traffic to the Nutritional Analysis Technology Site (NATS)(http://nat.crgq.com/) provides a steady stream of new health seekers, allowing us to spread the message about the benefits of our marketing message LIVE LIFE BETTER(TM) with Z Trim to an audience interested in health and nutrition. Visitors to the NATS site can also buy Z Trim products.

The company continues the expansion of the ZTM shareholder base by developing new investment banking relationships, and by contacting the investment community at the broker, MicroCap Fund, and individual levels to inform and educate them about Z Trim Holdings, Inc. and the company's USDA developed Z Trim technology, what we feel is the "Answer to the Obesity Epidemic". Every customer becomes a potential product spokesperson as well as a potential shareholder. We won't rest until every American embraces Z Trim.

Cornell Students were awarded third place in the Research Chefs Association National Culinology Competition using Z Trim.

We are continuing to expand our marketing and publicity programs to inform and educate the world about the intersecting Pandemic of Obesity and Z Trim as a solution available now. This includes a video with Dr. Stuart Trager talking about the health benefits of Z Trim and the clinical study

Z Trim is the right product, in the right place at the right time

According to the World Health Organization, over one billion people are overweight across the globe, and that number is steadily rising. Various medical studies show that overweight persons are physiologically predisposed to advance into clinical obesity. The U.S. Centers for Disease Control has now formally labeled obesity an epidemic, recognizing its erosive effect on the national economy in terms of lost productivity and wages, increasing costs of benefits programs and publicly funded health programs, increased diversionary spending and the proliferation of avoidable disease. The Center for Science in the Public Interest is constantly challenging the food industry to reduce fats, to stop marketing to children and to make other meaningful changes. The American Medical Association, the American Cancer Society, the American Heart Association and even the USDA are devoting more of their resources to re-educating the public on how healthy lifestyles can help to curtail the obesity epidemic.

We believe there is a convergence of interests today among consumers who would like to be healthier without sacrificing delicious foods, the food companies who are interested in a solution, and governments who have declared the need to legislate consumers' fat intake. This is creating a market driven force for change within the food industry. The World Health Organization recently declared obesity as the biggest and most costly health problem on earth and yet, even though the media covers this topic extensively, we know of no legitimate contender to solve the dilemma. We believe that Z Trim is the first major contender.

Over fifty ingredients that replace fat have been introduced during the past quarter century and today represent a large growth opportunity. Several of these ingredients exist today in products labeled as "low fat", "no fat" "less fat" and "reduced fat", but foods containing these ingredients are often considered by consumers to have bad taste and texture. A few ingredients, such as Olestra, are frequently cited as having a negative impact on digestive health.

Recently, certain large food companies suggested the solution was to lower portion sizes. History shows that this actually results in consumers eating more than they ate previously. Another recent report showed that trans fats, which are nine calories per gram, can be removed in favor of palm oil, (also nine calories per gram), which years ago was replaced by tran's fats because the industry said it was unhealthy at the time. Z Trim(R), developed by the United States Department of Agriculture (USDA), is a natural zero calorie fat-substitute made from the bran and hulls of cereal grains that lowers 25% to 50% of calories from fats in most foods without negatively affecting taste or texture. Z Trim generally can't be detected by consumers when formulated correctly in dairy, dressings, dips, sauces, baked goods, processed meats, snack foods, cookies, pies, cakes, icings, brownies, bars, ice cream, milk shakes and many other foods. It improves texture significantly; makes meats juicier, baked goods moister, dips creamier. Z Trim lets you to eat more of the foods you love without fear of weight gain and allows you to lose weight without giving up the foods you love. Z Trim adopts the flavor and mouth feel of most recipes and has been proven in studies that a majority of consumers prefer Z Trim foods over their full-fat counterparts. Z Trim can substantially reduce harmful trans and saturated fats and adds healthy insoluble and soluble dietary fiber which can be beneficial to heart patients and diabetics. Z Trim can improve digestion without any negative side effects sometimes associated with other fat substitutes and is generally recognized as safe (GRAS) by the Food and Drug Administration. Fiber has been shown to improve satiety and contribute to other benefits such as weight loss, lowering of cholesterol and improvement of glycemic index.

MARKETING AND DISTRIBUTION

The needs of the public, the food industry and the regulatory bodies are converging to deliver a tremendous market demand for a healthy solution to the obesity epidemic. "Added fats" are used in cooking, as table spreads and in the manufacture of food products, such as baked goods, salad dressings, and potato chips. Added fats represent approximately half of the total fats we consume. The replacement of 1/3 of added fats with Z Trim is one of the Company's goals.

The Company has a co-branding campaign, themed on the Company's trademarks Z TRIM(R) and LIVE LIFE BETTER(TM). This theme is aimed at marketing Z Trim simultaneously to the packaged food industry, to the restaurant industry, to institutional food providers (hospitals, schools, prisons, etc.), nutrition, fitness and healthfood companies, and to consumers who use it at home as well as seeking it out in the products they buy off of grocery store shelves and restaurant menus. Recognizable "Z Trim" and "Live Life Better" logos on food packaging, or adjacent to menu items, in our estimation, will signify a food product made better and healthier.

Our marketing strategy for Z Trim and the Z Trim line of products includes the use of a variety of consumer media in pursuit of a brand awareness campaign targeted to the consumer, and a business-to-business campaign focusing on product education, sales, promotional and distribution strategies targeted to the food manufacturing and dining industries. Z Trim product sales are targeted to the manufacturers of dairy, bakery, cereal, confectionary, processed meat, sauces, snack food, beverage, consumer-packaged and frozen foods, delicatessen, and private label foods, as well as to institutional food service, restaurants, catering, food solutions and "meal-makers" meal preparation outlets.

PRINCIPAL PRODUCTS AND SERVICES

     Z Trim is currently our principal product. As more fully described above, we own the exclusive license for all fields of use both domestically and internationally to Z Trim, an all-natural, agriculturally-based fat replacement developed by USDA. Z Trim can be used to decrease fat and calories and increase insoluble healthy fiber in foods.


EMPLOYEES AND LABOR RELATIONS

     As of December 31, 2006 we employed thirty three persons on a full-time basis and one person on a part-time basis. While we believe that the current number of employees is sufficient to carry on our business as currently conducted, we may need to hire additional employees to meet future operational requirements. None of our employees are represented by a labor union and we are not governed by any collective bargaining agreements. We believe that relations with our employees are good.

COMPETITION

     Although we compete with other food specialty firms providing products in the same ingredient categories, we believe that Z Trim represents a better, more comprehensive fat replacement solution than those of other companies.

ADVISORY PANEL OF EXPERTS

William Smithburg - joined The Quaker Oats Company in 1966 as a Brand Manager, after five years with two advertising agencies. Mr. Smithburg became Vice President and General Manager of the Cereals division in 1970. In 1976, Mr. Smithburg became Executive Vice President - U.S. Grocery Products, the largest division of The Quaker Oats Company. He was named to The Quaker Oats Board of Directors in 1978, and in 1979 was named President and Chief Operating Officer. Two years later, in 1981, he became Quaker's Chief Executive Officer and assumed the position of Chairman of the Board in 1983. He held that position until retiring in November, 1997. Mr. Smithburg is also a Director of Abbott Laboratories, Corning Incorporated, The Northern Trust Company and Smurfit-Stone Container Corporation. He served on the Board of Directors of the Grocery
Manufacturers of America from 1981 to 1997 and was Chairman of the Grocery Manufacturers of America's Board of Directors from 1993 to 1995. He also serves on the Board of Trustees of Northwestern University and has served as a member of the Civic Committee of the Commercial Club of Chicago and a director of Northwestern Memorial Hospital where he was Chairman of the Board from 1992 to 1993.

George A. Naddaff - is the current Chairman and co-CEO of KnowFat Lifestyle Grills. Mr. Naddaff is considered by many to be the "Guru of Franchising". He developed Boston Chicken/Boston Market into a national franchise brand and in 1992 sold it to a group of Blockbuster Video executives. In 1993 he shared in its record-setting IPO (143% first-day increase). Naddaff has founded and/or been significantly involved with several other successful concepts including:
Mulberry Child Care Centers, which had over 90 company-owned childcare centers when it was sold to KinderCare; Sylvan Learning Centers, the nation's leading after-school learning facilities; Ranch*1, a New York-based chain of grilled chicken sandwich restaurants; Living and Learning Schools, which operated more than 50 upscale childcare facilities and was sold to KinderCare; and VR Business Brokers, the nation's largest business brokerage franchise with over 350 offices, which was acquired in 1986 by Christies, London. Naddaff began his career in food service when he co-founded International Foods, which operated 19 KFC franchises in the Boston area and was sold in 1970.

Nicki Anderson - has spent the last 10 years trying to shift the way people view diet and exercise. Nicki believes that exercise has become punishment for an imperfect body. It seems that exercise is perceived to be for the elite athlete or thin person. As a fitness professional, she feels that it is her responsibility to introduce exercise as something that is positive and life enhancing. Ms Anderson believes that more often than not, people view exercise and sound nutrition as an all or nothing proposition. Ms. Anderson, IDEA Master Trainer, is the author of "Reality Fitness: Inspiration for Your Health and Well-being". She is the health and fitness columnist for Suburban Chicago
Newspapers as well as a family fitness contributor for eDiets. She is a certified personal trainer through the National Academy of Sports Medicine
(NASM). Nicki sits on the IHRSA Entrepreneurial Advisory Board, the Personal Training Committee for IDEA, and USA Today's Entrepreneurial Advisory Board.

Basil J. Falcone - At the time of its sale in 1997, Mr. Falcone was the former co-owner and Vice Chairman of General Drug, the 11th largest pharmaceutical distributor in the United States. Shortly thereafter, he acquired Omaha Vaccine & American Veterinary Pharmaceutical Co. which he sold in 2004. Acting in a broad strategic advisory role, Mr. Falcone currently has significant interests in human vaccine, nutraceutical and functional food companies. In his forty-six years of business and entrepreneurial experience, Mr. Falcone began as a 21-year old college graduate management trainee at General Motors and since has held management positions in large and middle size companies, commencing his first turnaround acquisition at age 37. Mr. Falcone has a Bachelor of Science degree in Sociology, Fordham University, N.Y. 1960 and MBA Graduate Studies, Baruch Graduate School of Management (City University of New York). He is a Member of the Economic Club of Chicago and a Board member of Bastyr University, Seattle Washington.

Triveni P. Shukla, Ph.D - Vice President, Technology Development for Z Trim. Dr. Shukla is in charge of accelerating Z Trim's manufacturing process and market development. He has a distinguished international background in food science. For ten years, he was head of R&D and Engineering at Krause Milling Co. (now
ADM), and has spent almost two decades as a consultant to the global food processing industries. Dr. Shukla is a scientist of vast and varied business and technical experience in the cereal foods and allied industries, commercial development and R&D. His activities and expertise cover a wide range:
post-harvest technology assessment and forecasting, contract R&D, market research, development and improvement strategies, technical and economic feasibility studies, competitive analysis and market intelligence, facility planning, sub-sector analysis and privatization, joint-venture analysis and international technology transfer. He is an internationally recognized expert in dry and wet corn milling. Dr. Shukla's association with Cargill, A.E. Staley, American Maize Co., U.S. Feed Grains Council, Winrock International, Monsanto and many other multi-national food processing clients constitutes a valuable body of experience. The list of companies that Dr. Shukla has worked with also includes: Anheuser-Busch, Bimbo (Mexico), Cedarburg Dairy/Kemp, ConAgra,
Experience Inc., Frigo Cheese Co./Unigated Ltd., Grupo Minsa s.a. de c.v. (Mexico), Heinz Co./Ore-Ida Foods, Heinz Co./Foodways Natl., Hershey Foods Corporation, Illinois Cereal Mills, Kraft-General Foods, Labbat Anderson, Mexican Accent Inc., Monsanto Company, Nabisco Brands, National Honey Board, Oscar Meyer Foods/Philip Morris, Procter & Gamble, Quaker Oats, Sigma Alimentos/Grupo Alpha (Mexico), Group Minsa of Mexico and Matrix Group of Malaysia, as well as four companies in Japan, two in India and two more in Korea.

Eric Carre - Research & Development Chef/Expert in Global Cuisine. Chef Eric's prior 25+ years of industry experience encompasses restaurant, R&D and food manufacturing both in the US and abroad and includes being the Executive Chef/VP of R&D for Culinary Foods, Inc. (a wholly owned subsidiary of Tyson Foods, Inc.) where he increased sales from $34 million to $142 million in 6 years. He has also served as Executive Chef/VP R&D at Culinary Brands, Inc., a division of Nestle and a pioneer in the use of sous vide cooking in the United States. In collaboration with UC Davis, Mr. Carre developed, pasteurized fully prepared, fresh refrigerated food using the cook-chill and Cook-in-Pack sous vide method. Eric was a 2005 Nominee for Award of Excellence - IACP (International Association of Culinary Professionals) and has been an editorial contributor and speaker to numerous major industry publications, seminars and conferences. His client's include Devanco Foods (frozen shawarma & cold sauces), Harbor Seafood (frozen lobster, fish & other seafood), Smithfield Innovations (Frozen Sauce Program), Distinctive Foods LLC (Chicago Flatbread & Texas Flatbread product lines; Pie Piper (Sweets Program), Alfa Gamma Seafood (Fish and Seafood),
Newhall Klein Inc. Marketing Communications (Culinary Ideation, Editorial Newsletter Services & Food Service Recipe Development), Gage Foods (School Feeding Program), Costco Club Stores Wholesale, National distribution, United Airlines, British Airways, Lufthansa, Wyndham Hotels, Casino Morongo, CA, Whole Foods' Trader Joes, Perdue Farms, White Toque, and Little Lady Foods (Sauce Program).

Dari Carre - is a renowned Research & Development Chef-Consultant. Dari's career in food began in 1988 upon completion of a Professional Diploma in Classical French Cooking at New York City's Institute for Culinary Education. Remaining in New York, she apprenticed at Rockefeller Center's 3-Star French restaurant, La Reserve, and then went on to work as a private chef, food stylist and cooking instructor. Dari develops recipes and food products with manufacturing, food service and consumer applications. Her clients include New Zealand Green Shell Mussel Marketing Board (manufacturing and consumer), Culinary Foods, Inc., a subsidiary of Tyson Foods, Inc. (foodservice) Better Homes & Gardens Magazine (savory & dessert for consumer), Barilla America (manufacturing & back-of-the-box consumer), Uncle Ben's Rice (savory for children and adult consumer) and Starbucks Coffee Company (foodservice). As a Product Marketer, she creates product-marketing strategies and delivers product demonstrations for Chef Demonstrations of new specialty cheese product launches by Kraft Foods, Inc, served as Spokesperson for the National Pork Producers Council in their MTV-inspired educational video targeted toward high school students, and Food Stylist for such media as cable TV's Home Shopping Network (HSN). Dari serves as Contributing Editor to various trade and consumer publications including Prepared Foods Magazine, Better Homes & Gardens, and Food Distribution Magazine, among many others.

Juan-Carlos Cruz - began his culinary career at California Culinary Academy (class of 93). He went on to become one of L.A.'s most sought after pastry experts, working at some of California's finest hotels and creating desserts for Gary Oldman, Jack Nicholson, Nancy Reagan, Will Smith, Oprah Winfrey, Jim Carrey, Joe Namath, Prince Phillip, Julia Roberts, Russell Crowe, and many others. Juan-Carlos was part of the team that represented the illustrious Hotel Bel-Air at the James Beard House and received such high praise for his work that in 2001 he decided to spin off on his own and begin Pastrydude.com in Los Angeles. Pastrydude.com is now one of Los Angeles' premiere wedding cake destinations for decadent made-to-order creations. After appearing on Discovery Health Network's Body Challenge (six episodes) on which he lost a total of 43 pounds (with an additional 17 lbs lost after the show wrapped), Juan-Carlos' attitude towards food expanded to include recipes for the calorie conscious. Alongside his other businesses, Juan-Carlos began running Calorie Commando Catering with the mission of providing the best heart-healthy food in Los Angeles.

Juan-Carlos also appeared on Discovery Health Network's Body Challenge 2 as "Calorie Commando." Juan-Carlos then appeared on the Body Challenge 3 as the host/weigh in coordinator. Other recent appearances include Soap Center for the Soap Opera Network, The Modern Girls Guide to Life for the Style Network, and Cooking School Stories on the Food Network. He has also made appearances on the Countdown to the Academy Awards on E!, Celebrity Diets on VH1, and is the host of Calorie Commando.

Zev Davis, M.D. - is Director, Cardiovascular Surgery at the Edward Heart Hospital in Naperville, Illinois. He is a partner in Cardiac Surgery Associates, one of the larger cardiac surgical practices in the country. Born and raised in New York City, he moved with his family to Israel for ten years, completing high school, university and medical school at the Hebrew University/Hadassah in Jerusalem, Israel. After a general surgical residency and cardiovascular fellowship at the Mayo Clinic, Dr. Davis trained additionally at the Hektoen Institute for Congenital Heart Disease (Chicago), and Johns Hopkins and Hospital Broussais (Paris, France). While performing all aspects of adult cardiac, thoracic and vascular surgery, Dr. Davis' particular interest is mitral valve repair, treatment of heart failure by left ventricular remodeling and reconstruction, and endoscopic (minimally invasive) vein and artery harvest. He is a member of many scientific societies, and has published multiple articles with frequent national presentations. Dr. Davis is involved in medical volunteer projects around the world, including Russia (Siberia), Pakistan, Israel, Honduras and Kenya.

Mark DeMeo, M.D. - is Board Certified in Gastroenterology and Internal Medicine. He received his medical degree at UMDNJ-Rutgers Robert Woods Johnson Medical School in Piscatawa, New Jersey. His special interests are: celiac disease, pancreatic disease, obesity, nutrition and gastrointestinal disease, and functional bowel disease. His research interests are pancreatic disease, the role of nutrition in gastrointestinal disease, celiac disease, obesity, gut immunology, and functional bowel disease.

James Painter, Ph.D is a Registered Dietitian, who earned a Ph.D. from the University of Illinois in Human Resource and Family Studies, a MS from Oklahoma State University in Food, Nutrition and Institution Administration and a BS from Southern Illinois University, Carbondale in Food and Nutrition. His professional experiences include serving on the faculty at the University of Illinois, Nutrition Consultant and Senior Food Service Director with Marriott Corporation. His professional affiliations include American Association of Family and Consumer Sciences, Society for Nutrition Education, Gamma Sigma Delta and the American Dietetic Association. He has over 60 professional and peer reviewed publications to his credit. He serves on the editorial board for Foodservice Research International and is a reviewer for Journal of Nutrition Education and Journal of Food Composition and Analysis. His expertise is recognized through his 100-plus professional lectures and presentations along with numerous public presentations, articles and interviews. He has served as principal investigator/co-principal investigator on more than 3 dozen grants. Currently he is Chairperson of the Family and Consumer Sciences at Eastern Illinois University.

Heather Hawk - is a national health and fitness correspondent for television and radio. As a spokesperson, consultant, and fitness advisor for numerous corporations and organizations in the health and fitness industry, she is involved in all aspects of the business including: product development and evaluation, program development, training, industry and consumer seminars, and scripting, hosting and producing instructional and promotional videos. Having been involved in fitness since the age of 15, Heather's passion is to educate and motivate all ages on the numerous benefits of a healthy lifestyle. This is accomplished through her media endeavors, video projects, and corporate affiliations. Heather has been seen on all the major networks as well as various cable stations including ESPN, ESPN 2, and QVC to name a few. Heather can be seen hosting "Get Hooked On Health", a 30-minute television program airing on the Charter Network that was launched as part of a national health and fitness campaign. She has hosted the popular news segment "Fit on Fox" on the Fox network for 6 years. She teaches listeners how to eat well, train properly, and create a healthier lifestyle through her nationally syndicated radio show "Hawk On Health".

Heather serves as the Director of Fitness Programming for Danskin Fitness Accessories for Women as well as Empower Fitness Equipment for Women. She serves on the Advisory Board for several companies. As an advocate for the American
Liver Foundation, National Down Syndrome Society, Muscular Dystrophy Association, Life Skills Foundation and the Spina Bifida Association of America, Hawk speaks publicly to raise awareness for these important groups. In recognition of her efforts, the American Liver Foundation named Hawk Media Person of the Year in 2000. Hawk graduated from Washington University's John M. Olin School of Business with a bachelor of science in business administration and marketing. Together with her personal training certification from the American Council for Exercise (ACE), Hawk combined her business savvy and passion for health and fitness to build Hawk on Health, LLC. Founded in 2002, Hawk on Health, LLC., promotes the significance of fitness, nutrition, wellness and medical issues encompassing every aspect of the Health and Fitness industry.

PLANT USAGE SALES SCENARIOS

In a 12 month period, the plant can currently produce an estimated one million pounds of finished Z Trim powder at 25x absorption. This could also equate to 25 million pounds of Z Trim Gel at 4% solids. The Company has no way at this time of knowing exact amounts of each product but anticipates it will produce a combination of 25x Z Trim Powder and 4% solids Z Trim Gel. Below are various uses of that available production capacity supply. The Company already sells to all 9 channels in varying percentages and expects that trend to continue as it grows however with little predictability of how much will be sold to each area in the future.

1) Industry Manufacturer sales of Z Trim Boxed Powder (22 pounds) at $120 (current price @ $5.5/lb) 45,454 boxes (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $5,500,000.

2) Industry Manufacturer sales of Z Trim Gel (one gallon) at $2.5 (current price @ $0.3/lb) 3,000,000 gallons (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $7,500,000.

3) Institutional User sales of Z Trim Gel (one gallon) at $5.00 (current price @ $0.6/lb) Schools, Universities, Hospitals, Hotels, Restaurants 3,000,000 gallons (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $15,000,000.

4) Consumer Retail sales of Appetite Control Capsules at $29.95 (current bulk price at web site) 3,600,000 bottles (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $107,820,000.

5) Consumer Retail sales of Appetite Control Capsules at $14.00 (wholesale price to large retailers) 3,600,000 bottles (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $50,400,000.

6) Consumer Retail sales of Z Trim Fat Replacement at $3.99 (current bulk price at web site) 25,000,000 bottles (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $99,750,000.

7) Consumer Retail sales of Z Trim Fat Replacement at $2.00 (wholesale price to large retailers) 25,000,000 bottles (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $50,000,000.

8) Consumer Retail sales of Z Trim Fiber Supplement (8 ounce) at $34.95 (current price at web site) 2,000,000 packs (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $69,900,000.

9) Consumer Retail sales of Z Trim Fiber Supplement (8 oz) at $15.00 (wholesale price to large retailers) 2,000,000 packs (assuming total utilization of all available production capacity supply for only this channel) Total Annual Potential Gross Revenue $30,000,000.



SUBSIDIARIES

FIBERGEL TECHNOLOGIES, INC.

     FiberGel owned the exclusive, worldwide license for all fields of use to Z Trim, an all-natural, agricultural-based fat replacement developed by the Agricultural Research Service of the United States Department of Agriculture ("USDA"). The Company acquired FiberGel, formerly a wholly-owned subsidiary of Utek Corporation ("Utek"), on August 27, 2002. Under the terms of the acquisition, we issued 2,800,000 shares of our common stock to Utek valued at $504,000 using an average market price of $0.18 per share. We also issued a three year warrant to Utek to purchase 500,000 shares of our common stock at an exercise price of $0.36 per share of which such warrants were fully exercised in 2004. Z Trim Holdings, Inc. owns the exclusive U.S. and international rights to Z Trim, and Z Trim is currently our primary focus.



     Z Trim is a natural zero calorie fat-substitute made from the hulls of corn, oats, soy, rice, barley that lowers 25% to 50% of calories from fats in most foods without negatively affecting taste or texture. Z Trim generally can't be detected by consumers when formulated correctly in dairy, dressings, dips, sauces, baked goods, processed meats, snack foods, cookies, pies, cakes, icings, brownies, bars, ice cream, milk shakes and many other foods. It improves texture significantly; makes meats juicier, baked goods moister, dips creamier. Z Trim lets you to eat more of the foods you love without fear of weight gain and allows you to lose weight without giving up the foods you love. Z Trim adopts the flavor and mouth feel of most recipes and reduces aftertaste in most foods. It has been proven in studies that a majority of consumers prefer Z Trim foods over their full-fat counterparts. Z Trim can substantially reduce harmful Trans and saturated fats and adds healthy insoluble and soluble dietary fiber which can be beneficial to heart patients and diabetics. Z Trim can improve digestion without any negative side effects sometimes associated with other fat substitutes. Z Trim's proprietary process turns worthless agricultural bi-products into a valuable and highly functional food ingredient with significant economic and health advantages over the fat it replaces. Z Trim provides a competitive industry advantage, reduces environmental management costs, and delivers a novel and substantial profit center to manufacturers.

     Z Trim is protected by an extensive intellectual property portfolio with dozens of patents issued and pending throughout the world, as well as myriad associated trade secrets and know how, copyrighted works and trademarks. Z Trim has been featured on Fox News "Your World w/ Neil Cavuto"; USA Today, Chicago Tribune, as well as local affiliates of NBC, FOX and CBS.

     The Company has been responding to industry inquiries and initiated exclusive partnership discussions with major domestic and international companies representing several food applications. As a result of new Z Trim product developments presented by the our technology team, led by Triveni P. Shukla, Ph.D., Vice President of Technology Development, we have been able to expand the scope of our marketing partnership programs to include numerous applications under the following major SIC classifications:

     o    311.200 Grains and oil seeds;

     o    311.300 Sugar and confectionary;

     o    311.400 Fruits and vegetables;

     o    311.500 Dairy products; o 311.600 Processed meat; and

     o    311.800 Bakeries and tortillas.

     The Company currently provides samples of Z Trim worldwide for testing to large, medium and small food companies as well as institutional food services along with technological support. There are many current customers using Z Trim in products being sold commercially and in restaurants along with several potential short, medium and long-term customers currently purchasing Z Trim for pilot testing of several different product applications.

The Company has received numerous inquiries in the United States and internationally relating to the manufacture, food processing, distribution licensing and sale of Z Trim, which we have the right to produce pursuant to an exclusive license from the USDA.

     The Company is currently making and shipping product to satisfy its customers' orders and product sample requests. Swiss based conglomerate DKSH, the company's distributor under exclusive limited territorial rights in Europe, Asia, Australia and South America has been purchasing Z Trim and providing current and potential customers with product samples and other product related assistance for both Z Trim and their newly developed non-GMO (Genetically Modified Organisms) Oat versions of Z Trim. The raw material oats are being acquired through a distributor from Quaker Oats.

     The Company has been shipping Z Trim product samples to many domestic and international food companies and has provided them with technical literature and assisted them with their product formulations. In addition, we have been selling Z Trim powder and Z Trim Gel directly to consumers for use in home cooking and has expanded its product offerings to include gourmet cookies, brownies and salad dressing.

     The Company completed the refinement of its proprietary Z Trim process during 2005 in its manufacturing plant adjacent to its corporate offices in Mundelein, Illinois. Now, in 2006, the Company has retained a renowned food formulation team to work directly with manufacturers and institutions on their formulations that require lowering fat. The Company also hired a well known marketing company to develop awareness of the Z Trim Brand.

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

     The acquisition of the socially conscious NATS site is very significant to us because it has the potential to provide us with a large consumer audience, as it attracts as many as two million visitors per month from more than eighty countries. We are increasing awareness about our Z Trim products and their benefits to consumers who visit the NATS website. Visitors to the site can also purchase Z Trim products, a pedometer based diet program, and Palm OS software versions of the NATS site that they can use when on the go. We are planning to expand the number of products being offered on the web site in 2006 to include cooperative advertising and marketing of healthy, calorie and fat reduced Z Trim products launched by food industry partners.


BRAVE WAY TRAINING SYSTEMS

     The Brave Way Training Systems, another of our wholly owned subsidiaries, is a security training and product company. The Brave Way offers proven, highly effective, low-cost self-defense courses and videos with a uniquely targeted curriculum focusing on personal safety and self-defense including rape prevention. Courses are offered for police officers and security personnel through The Brave Way's state certified law enforcement training for students and teachers, individuals, Airline Personnel, Hospital personnel, through park districts, clubs, churches and other organizations as well as corporations. The Brave Way instructors have experience in multiple martial arts, and backgrounds in martial arts, security, self-defense, and the military.

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

     For financial data on the reportable segments, you should refer to the Consolidated Financial Statements and the notes thereto.


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


ITEM 2.  DESCRIPTION OF PROPERTY.

     We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $26,500 per month pursuant to non-cancelable operating leases that expire in 2007. The current lease term is through 2010. We have the option to extend our current lease for two more years at the current rate and to extend it for five more years after the two year period with a 10% increase. All of our subsidiaries and divisions are operated out of this space.

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

On July 17, 2006, George Foreman Enterprises, Inc. filed a complaint against Z Trim Holdings, Inc. in the U.S. District Court seeking damages in excess of $70,000,000 for specific performance, breach of contract, promissory estoppel and unjust enrichment. The basis for all such claims is the underlying LOA, set forth above. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On July 6, 2006, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product. The case was dismissed by the court owing to a technicality and on March 20, 2007 the Company filed suit again. No trial date has been set as of yet.

On January 18, 2007, the Company was served with a complaint by Daniel Caravette for breach of contract and violation of the Illinois Wage Payment and Collection Act, seeking damages in excess of $1,000,000. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

In October 2006, the Company settled litigation with two former investor relation consultants and issued total of 275,000 shares of its common stock at a fair value of $341,000 based on the closing market price at the dates of settlements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the vote of the stockholders during the last quarter of fiscal year 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     The following table sets forth, for the periods indicated, the high and low closing prices for our common stock, as quoted for trading on the American Stock Exchange under the symbol "ZTM." Our common stock began trading on the American Stock Exchange on March 31, 2004. The last reported sale price of our common stock on December 31, 2006 was $0.94 per share.

2005                                                     HIGH         LOW
-------                                                ------       -----
1st Quarter*                                            $2.02        $0.68
2nd Quarter                                             $1.49        $0.35
3rd Quarter                                             $1.41        $0.86
4th Quarter                                             $1.56        $0.73

2006                                                     HIGH         LOW
-------                                                -----        -----
1st Quarter                                             $1.42        $0.74
2nd Quarter                                             $1.94        $1.00
3rd Quarter                                             $1.47        $1.00
4th Quarter                                             $1.35        $0.76


2007                                                     HIGH         LOW
-------                                                -----        -----
1st Quarter (through March 30, 2007)                    $1.76        $0.87

*Our common stock was traded in the over-the-counter market until the March 31, 2004. As such, the prices for the quarters prior to March 31, 2004 set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of March 27, 2007, there were 411 record holders of the common stock. This number does not include shareholders whose shares are held in securities position listings. We have never paid any dividends on its common stock and do not anticipate paying any dividends in the foreseeable future.


                   EQUITY COMPENSATION PLAN INFORMATION
                            (AS OF DECEMBER 31, 2006)


                        NUMBER OF SHARES
                       REMAINING AVAILABLE
WEIGHTED-AVERAGE       FOR FUTURE ISSUANCE
EXERCISE PRICE OF         UNDER EQUITY
OUTSTANDING             COMPENSATION PLANS          NUMBER OF SHARES TO BE
OPTIONS,              (EXCLUDING SECURITIES         ISSUED UPON EXERCISE OF
WARRANTS AND             REFLECTED IN 1ST             OUTSTANDING OPTIONS,
RIGHTS                    PLAN CATEGORY                WARRANTS AND RIGHTS
                             COLUMN)
- -------------        ----------------------        -----------------------
Equity compensation plans approved by security holders (1)

$0.99                         84,913                              19,915,087


Equity compensation plans not approved by security holders (2)


Total...........................................................................

$0.99                         84,913                              19,915,087

(1) These plans consist of the 2004 Stock Incentive Plan.

(2) We do not maintain any equity compensation plans that have not been approved by the stockholders.

On March 27, 2007, we entered into private placement subscription agreements pursuant to which we sold unregistered shares of our common stock, par value $0.00005 per share ("Common Stock"), and warrants exercisable for Common Stock. We sold 80 units in the private placement at a price of $100,000 per unit, with each unit consisting of 100,000 shares of Common Stock and a five-year warrant with an exercise price of $1.20 per share to purchase 25,000 shares of Common Stock (the "Warrants"). In the aggregate we sold 8,000,000 shares of Common Stock, and Warrants to purchase an additional 2,000,000 shares of Common Stock. We will receive gross proceeds of $8,000,000 from these sales. We also entered into a registration rights agreement in connection with the private placement pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

JP Turner & Company, LLC ("JP Turner") served as the lead placement agent in connection with the private placement. JP Turner, together with any affiliate placement agents, will receive cash fees in the aggregate of $1,040,000 and warrants to purchase 1,200,000 shares of Common Stock on terms which are identical to the Warrants included in the units except that the exercise price is $1.00 per share. In addition, the placement agent's warrant has registration rights that are the same as those afforded to investors in the private placement.

We determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption therefrom.

The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to this report.

On March 27, 2007, the Company entered into an agreement with former consultants to the Company (Farhad Zaghi and Nurieel Akhamzadeh) and related parties pursuant to which the consultants agreed to cancel previously issued and outstanding warrants to purchase 1,491,666 shares of the Company's common stock in exchange for the Company's agreement to issue one or more warrants for up to 2,266,666 shares of the Company's common stock. The new warrants are to be issued upon demand of the warrant holders no sooner than 8 months nor later than 24 months from the date of the agreement. Any demand must be for at least 150,000 shares. Once issued, the warrants will have a 2-year term. The exercise price per share of the warrants, if issued, with respect to 1,604,166 shares will be equal to the 45-trading-day trailing average closing price of the Company's common stock as of the date of demand (the "45-Day Average Price"), but not greater than $1.25. With respect to the other 662,500 shares, the exercise price per share of the warrants shall be equal to 95% of the 45-Day Average Price, but not greater than $1.25. If issued, the warrants will carry with them a lock-up provision prohibiting the holder from selling any shares received upon exercise prior to the expiration of 14 months from the date of the agreement. Within 6 months of issuance of any warrant pursuant to the agreement, the Company has the obligation to register the shares underlying the warrant.

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


OVERVIEW

     In 2005 we refined our direction from a pioneer of emerging technology companies where we provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to the marketplace through all phases of the commercialization process, to a company that will focus its resources primarily on the manufacture, marketing and sale of Z Trim, our zero calorie fat substitute and other Z Trim related products. The company will continue exploring all available options for its other non-Z Trim technologies and related assets.

Z Trim Holdings, Inc. was founded in May 1994 under the original name, Circle Group Entertainment Ltd. and changed its name to Circle Group Internet, Inc. in 1997, to Circle Group Holdings, Inc. in 2003, and to Z Trim Holdings, Inc. in 2006. We had no business operations except for research and development activities between May 1994 and January 1997. In 2002, we reorganized our business units into three reportable segments: food product development, security product development, and e-tailor, and acquired Fiber-Gel Technologies, Inc., which owned the exclusive license to Z Trim, an all-natural, agricultural-based fat replacement. Z Trim Holdings, Inc. currently owns the license.

     We  have  four  operating  subsidiaries:   Fiber-Gel  Technologies,   Inc.,
thebraveway.com, Inc., (operating as The Brave Way Training Systems), On-Line Bedding Corp., and Z-Amaize Technologies, Inc.

RECENT MATERIAL DEVELOPMENTS

     On June 21, 2006, at a Special Shareholder Meeting, shareholders voted to change the name from Circle Group Holdings, Inc. to Z Trim Holdings, Inc. The trading symbol was also changed from CXN to ZTM trading on the American Stock Exchange (AMEX).

     On February 22, we announced that this year's fiscal sales (calendar 2007) of Z Trim for January and the first 21 days of February surpassed the Z Trim product sales for calendar year 2006, which were $103,269.00 and the achievement of significant progress in its business plan implementation. The company attributes the improvement to strategic marketing coinciding with increased demand by consumers and growing use by food producers.

In the 4th quarter of 2006, the Company surveyed its existing customer base and was provided projections of their anticipated utilization of Z Trim for the calendar year 2007. The total of those projections, if achieved, is estimated to consume the company's current plant capacity on a run-rate basis by year end 2007. With the potential for exceeding the existing plant capacity becoming a realistic late 2007 target, the Company is presently in various discussions with custom food ingredient companies to manufacture Z Trim in plants within the continental United States as well as internationally.

The Company now has three distinct venues it markets and sells to:

* 1st Tier.....Food Processors & Manufacturers
* 2nd Tier.....Food Service (Schools, Restaurants, Hospitals, Hotels)
* 3rd Tier.....Direct to Consumers, Consumer Retail

These Tiers all present totally different opportunities, but each offer unique and substantial market leverage if maximized.

In January 2007, a Pittsburgh area school district announced it was using Z Trim Mayo spread in its prepared salads, such as tuna fish salad, egg salad and potato salad and in its ranch dressing. Z Trim Mayo Spread has 25 calories per serving and 82% less fat then the regular leading brand mayonnaise, which has 90 calories per serving. The kids in the school thought they were eating regular mayonnaise. As a result of the announcement, stories about Z Trim being used in the school lunch program were carried by TV and radio stations, newspapers, magazines and online news services and other websites, nationally and internationally. They highlighted that the schools were using Z Trim for ten months and kids never knew the difference. The Associated Press released a feature on this situation that was the top AP health story for two days.

Consumers responded to the media coverage by requesting information and by ordering Z Trim products through the Internet and telephone. Several school districts around the country also responded by either contacting us directly or having their food service provider and food vendors contact us in order to get Z Trim into their school meal programs. Shipments have already been made to some of them. The media coverage further resulted in testing Z Trim in one of the nation's premier hospital-based, doctor-sponsored, large insurance company wellness programs. It also resulted in a major vitamin retailer approaching the Company with the possibility of carrying Z Trim products nationally in 2007-Q2.

In January 2007, the Company concluded the review of a six week preliminary clinical study by Zev Davis, M.D. at Edward Heart Hospital using Z Trim Appetite Control capsules. The results, which were statistically analyzed by Dr. Paul Rathouz, Ph.D. - University of Chicago, showed that approximately three out of four people lost 1 to 2 pounds per week without lifestyle modification. Commenced one week before Thanksgiving and concluding the week after Christmas 2006, the study showed that Z Trim caused no gastrointestinal or other negative side affects. Sales in the Appetite Control capsules have increased consistently since the release of the results sparking interest from several other prominent clinicians seeking to assist in expanding the scope and duration of additional studies demonstrating Z Trim's special abilities.

In January 2007, the second order was received for Non-Dairy Cheese in the UK.

The Company has agreed to have a book authored by two well-known nutrition experts to be released in April 2007 along with an aggressive promotional tour. The work will be called the Pyramid Diet referring to the new Pyramid the USDA plans to heavily promote in the coming year. The book will provide significant coverage about the Z Trim Advantage and the "Live Life Better" lifestyle.

In December 2006, the Company hired former Atkins Nutritional Medical Director Stuart Trager, M.D. as its Director of Clinical Affairs. In this role Dr. Trager will promote Z Trim to the media from a medical and scientific perspective. Dr. Trager has been on many national news programs as a weight health expert and testified to congress on these issues for Tommy Thompson from the Department of Health and Human Services.

Z Trim achieved international recognition at the 2006 (FISA) Food Ingredient South America show held in Brazil. The FISA show is one of the largest food ingredient shows in the world. Z Trim was awarded the most innovative food ingredient of 2006, beating out several inventive entries from some of the world's most prominent food ingredient companies.

The award sparked new interest in Z Trim throughout the industry and led to preliminary testing by several major food companies. One of several positive results now coming out of those tests led Z Trim, through our international marketing partners DKSH, to one of the largest food companies in Brazil. This company makes and markets over 2500 different products from chicken, turkey, pork, and beef, not to mention pasta, margarines and desserts with over 70,000 direct points of sale in Brazil and around 200 foreign clients in the four corners of Europe. The initial order of five tons has been shipped.

With the expected growth in South America, the Company is in preliminary partnership talks with a Brazilian company to build a Z Trim plant in Brazil that proposes high volume manufacturing of Z Trim.

We have completed equipment and procedural modifications to increase efficiency in the Z Trim manufacturing facility and we have also added production areas for Z Trim gel bottling and Appetite Control capsule production. Starting January 6, 2007, the Z Trim manufacturing facility increased its production schedule to 24 hours, 7 days a week. The Company is building inventory to support anticipated future demand.

We have made many additions and changes to our web site recently in order to continue to inform and educate the food industry and the public about the health benefits of and how to use Z Trim. These changes include:

- -     Additional links and information for food industry professionals
- -     A downloadable online Z Trim brochure
- -     A Frequently Asked Questions (FAQ) section
- -     Links to additional recipes and cooking tips
- -     New online instructional "Cooking With Z Trim" videos
- - Educational and entertaining animated features for teachers, students, and parents
- -     Videos with fitness experts Heather Hawk and Nikki Anderson
- -     Updated plant pictures and a video tour of the Z Trim plant
- - Bios of our Expanded Advisory Panel members who have been selected to advise and assist the company in reaching its goals
- -     Quotes about the benefits of Z Trim by Industry Experts
- - New videos and news links covering the Plum Borough, Pennsylvania school district using Z Trim in their school meals program
- - The addition of the downloadable Z Trim Player which will allow people to stay informed of the latest news about Z Trim.
- - The linking of the NATS website directly to the Z Trim product online store to allow visitors to the NATS website to buy Z Trim products

We are working on many exciting projects that include:

- -     Additional ongoing clinical Z Trim research studies
- - Internet traffic to the Nutritional Analysis and Tools System (NATS) website continues to remain strong, allowing us to inform and educate visitors to the website about the benefits of using Z Trim. It also provides the opportunity to market and sell Z Trim products to them as well

RESULTS OF OPERATIONS

YEAR ENDING DECEMBER 31, 2006 COMPARED TO THE YEAR ENDING DECEMBER 31, 2005

Revenues

Revenues increased 17% for the year ended December 31, 2006 from $514,608 for the year ended December 31, 2005 to $601,544, as a result of increase in both product and service revenues. The increase in product revenue was primarily due to increase in Z Trim products sales as well as increased demand by e-tailer customers, as a result of a recovery by the airline industry. The increase in service revenue was primarily due to increase in demand for security training service. The following table provides a breakdown of the revenues for our divisions for the periods indicated:


                                                 Year ended December 31,
                                                  2006           2005
                                                ---------      --------
           Products                             $ 594,383      $510,947
           Services                                 7,161         3,661
                                                ---------      --------
        Total Revenues                          $ 601,544      $514,608
                                                =========      ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $11,198,850 or 225% to $16,173,781 for the year ended December 31, 2006 from $4,974,931 for the year ended December 31, 2005. The increase in operating expenses was primarily due to the change in the accounting treatment for stock option expense, an impairment charge of intangible asset of $341,250, and increase in public and investor relation and payroll expenses.

The stock option expense for the year ended December 31, 2006 was $9,419,028. There was no stock option expense for the year ended December 31, 2005.

Other income

Total other income for the year ended December 31, 2006 was $126,314 compared to expense of $935,218 for the year ended December 31, 2005. The increase from other expense to other income was primarily due to a provision of an uncollectible note receivable of $965,000 in 2005 and the increase in interest income in 2006.

Net loss

The Company incurred a net loss of $16,430,884 for the year ended December 31, 2006 or $0.28 per share, a 172% increase from the net loss of $6,025,585 or $0.13 per share for year ended December 31, 2005. This was due primarily to the implementation of the change in accounting for stock option expense, net of increase in revenues.

YEAR ENDING DECEMBER 31, 2005 COMPARED TO THE YEAR ENDING DECEMBER 31, 2004

Revenues

Revenues decreased 22.6% for the year ended December 31, 2005 from $665,453 for the year ended December 31, 2004 to $514,608, as a result of decrease in both product and service revenues. The decrease in product revenue was primarily due to slower demand in e-tailer customers, as a result of the budget cut in airline and train industry. The decrease in service revenue was primarily due to phasing out of our business consulting service. The following table provides a breakdown of the revenues for our divisions for the periods indicated:


                                                   Year ended December 31,
                                                  2005               2004
                                                ---------          --------
           Products                             $ 510,947          $634,456
           Services                                 3,661            30,997
                                                ---------          --------
        Total Revenues                          $ 514,608          $665,453
                                                =========          ========

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDING DECEMBER 31, 2006 COMPARED TO THE YEAR ENDING DECEMBER 31, 2005

At December 31, 2006, we had cash and cash equivalents of $696,499, compared to $24,999 at December 31, 2005. The Company raised approximately $5,799,831 in additional equity capital through equity transactions during the year ended December 31, 2006.

Net cash used by operating activities increased by 34% to $4,904,043 for the year ended December 31, 2006 as compared to $3,662,280 for the year ended
December 31, 2005. The increase resulted primarily from our net loss of $16,414,503, adjusted for non-cash items including depreciation and amortization of $661,703, reduction of intangible asset of $341,250, stock option expense of $9,419,028, and non-cash services of $1,902,416, and for the net cash used from the net increases and decreases in assets and liabilities of approximately $813,937.

Net cash used by investing activities was $378,294 for the year ended December 31, 2006, as compared to net cash used by investing activities of $181,186 for the year ended December 31, 2005. The increase was due to additions of property and equipment for our manufacturing plant in current year.

Net cash provided by financing activities was $5,983,837 for the year ended December 31, 2006, as compared to $3,774,717 for the year ended December 31, 2005. Net cash provided by financing activities for the year ended December 31, 2006 was primarily from the proceeds received from the sale of stock, options and warrants exercised and notes receivable for stock subscriptions of $5,984,831. Net cash provided by financing activities for the year ended December 31, 2005 was primarily from the proceeds received from notes receivable for stock subscriptions of $2,350,000 and from sale of our stocks and exercising of options and warrants of $1,453,567.

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

     We reported a net loss of $16,414,503 for the twelve months ending December 31, 2006 and a net loss of $6,025,585 for the twelve months ending December 31, 2005. At December 31, 2006 and 2005, respectively, we reported accumulated deficits of $49,467,918 and $33,053,415. If we continue to incur significant losses our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT.

     We have not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z Trim, our fat replacement product. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of health care to drive demand for Z Trim in the marketplace. We cannot assure you that we will be able to gain the market acceptance necessary to achieve profitability.

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


OUR MANAGEMENT CURRENTLY BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

     Ownership of our common stock is concentrated in management. Gregory J. Halpern, our Chairman and Chief Executive Officer, owns 26.3% of our common stock and all of the directors and officers collectively own 41.23%. Holders of our common stock can be out-voted by management in most circumstances and thereby management can control the composition of our board of directors and our policies.


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


OUR STOCK PRICE MAY DROP UNEXPECTEDLY DUE TO SHORT SELLING OF OUR COMMON STOCK IN THE MARKET.

Regulation SHO began on January 3, 2005 and was adopted to update short sale regulation in light of numerous market developments since short sale regulation was first adopted in 1938. We have experienced and may continue to experience unexpected declines in our stock price due to manipulation of the market by individuals who profit by short selling our common stock. Short selling occurs when an individual borrows shares from an investor through a broker and then sells those borrowed shares at the current market price. The "short seller" profits when the stock price falls because he or she can repurchase the stock at a lower price and pay back the person from whom he or she borrowed, thereby making a profit. We cannot assure you that short sellers will not continue to drive the stock price down in the future, causing decline in the value of your investment.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE ACT.


         AGE              NAME                               POSITION
         ---              ----                               --------

         48          Gregory J. Halpern               Chief Executive Officer
                                                      and Chairman of the
                                                      Board of Directors

         51          Steve J. Cohen                   Director and President


         54          Michael J. Theriault             Chief Operating Officer

         56          Dana L. Dabney                   Director, Secretary and
                                                      Chief Financial Officer

         54          Steve H. Salgan                  Director

         54          Stanford J. Levin                Director

         57          Alan G. Orlowsky                 Director



     GREGORY J. HALPERN. Since founding Z Trim Holdings, Inc. in 1994, Mr. Halpern has served as its Chairman and Chief Executive Officer. From May 1994 until March 1999, Mr. Halpern also served as our President. Mr. Halpern has over 25 years of experience in computer programming and pioneering emerging technologies. In 1983, Mr. Halpern developed a computer-animated imaging application to stimulate the immune system for treatment of chronic illness and founded Health Imaging Corporation to distribute the application to the healthcare delivery market. In 1984, he developed and patented a technique for using electronic stimulation to stop pain and founded Pain Prevention, Inc. to market the technology as an electronic anesthesia for the dental healthcare community. Mr. Halpern has served as an officer and director of PPI Capital since its inception in 1984.

     STEVE J. COHEN. Mr. Cohen has been employed by Z Trim since 2002 when he was hired as its director of investor relations. He was promoted to Vice President of Corporate Development in 2003. Prior to joining Z Trim, Mr. Cohen had 25 years' experience at the Chicago Mercantile Exchange where he worked in various trading pit and back office positions. Mr. Cohen attended college at the University of Illinois and Oakton Community College.

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

COMPENSATION OF DIRECTORS

Our directors currently do not receive, and have not received, any cash compensation for serving on our board, but are eligible to receive options and restricted shares and units of our common stock under our 2004 Stock Incentive Plan. In 2006, Mr. Gregory J. Halpern received 800,000 options, Mr. Dana L. Dabney received 600,000 options, Mr. Steve J. Cohen received 600,000 options, Mr. Steven H. Salgan received 250,000 options, Mr. Stanford J. Levin received 250,000 options and Mr. Alan G. Orlowsky received 300,000 options.

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

CODE OF ETHICS

     We have adopted a code of ethics, known as our Code of Ethics and Business Conduct, that applies to all employees. This code of ethics can be found on our website at www.ztrim.com. Stockholders may also obtain a copy of the Code of Ethics and Business Conduct by submitting a request for such copy to Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation earned in the fiscal years ended December 31, 2004, 2005 and 2006 by our chief executive officer and the other four most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal year ended December 31, 2006. In this document, we refer to these individuals as our "named executive officers."

                           SUMMARY COMPENSATION TABLE
                             LONG-TERM COMPENSATION

                                ANNUAL COMPENSATION              AWARDS
SHARES
NAME AND PRINCIPAL                                OTHER        UNDERLYING   RESTRICTED
POSITION                YEAR  SALARY    BONUS  COMPENSATION    OPTIONS     STOCK AWARDS
Gregory J. Halpern      2006  $142,537  $ --       $--          800,000        $--
Chairman and            2005  $119,711  $ --       $--        1,000,000        $--
Chief Executive Officer 2004  $ 86,200  $ --       $--        1,230,000        $--

Steve J. Cohen          2006  $132,175  $ --       $--          600.000        $--
Director and President

Dana L Dabney           2006  $115,386  $ --       $--          600,000        $--
Director and
Chief Financial Officer

Michael J. Theriault    2006  $ 99,200  $ --       $--          600,000        $--
Chief Operating Officer


OPTION GRANTS

     The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2006. The percentage of total options granted to employees set forth below is based on an aggregate of 10,526,337 shares subject to options granted in 2006. All options are fully vested and exercisable.



                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
-----------------------------------------------------------------------
                                  PERCENT OF
                    NUMBER OF      TOTAL
                    SECURITIES    OPTIONS
                    UNDERLYING     GRANTED   TO EXERCISE OR
                     OPTIONS      EMPLOYEES    BASE PRICE   EXPIRATION
NAME                 GRANTED       IN 2006      ($/SHARE)     DATE
-----------------------------------------------------------------------
Gregory J. Halpern   800,000        7.6%        $1.17        8/14/09
Steve J. Cohen       600,000        5.7%        $1.06        8/14/09
Dana L. Dabney       600,000        5.7%        $1.06        8/14/09
Michael J. Theriault 600,000        5.7%        $1.06        8/14/09

      OPTIONS EXERCISED DURING 2006 AND OPTIONS VALUES AT DECEMBER 31, 2006

     The following table contains information regarding options exercised during 2006 and unexercised options held at December 31, 2006, by the named executive officers. All of the unexercised options are exercisable.

                            EXERCISED AND UNEXERCISED
                                OPTIONS FOR 2006

                                              IN-THE-MONEY     OUT-OF-MONEY
                                               OPTIONS AT        OPTIONS
                       SHARES               DECEMBER 31,2006  DECEMBER 31, 2006
                     AQUIRED ON     VALUE     EXERCISABLE/     EXERCISABLE/
NAME                  EXERCISE     REALIZED   UNEXERCISABLE    UNEXERCISABLE
Gregory J. Halpern       0           $--        2,848,182            -
Steve J. Cohen           0           $--        1,334,309            -
Dana L. Dabney           0           $--        1,935,000            -
Michael J. Theriault     0           $--        1,755,000            -


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2006, by the following individuals, entities or groups:

     o each person or entity who we know beneficially owns more than five percent of our outstanding common stock;

     o    each of the named executive officers;

     o    each director and nominee; and

     o    all directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 27, 2006 are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

     Applicable percentage ownership in the following table is based on 63,571,763 shares of common stock outstanding as of March 27, 2006. Unless otherwise indicated, the address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.


                                                                  PERCENTAGE OF
                                            NUMBER OF SHARES          SHARES
NAME OF                                      BENEFICIALLY          BENEFICIALLY
BENEFICIAL OWNER                                 OWNED                OWNED
----------------                             ------------        ---------------

DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Gregory J. Halpern(1)                           16,746,282            26.30%
Steve J. Cohen(2)                                1,349,309             2.12%
Dana L. Dabney(3)                                3,593,000             5.65%
Michael J. Theriault (4)                         1,974,000             3.11%
Stan J. Levin(5)                                   703,300             1.10%
Steven H. Salgan(6)                              1,076,915             1.69%
Alan G. Orlowsky(7)                                770,900             1.21%
Total of all Directors and Executive Officers   26,213,706            41.23%

-----------------------

(1) Includes 2,848,182 options exercisable within 60 days of March 27, 2007.

(2) Includes 1,334,309 options exercisable within 60 days of March 27, 2007.

(3) Includes 1,935,000 options exercisable within 60 days of March 27, 2007.

(4) Includes 1,755,000 options exercisable within 60 days of March 27, 2007.

(5) Includes   575,000 options exercisable within 60 days of March 27, 2007.

(6) Includes   475,000 options exercisable within 60 days of March 27, 2007.

(7) Includes   720,000 options exercisable within 60 days of March 27, 2007.

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.


The Company's independent directors are Stan J. Levin, Steven H. Salgan and Alan
G. Orlowsky. In compliance with the small business exception under the American Stock Exchange's rules for director independence, 50% of the Company's directors are independent.


ITEM 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K.

EXHIBIT  DESCRIPTION
NO.
3.1 Articles of Incorporation of Z Trim Holdings, Inc. [Incorporated by reference to Exhibit 2.1 to Z Trim's Form 10-SB, as amended, filed on August 21, 2000]

3.2     Bylaws of Z Trim Holdings,  Inc.  [Incorporated  by reference to Exhibit
        2.2 to Z Trim's Form 10-SB, as amended, filed on August 21, 2000]

3.3 Amendment to Articles of Incorporation of Z Trim Holdings, Inc. filed on June 25, 2004 [Incorporated by reference to Exhibit 3.3 to Z Trim's Form 10-QSB filed on August 16, 2004]

4.1     Specimen  Certificate  for common  stock  [Incorporated  by reference to
        Exhibit  3.1 to Z Trim's Form  10-SB,  as  amended,  filed on August 21,
        2000]

4.2 Form of Subscription Agreement [Incorporated by reference to Circle Group's Form 8-K filed on March 30, 2006]

4.3 Form of Warrant to Purchase Common Stock [Incorporated by reference to Z Trim's Form 8-K filed on March 30, 2006]

4.4 Form of Registration Rights Agreement [Incorporated by reference to Z Trim's Form 8-K filed on March 30, 2006]

4.5*    Form of Subscription Agreement

4.6*    Form of Warrant to Purchase Common Stock

4.7*    Form of Registration Rights Agreement

10.1*   Gregory J. Halpern Employment Agreement, dated January 2, 2007

10.2*   Michael Theriault Employment Agreement, dated January 2, 2007

10.3*   Dana Dabney Employment Agreement, dated January 2, 2007

10.5 Z Trim Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.5 to Circle Group's Form S-3 filed on June 25, 2004]

10.6 Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc., dated May 20, 1999 [Incorporated by reference to Exhibit 6.6 to Z Trim's Form 10-SB, as amended, filed on August 21, 2000]

10.7 Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc., dated June 18, 1999 [Incorporated by reference to Exhibit 6.7 to Circle Group's Form 10-SB, as a amended, filed on August 21, 2000]

10.8 Promissory Note, Dated November 30, 2002, delivered by Z Trim Holdings, Inc. in favor of Edward L. Halpern [Incorporated by reference to Exhibit
        6.11 to Circle Group's 10-KSB filed on April 14, 2003]

10.9 Letter Agreement between Circle Group Holdings, Inc. and George Foreman Enterprises, Inc. dated November 23, 2005 [Incorporated by reference to Z Trim's Form 8-K filed on November 29, 2005]

10.10*  Steve Cohen Employment Agreement, dated January 2, 2007

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

----------------------
*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to us by Spector & Wong, LLP for professional services rendered for the fiscal year ended December 31, 2006 and December 31, 2005, respectively:

              FEE CATEGORY                2006              2005
         -------------------------- ----------------- -----------------

         -------------------------- ----------------- -----------------
         Audit Fees(1)                   $40,000           $37,000
         -------------------------- ----------------- -----------------
         Audit-Related Fees(2)           $45,500           $45,500
         -------------------------- ----------------- -----------------
         Tax Fees(3)                        --              --
         -------------------------- ----------------- -----------------
         All Other Fees(4)                  --              --
         -------------------------- ----------------- -----------------
         Total Fees                      $85,500           $82,500
         -------------------------- ----------------- -----------------

----------------------

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 2, 2007.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Gregory J. Halpern
                                --------------------------
                                Gregory J. Halpern
                                Chairman of the Board, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 2, 2007.


/S/GREGORY J. HALPERN
----------------------
Gregory J. Halpern
Director and Chief Executive Officer
(principal executive officer)

/S/ DANA L. DABNEY
--------------------
Dana L. Dabney
Director, Chief Financial Officer and
Vice President (principal financial
or accounting officer)

/S/ STEVE J. COHEN
----------------------
Steve J. Cohen
Director and President

/S/ STEVE H. SALGAN
---------------------
Steve H. Salgan
Director

/S/ STANFORD J. LEVIN
----------------------
Stanford J. Levin
Director

/S/ ALAN G. ORLOWSKY
----------------------
Alan G. Orlowsky
Director

                                INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION

3.1 Articles of Incorporation of Z Trim Holdings, Inc. [Incorporated by reference to Exhibit 2.1 to Z Trim's Form 10-SB, as amended, filed on August 21, 2000]

3.2     Bylaws of Z Trim Holdings,  Inc.  [Incorporated  by reference to Exhibit
        2.2 to Z Trim's Form 10-SB, as amended, filed on August 21, 2000]

3.3 Amendment to Articles of Incorporation of Z Trim Holdings, Inc. filed on June 25, 2004 Incorporated by reference to Exhibit 3.3 to Z Trim's Form 10-QSB filed on August 16, 2004]

4.1     Specimen  Certificate  for common  stock  [Incorporated  by reference to
        Exhibit  3.1 to Z Trim's Form  10-SB,  as  amended,  filed on August 21,
        2000]

4.2 Form of Subscription Agreement [Incorporated by reference to Circle Group's Form 8-K filed on March 30, 2006]

4.3 Form of Warrant to Purchase Common Stock [Incorporated by reference to Z Trim's Form 8-K filed on March 30, 2006]

4.4 Form of Registration Rights Agreement [Incorporated by reference to Z Trim's Form 8-K filed on March 30, 2006]

4.5*    Form of Subscription Agreement

4.6*    Form of Warrant to Purchase Common Stock

4.7*    Form of Registration Rights Agreement

10.1*   Gregory J. Halpern Employment Agreement, dated January 2, 2007

10.2*   Michael Theriault Employment Agreement, dated January 2, 2007

10.3*   Dana Dabney Employment Agreement, dated January 2, 2007

10.5 Z Trim Holdings, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.5 to Circle Group's Form S-3 filed on June 25, 2004]

10.6 Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc., dated May 20, 1999 [Incorporated by reference to Exhibit 6.6 to Z Trim's Form 10-SB, as amended, filed on August 21, 2000]

10.7 Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc., dated June 18, 1999 [Incorporated by reference to Exhibit 6.7 to Z Trim's Form 10-SB, as amended, filed on August 21, 2000]

10.8 Promissory Note, Dated November 30, 2002, delivered by Z Trim Holdings, Inc. in favor of Edward L. Halpern Incorporated by reference to Exhibit
        6.11 to Z Trim's 10-KSB filed on April 14, 2003]

10.9 Letter Agreement between Circle Group Holdings, Inc. and George Foreman Enterprises, Inc. dated November 23, 2005 [Incorporated by reference to Z Trim's Form 8-K filed on November 29, 2005]

10.10*  Steve Cohen Employment Agreement, dated January 2, 2007


14*     Code of Ethics

21*     Subsidiaries

23.1*   Consent of Spector & Wong LLP

31.1* Statement Under Oath of Principal Executive Officer of Z Trim Holdings, Inc. Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of Z Trim Holdings, Inc. Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of Z Trim Holdings, Inc. Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of Z Trim Holdings, Inc. Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

-----------------------
*Filed herewith

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Report of Independent Auditors.........................................   F-2

Consolidated Balance Sheets............................................   F-3

Consolidated Statements of Operations..................................   F-4

Consolidated Statements of Stockholders'
Equity (Deficit) and Comprehensive Income (Loss).......................   F-5

Consolidated Statements of Cash Flows..................................   F-6

Notes to Consolidated Financial Statements.............................   F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Z Trim Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Z Trim Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principals generally accepted in the Unites States of America.


/s/ Spector & Wong, LLP
-------------------------
Spector & Wong LLP
Passadena, California
March 30, 2007

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31
-------------------------------------------------------------------------------------------------

                                     ASSETS
  Current Assets                                                   2006                 2005
                                                             --------------         -------------
     Cash and cash equivalents                               $      696,499         $      24,999
      Accounts receivable, net of allowance for doubtful
      accounts of $0 for 2006 and 2005                               71,176                60,446
  Inventory                                                         219,605                98,787
  Prepaid expenses and other assets                                  94,417                85,670
                                                             --------------         --------------
   Total current assets                                           1,081,697               269,902
                                                             --------------         --------------
 Property and equipment, net                                      6,263,050             6,512,126
                                                             --------------         --------------
 Other Assets                                                       153,334               528,917
  Intangible assets, net
  Deposits                                                           11,103                11,103
                                                             --------------         --------------
   Total other assets                                               164,437               540,020
                                                             --------------         --------------
               TOTAL ASSETS                                  $    7,509,184         $   7,322,048
                                                             --------------         --------------

                 See notes to consolidated financial statements


Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31
--------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              2006                  2005
                                                                        ---------------        ---------------
   Current Liabilities
   Accounts payable                                                    $        419,318        $       892,596
  Accrued expenses                                                              162,500                346,483
  Capital lease obligations                                                      14,074                 30,994
                                                                        ---------------        ---------------
Total current liabilities                                                       595,892              1,270,073
 Long-Term Liabilities,
  Capital lease obligations                                                           -                 14,074
                                                                        ---------------        ---------------
TOTAL LIABILITIES                                                               595,892              1,284,147
                                                                        ---------------        ---------------
 Stockholders' Equity
  Common stock, $0.00005 par value; authorized 200,000,000 shares;
issued and outstanding 61,984,484 shares                                          3,096                  2,503
  Common stock to be issued                                                           -                     22
  Additional paid-in capital                                                 56,507,834             39,542,378
  Unamortized expenses                                                         (113,339)              (257,318)
  Notes receivable for issuance of stock, net                                         -               (185,000)
  Accumulated Deficit                                                       (49,484,299)           (33,053,415)
  Treasury stock, at cost                                                             -                (11,269)
                                                                        ---------------        ---------------
TOTAL STOCKHOLDERS' EQUITY                                                    6,913,292              6,037,901
                                                                        ---------------        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     7,509,184        $     7,322,048
                                                                        ---------------        ---------------

                 See notes to consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------



     For the years ended December 31,                                         2006                 2005
--------------------------------------------------------------------------------------------------------------
     REVENUES:                                                          $       594,383        $      510,947
      Products
      Services                                                                    7,161                 3,661
--------------------------------------------------------------------------------------------------------------
       Total revenues                                                           601,544               514,608
--------------------------------------------------------------------------------------------------------------
     COST OF REVENUES:                                                          984,961               679,425
      Products
      Services                                                                        -                23,607
--------------------------------------------------------------------------------------------------------------
       Total cost of revenues                                                   984,961               703,032
--------------------------------------------------------------------------------------------------------------
     OPERATING EXPENSES:                                                      6,379,170             4,940,598
      Selling, general and administrative
      Stock option expense                                                    9,419,028                     -
      Reduction of intangible assets                                            341,250                     -
      Amortization of intangible assets                                          34,333                34,333
--------------------------------------------------------------------------------------------------------------
       Total operating expenses                                              16,173,781             4,974,931
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
     OPERATING LOSS                                                         (16,557,198)           (5,163,355)
--------------------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES):                                                    42,000                45,355
      Rental and other income
      Interest income                                                            90,873                 4,425
      Provision for loan loss                                                         -             (965,000)
      Settlment gain                                                              7,500                     -
      Interest expense                                                          (14,059)              (19,998)
--------------------------------------------------------------------------------------------------------------
       Total other income (expenses)                                            126,314             (935,218)
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
     NET LOSS BEFORE MINORITY INTEREST                                  $   (16,430,884)     $     (6,098,573)
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
     Minority interest in subsidiaries' loss                                          -                72,988
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
     NET LOSS                                                           $   (16,430,884)     $     (6,025,585)
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
     Net Loss per Share - Basic and Diluted                             $         (0.28)     $          (0.13)
--------------------------------------------------------------------------------------------------------------
     Weighted Average Number of Shares                                       59,635,899            46,653,242


                 See notes to consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                     Common
                                                    Stock and                     Notes
                                     Shares of     Additional                  Receivable
                                      Common         Paid-in     Unamortized   issued for    Accumulated    Treasury
                                       Stock         Capital       Expenses       Stock        Deficit       Stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2004      44,396,469  $  38,187,646  $(1,849,589) $ (3,465,000) $ (27,027,830) $   (11,269) $  5,833,958

Stock issued for services               730,737        612,077     (484,840)                                                127,237
Stock issued for cash                 1,187,500        525,000                                                              525,000
Stock issued for equipment              149,265        186,582                                                              186,582
Exercise of stock warrants and optio  2,452,811      1,146,427                    (35,000)                                1,111,427
Warrants issued for services                            51,200      (51,200)                                                      -
Proceeds from notes receivable                                                  2,350,000                                 2,350,000
Reserve for uncollectible notes receivable                                        965,000                                   965,000
Exchange of stock to eliminate
minority interest                     1,100,000       (151,854)                                                            (151,854)
Amortization of services                            (1,012,175)   2,128,311                                               1,116,136
Net loss                                                                                      (6,025,585)                (6,025,585)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2005      50,016,782  $  39,544,903  $  (257,318) $   (185,000) $ (33,053,415) $   (11,269) $  6,037,901

Stock issued for services             1,356,871      1,312,731     (744,600)                                               568,131
Stock issued for cash                 9,487,304      5,156,433                                                           5,156,433
Exercise of stock warrants and option 1,123,527        652,025                                                             652,025
Warrants issued for services                           437,079     (437,079)                                                     -
Proceeds from notes receivable                                                    185,000                                  185,000
Stock options issued expense                         9,419,028                                                           9,419,028
Amortization of services                                          1,325,658                                              1,325,658
Treasury stock retired                                 (11,269)                                                11,269           -
Net loss                                                                                     (16,430,884)              (16,430,884)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2006      61,984,484  $  56,510,930  $  (113,339) $          -  $ (49,484,299) $         -  $ 6,913,292
-----------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,                                                2006                    2005
-----------------------------------------------------------------------------------------       ----------------
Cash Flows From Operating Activities:                                       $(16,430,884)          $ (6,025,585)
Net loss
Adjustments to reconcile net loss to net cash used in operations:
Minority deficit                                                                      --                (72,988)
Depreciation and amortization                                                    661,707                657,081
Issuance of common stocks and warrants for services                              576,758                285,097
Amortization of noncash expenses                                               1,325,658              1,116,136
Provision for uncollectible loan loss                                                 --                965,000
Reduction of intangible assets                                                   341,250                     --
Stock option expense                                                           9,419,028                     --
(Increase) decrease in:
Accounts receivable                                                              (10,730)                26,019
Inventory                                                                       (120,818)                16,955
Prepaid expenses and other assets                                                 (8,747)                14,878
Decrease in:
Accounts payable and accrued expenses                                           (657,261)              (644,873)
                                                                            ------------           ------------
Cash flows used in operating activities                                       (4,904,039)            (3,662,280)
                                                                            ------------           ------------
Cash Flows From Investing Activities:                                           (378,298)              (181,186)
Purchase of property and equipment                                          ------------           ------------
Cash flows used in investing activities                                         (378,298)              (181,186)
                                                                            ------------           ------------
Cash Flows From Financing Activities:                                          5,156,433                525,000
Net proceeds from sales of stock
Exercise of options and warrants                                                 643,398                928,567
Net payments on capital lease obligations                                        (30,994)               (28,850)
Proceeds from stock subscription receviable                                           --              2,350,000
Decrease in note receivable for stock                                            185,000                     --
                                                                            ------------           ------------
Cash flows provided by financing activities                                    5,953,837              3,774,717
                                                                            ------------           ------------
Net increase in cash and cash equivalents                                        (68,749)               671,500
Cash and cash equivalents, at beginning of period                                 24,999                 93,748
                                                                            ------------           ------------
Cash and cash equivalents, at end of period                                 $    696,499           $     24,999
                                                                            ------------           ------------

Supplemental Disclosures of Cash Flow Information:
Interest paid                                                               $     14,059           $     16,463
Supplemental schedule of noncash investing and financing activities:                  --
Issuance of common stock and warrants for services                          $  1,758,437                      $
Stock subscriptions and notes receivable incurred for issuance of stock     $         --           $     35,000
Retirement of treasury stock                                                $     11,269           $         --
Shares to be retired for unamortized expenses                               $         --           $  1,012,175
Exchange of common stock to eliminate minority interest                     $         --           $   (151,854)
Issuance of common stock for liabilities incurred for equipment purchases   $         --           $    186,582
Issuance of credit memos for liabilities incurred for equipment purchases   $         --           $     32,865


                 See notes to consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS
--------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------

Principle of Consolidation and Presentation
--------------------------------------------

The accompanying consolidated financial statements include the accounts of Z Trim Holdings, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of Estimates
-----------------

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

Revenue recognition
-------------------

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

Allowance for doubtful accounts
-------------------------------

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2006 and 2005, no allowance for doubtful accounts was provided as management believes that all accounts as of those dates are fully collectible.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Cash and cash equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Fair value of financial instruments
------------------------------------

All financial instruments are carried at amounts that approximate estimated fair value. Concentrations Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Inventory
-----------

Inventory consist of raw materials, finished goods and packaging and displays and are stated at the lower of cost or market, using the first-in, first-out method.

Property and equipment
-----------------------

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

Intangible assets
------------------

Intangible   assets  are  carried  at  the  purchased   cost  less   accumulated
amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from fifteen to twenty years.

Impairment of Long-Lived Assets
-------------------------------

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
------------------------------------------------------------------

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

Income taxes
------------

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

Advertising costs
-----------------

The Company expenses all advertising costs as incurred.

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

During the year ended December 31, 2006, as a result of adopting FAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $9,419,028, which included an additional charge of $1,199,402 from the modification of 1,620,000 out-of-money options. The Company reduced the exercise price ranging between $2.00 and $4.61 to $1.06 which was the closing market price on date of approval, and extended two more years from the original expiration dates. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company's stock option plan for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

                                                             2005
 ----------------------------------------------------------------------
  Net loss, as reported                                  $  (6,025,585)
 Deduct: Total stock-based employee compensation
 expense determined under the fair value of awards
 net of tax related effects                                  2,597,883
                                                         --------------
 Pro forma net loss                                      $  (8,623,468)
                                                         --------------
 Reported net loss per share-basic and diluted           $       (0.13)
                                                         --------------
  Pro forma net loss per share-basic and diluted         $       (0.18)
                                                         --------------



New Accounting Pronouncements
------------------------------

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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


NOTE 3 - INVENTORY
------------------

At December 31, inventory consists of the following:

                                                 2006              2005
                                          ----------------------------------
 Raw materials                            $      33,798       $       47,211
 Work-in-process                                 11,414                3,574
 Packaging                                       18,691               35,269
 Finished goods                                 155,702               12,733
                                          ----------------------------------
      Total inventory                     $     219,605       $       98,787
                                          ----------------------------------

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 4 - PROPERTY AND EQUIPMENT, NET
------------------------------------

At December 31, property and equipment, net consists of the following:


                                                     2006              2005
                                                --------------------------------
Production, engineering and other equipment     $    4,717,341    $   4,505,656
Leasehold improvements                               2,745,917        2,629,400
Office equipment and furniture                         601,067          599,132
Computer equipment and related software                331,112          319,468
Construction in process - equipment                    133,532           97,015
                                                --------------------------------
                                                     8,528,969        8,150,671
Accumulated depreciation                            (2,265,919)      (1,638,545)
                                                --------------------------------
      Property and equipment, net               $    6,263,050    $   6,512,126
                                                --------------------------------



NOTE 5 - INTANGIBLE ASSETS
--------------------------

During 2006, no significant identified intangible assets were acquired and the Company recorded $341,250 of reduction in the carrying value of a license right to a developed technology as a result of impairment analyses performed in accordance with SFAS 144. The following table present details of the Company's purchased intangible assets:

                                  Gross
                                 Carrying         Accumulated
                                  Amount         Amortization        Net
 ---------------------------------------------------------------------------
      License Rights to           200,000            (46,666)        153,334
      Website
                             ------------------------------------------------
      Total intangibles         $ 200,000    $       (46,666)      $ 153,334
                             ------------------------------------------------



Amortization of intangibles was $34,333 for the years ended December 31, 2006 and 2005, respectively.

Based on the carrying  amount of the  intangibles  as of December 31, 2006,  and
assuming  no  impairment  of  the  underlying   assets,   the  estimated  future
amortization is as follows:


                            Years ended December 31,
                            ---------------------------------------------------
                            2007                                  $      13,333
                            2008                                         13,333
                            2009                                         13,333
                            2010                                         13,333
                            Thereafter                                  100,002
                                                                  -------------
                                     Total amortization           $     153,334
                                                                  -------------

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
-------------------------------------------------------

At December 31, accrued expenses and other current liabilities consist of the following:


                                                         2006           2005
                                                      ----------    ------------
Accrued legal                                         $  109,513   $     190,357
Accrued payroll and taxes                                      -         110,322
Other accrued expenses                                    52,987          45,804
                                                      ----------   -------------
Total accrued expenses and other current liabilities  $  162,500   $     346,483
                                                      ==========   =============


NOTE 7 - CAPITAL LEASE OBLIGATION
----------------------------------

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, "Accounting for Leases." These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expense for the years ended December 31, 2006 and 2005.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2006.



             Year Ending December 31,
             -------------------------------------------------------------------
             2007                                                   $    14,895
                                                                    ------------
             Total minimum lease payments                                14,895
             Lease amount representing interest                             821
                                                                    ------------
             Present value of minimum lease payments                     14,074
             Less: current portion                                       14,074
                                                                    ------------
             Non-current portion                                    $         -
                                                                    ------------


The leases bear interest rates ranging from 17.29% to 20.88%.

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

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

Exercising of stock warrants and options
----------------------------------------

During 2006, there were 1,273,527 stock warrants and options exercised. The Company received total proceeds of $643,398. The Company applied $8,627 of proceeds due from a consultant exercising options during 2006 against her service rendered.

During 2005, there were 2,302,811 stock warrants and options exercised. The Company received total proceeds of $996,427, of which, $35,000 was received in 2006. The Company applied $127,960 of proceeds due from employees exercising options during 2005 against the employees' net pay and a note payable to related party.

Elimination of Minority Deficit in FiberGel
--------------------------------------------

Between September 1, 2003 and September 30, 2005, the FiberGel subsidiary had a minority deficit. The minority deficit was eliminated through an exchange for 1,100,000 shares of the Company's common stock on December 1, 2005.

Prior to September 1, 2003, FiberGel had been the Company's wholly-owned subsidiary. In September 2003, the Company conducted a private placement offering of FiberGel's common stock and sold 1,100,000 shares of FiberGel's common stock for $1,100,000. As a result, the Company's ownership percentage of FiberGel's common stock declined to approximately 94.5%. The Company complies with the requirement of SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary, " which requires that the difference between the carrying amount of parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the sale of subsidiary's stock as equity transactions.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------

The consolidated financial statements for periods prior to October 1, 2005, the approval date of the exchange, reflected a minority deficit adjustment of the losses of FiberGel attributable to the minority ownership. For the period January 1, 2005 through September 30, 2005 the Company reported loss attributable to minority interest of $72,988 in the consolidated statement of operations.

NOTE 9 - NET LOSS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted net loss per share:

                                                           Years ended
                                                           December 31,
                                                    2006              2005
 -------------------------------------------------------------------------------
 Numerator:
 -------------------------------------------------------------------------------
 Net loss                                        (16,430,884)   $   (6,025,585)
 -------------------------------------------------------------------------------
 Denominator:
 -------------------------------------------------------------------------------
 Weighted average number of shares outstanding    59,635,899        46,653,242
 -------------------------------------------------------------------------------

 -------------------------------------------------------------------------------
 Net loss per share-basic and diluted                  (0.28)   $        (0.13)
 -------------------------------------------------------------------------------


As the Company incurred net losses for the years ended December 31, 2006 and 2005, the effect of dilutive securities totaling 4,178,620 and 2,084,072 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 10 - STOCK OPTION PLAN AND WARRANTS
-----------------------------------------

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2004, which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers.

A summary of the status of stock options issued by the Company as of December 31, 2006 and 2005 is presented in the following table.

                                            2006                        2005
--------------------------------------------------------------------------------------
                                        Number    Weghted                    Weghted
                                                  Average         Number     Average
                                          of      Exercise          of       Exercise
                                        Shares     Price          Shares      Price
--------------------------------------------------------------------------------------
Outstanding at beginning of year     12,892,939   $    1.03      7,496,750  $   1.15
Granted                              10,826,337        1.05      8,677,000      0.78
Exercised                            (1,113,527)       0.46     (2,230,811)     0.43
Expired and Cancelled                (2,320,000)       1.00     (1,050,000)     1.06
-----------------------------------------------               ------------
Outstanding at end of period         20,285,749   $    0.99     12,892,939  $   1.03
-----------------------------------------------               ------------
Exercisable at end of period         19,985,749   $    0.98     12,892,939  $   1.03
-----------------------------------------------               ------------

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLAN AND WARRANTS (CONTINUED)
----------------------------------------------------

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


                                                          2006        2005
                                                      -------------------------
    Weighted average fair value per option granted    $     0.76   $     0.61
    Risk-free interest rate                                 4.73%        2.59%
    Expected dividend yield                                 0.00%        0.00%
    Expected lives                                          3.00         3.00
    Expected volatility                                   120.08%      161.71%


As of December 31, 2006, there was $217,686 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of nine months.

The following table sets forth additional information about stock options outstanding at December 31, 2006:

                                    Weighted
                                    Average         Weighted
 Range of                         Remaining          Average
 Exercise            Options      Contractual       Exercise      Options
 Prices            Outstanding       Life             Price       Exercisable
 -----------------------------------------------------------------------------
  $0.01 -$1.50        19,640,749        2.0 years  $      0.95      19,340,749
  $1.51-$3.00            645,000        0.7 years  $      2.08         645,000
 -----------------------------------------------------------------------------
                      20,285,749        2.0 years  $      0.99      19,985,749
 -----------------------------------------------------------------------------


As of December  31,  2006 and 2005,  the Company  has  warrants  outstanding  to purchase 5,931,824 and 4,259,476 shares of the Company's common stock, respectively, at prices ranging from $0.45 to $6.40 per share. These warrants expire at various dates through March 2011.

NOTE 11 - INCOME TAXES
----------------------

The deferred net tax assets consist of the following at December 31:

                                                             2006     2005
                                                     ---------------------------
Tax Benefit on net operating loss carryforward       $  12,392,473  $10,048,096
Temporary differene in depreciation and amortization      (523,440)    (790,575)
Tax credits and carryforwards                              229,802      230,536
Others                                                     398,545            -
Less: valulation allowance                             (12,497,380)  (9,488,057)
                                                     ---------------------------
 Net deferred tax assets                             $           -  $         -
                                                     ---------------------------


At December 31, 2006, net federal and state operating losses of approximately $32 million and $18 million, respectively, are available for carry-forward against future years' taxable income and expire through 2026. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 12 - DISSOLVED SUBSIDIARIES
---------------------------------

In 2006, the Board of Directors approved to dissolve two inactive subsidiaries, CGI Capital, Inc. and Veridisc Corporation, both of which had no assets or liabilities as of December 31, 2006.

NOTE 13 - DEPARTURE OF DIRECTOR; APPOINTMENT OF PRINCIPAL OFFICER
-----------------------------------------------------------------

On March 27, 2006, Edward L. Halpern, the founder of Online Bedding Corporation announced his retirement from the Board of Directors.

Also, at its meeting on March 22, 2006, the Board of Directors promoted Steve Cohen, formerly Vice-President of Corporate Development, to President, an office previously held by Greg Halpern. Greg Halpern continues to hold the office of Chief Executive Officer. Mr. Cohen was also elected as a member of the Board of Directors subsequently.

NOTE 14 - NAME CHANGE
---------------------

On February 6, 2006, the Board of Directors has approved a change of the company name from Circle Group Holdings, Inc. to Z Trim Holdings, Inc. The change was approved by the shareholders. On June 21, 2006 the Company effectively changed the name to Z Trim Holdings, Inc.

NOTE 15 - COMMITTMENTS
----------------------

Building Lease
--------------

The Company leases its executive offices and factory space in Mundelein, Illinois. The lease requires monthly rental payments of $20,000 plus taxes, insurance and maintenance, and the lease expires in March 2007. The Company extended the lease until March 2010 and the required monthly rental payments increased to $21,000. Taxes, insurance and maintenance are billed when due.

The future minimum annual rental payments under the leases are as follows:


                            Year ended December 31,                 Amount
                          -----------------------------------------------------
                                     2007                        $     250,000
                                     2008                              252,000
                                     2009                              252,000
                                     2010                               42,000
                                                                 --------------
                                                                 $     796,000
                                                                 --------------


Royalties
----------

In accordance with the licensing agreement to a website (see Note 5), the Company payment of $5,000 per year beginning July 1, 2005 for fourteen years.

The future minimum annual royalty payments under the agreement are as follows:

                            Year ended December 31,                 Amount
                          -----------------------------------------------------
                                     2007                        $       5,000
                                     2008                                5,000
                                     2009                                5,000
                                     2010                                5,000
                                  Thereafter                            40,000
                                                                 --------------
                                                                 $      60,000
                                                                 --------------

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 16- LEGAL PROCEEDINGS/ SUBSEQUENT EVENT
---------------------------------------------

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

On July 6, 2006, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product. The case was dismissed by the court owing to a technicality and on March 20, 2007, the Company filed suit again No trial date has been set as of yet. In response to the dismissal order, the manufacturer submitted a bill of costs seeking a total of $15,458 in taxable costs. The Company filed its objections to the bill of costs on March 5, 2007 and argued that the manufacturer is not legally entitled to any of the requested costs. The bill of costs is still pending and the Court has given no indication of when it will issue its ruling on the amount costs, if any, that will be taxed against the Company. The Company did not accrue any liability as the likelihood of the outcome is unpredictable.

In October 2006, the Company settled litigation with two former investor relation consultants and issued total of 275,000 shares of its common stock at a fair value of $341,000 based on the closing market price at the dates of settlements.

On January 18, 2007, the Company was served with a complaint by Daniel Caravette for breach of contract and violation of the Illinois Wage Payment and Collection Act, seeking damages in excess of $1,000,000. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------

NOTE 17 - RELATED PARTY TRANSACTIONS
--------------------------------------

In October 2006, a related party was granted 200,000 stock options at $0.75 per share for services rendered. The exercise price was below the closing market price of $1.25 at date of grant. All 200,000 options had been exercised at December 31, 2006.

The Company had a stock subscription receivable of $20,000 from the President related to exercising stock options in 2005. The stock subscription receivable was paid in full on September 30, 2006 including $675 of interest.

On April 12, 2006, the Company advanced $2,500 to the President. The advance was repaid on July 31, 2006. In June 2005, a related party exercised 83,333 stock options at $0.30 per share. The total proceeds of $25,000 were applied against the note payable owed to the related party. The note carries interest at 5% per annum, and is due on demand.

In June 2005, the Chief Executive Officer exercised 148,333 of his stock options at $.30 per share, or an aggregate of $44,500. The Company received $20,000 in cash and the balance of $24,500 was applied against the officer's net pay.

In December 2005, the Chief Financial Officer exercised 102,000 of his stock options at $.45 per share, or an aggregate of $45,900, which was applied against the officer's net pay in 2006.

NOTE 18- GUARANTEES
--------------------

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 19 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION
---------------------------------------------------

The Company's principal customers are wholesale companies. Two customers accounted for approximately 48% of the Food Product Development segment revenues for the year ended December 31, 2006. Two other customers accounted for approximately 85% of the E-tailer segment revenues for the year ended December 31, 2006. One client accounted for approximately 34% of the Food Product Development segment revenues for the year ended December 31, 2005. Another client accounted for approximately 66% of the E-tailer segment revenues for the year ended December 31, 2005. Management does not believe a significant credit risk exists at December 31, 2006.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 20 - SEGMENT INFORMATION
------------------------------

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

Summarized financial information of the Company's results by operating segment is as follows:

                                                                           Years ended
                                                                           December 31,
                                                                      2006              2005
--------------------------------------------------------------   --------------    ---------------
Net Revenue:
 Food Product Development                                        $      103,269    $        43,339
 Personal Safety Training and Products                                    6,426              3,232
 E-tailer                                                               491,114            467,608
                                                                 --------------    ---------------
Net Revenue by Reportable Segment                                $      600,809    $       514,179
 All Other Operating Revenue                                                735                429
--------------------------------------------------------------   --------------    ---------------
 Consolidated Net Revenue                                        $      601,544    $       514,608
--------------------------------------------------------------   --------------    ---------------
Operating Income (Loss):
 Food Product Development                                        $   (2,899,880)   $    (1,887,254)
 Personal Safety Training and Products                                    5,866              2,422
 E-tailer                                                                14,769            (65,536)
Operating Loss by Reportable Segment                             $   (2,879,245)   $    (1,950,368)
All Other Operating Loss                                            (13,677,953)        (3,212,987)
                                                                 --------------    ---------------
Consolidated Operating Loss                                      $  (16,557,198)   $    (5,163,355)
--------------------------------------------------------------   --------------    ---------------
Net Income (Loss) Before Minority Interest:
Food Product Development                                         $   (2,904,646)   $    (1,889,286)
Personal Safety Training and Products                                     5,866              2,422
 E-tailer                                                                14,234            (65,030)
                                                                 --------------    ---------------
Net Loss by Reportable Segment                                   $   (2,884,546)   $    (1,951,894)
All Other Net Loss                                                  (13,546,338)        (4,146,679)
                                                                 --------------    ---------------
Consolidated Net Loss Before Minority Interest                   $  (16,430,884)   $    (6,098,573)
                                                                 --------------    ---------------

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
--------------------------------------------------------------------------------


NOTE 20- SEGMENT INFORMATION (CONTINUED)
-----------------------------------------------

                                                       December 31,
Total Assets:                                    2006               2005
-----------------------------------------------------------------------------
Food Product Development                  $     6,036,440     $     6,090,962
Personal Safety Training and Products               3,102                 135
E-tailer                                           92,733              75,407
                                          -----------------------------------
                                                6,132,275           6,166,504
All other segments                              1,376,909           1,155,544
-----------------------------------------------------------------------------
Consolidated assets                       $     7,509,184     $     7,322,048
-----------------------------------------------------------------------------

NOTE 21- SUBSEQUENT EVENT
-------------------------

On February 2, 2007, the Company entered into an agreement with J.P. Turner & Company, L.L.C. to raise between $4,000,000 and $8,000,000, using the Company's common stock as security. The purchase price will equal to 70% of the volume weighted average price of the Company's common stock for the 90 days from the day prior to the closing date, but no less than $1.00. Should the purchase price be estimated or calculated to be less than $1.00, the Company has the right to cancel the proposed offering. The investors will also receive 25% stock warrant coverage at an exercise price equal to 120% of the purchase price. The warrants shall have a term of 5 years.

The Company will file a Registration Statement covering the resale of the common shares underlying the unit and warrant within 60 days of the closing date. The Company shall respond to all SEC comments within 10 calendar days of receipt of said comments and will use its best efforts to cause the Registration Statement to become effective within 120 days of the closing date.

J.P. Turner & Company, L.L.C will receive a placement fee of 10% of the gross proceeds and 15% warrant coverage with an exercise price equal to the purchase price.

The offering closed on March 29, 2007. As of March 29, 2007 the Company has received stock subscriptions for 8,000,000 shares of its common stock and 2,000,000 warrants. As of March 28, 2007 the Company received $3,571,524 in proceeds, which is net of offering costs and commissions of $533,676. The Company anticipates receipt of the balance of the proceeds by April 4, 2007.