Form 10QSB
period 2007-03-31
Z TRIM HOLDINGS, INC
filed 2007-05-09
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The registrant has a single class of common stock, par value $.00005 per share, of which there were 63,688,371 shares issued and outstanding as of May 4, 2007.

Transitional Small Business Disclosure Format (Alternative 2): Yes / / No /X/

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION IS INTENDED TO ASSIST IN UNDERSTANDING THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF Z TRIM HOLDINGS, INC. YOU SHOULD READ THE FOLLOWING DISCUSSION ALONG WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-QSB. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 2007 AND BEYOND MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD
LOOKING STATEMENTS.

OVERVIEW

Z Trim Holdings, Inc. which changed its name from Circle Group Holdings, Inc. in 2006, is an emerging growth company focused on the production, licensing, marketing and distribution of its proprietary and patented technology, Z Trim. Z Trim(R) is a natural food ingredient that is currently used by food manufacturers, restaurants, and consumers to replace up to 50% of fat and calories without changing taste, texture, appearance or digestive properties in baked goods, dairy products, snacks, deserts, sauces, dressings, processed meats and many other foods. Z Trim is dedicated to transforming the multi-billion dollar processed food industry in its fight to create healthier, lower-fat, lower-calorie products.

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

As a marketing driven company with a unique technological base, Z Trim's mission is to establish a new paradigm in fiber rich, lower calorie, reduced saturated fat products that promote health beyond basic nutrition. By reducing the fat and calories from fat by up to 50% in foods without sacrificing taste or texture, Z Trim represents a quantum breakthrough in food science and technology.

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

PLANT USAGE SALES SCENARIOS

In a 12 month period, the Mundelein Z Trim plant can currently produce an estimated one million pounds of finished Z Trim powder at 25x absorption. This could also equate to 25 million pounds of Z Trim Gel at 4% solids. The Company has no way at this time of knowing exact amounts of each product but anticipates it will produce a combination of 25x Z Trim Powder and 4% solids Z Trim Gel. Below are various uses of that available production capacity supply. The Company already sells to all 9 channels in varying percentages and expects that trend to continue as it grows however with little predictability of how much will be sold to each area in the future.

1) Industry Manufacturer sales of Z Trim Boxed Powder (22 pounds) at $120 (current price @ $5.5/lb) 45,454 boxes (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $5,500,000.

2) Industry Manufacturer sales of Z Trim Gel (one gallon) at $2.5 (current price @ $0.3/lb) 3,000,000 gallons (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $7,500,000.

3) Institutional User sales of Z Trim Gel (one gallon) at $5.00 (current price @ $0.6/lb) Schools, Universities, Hospitals, Hotels, Restaurants 3,000,000 gallons (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $15,000,000.

4) Consumer Retail sales of Appetite Control Capsules at $29.95 (current bulk price at web site) 3,600,000 bottles (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $107,820,000.

5) Consumer Retail sales of Appetite Control Capsules at $14.00 (wholesale price to large retailers) 3,600,000 bottles (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $50,400,000.

6) Consumer Retail sales of Z Trim Fat Replacement at $3.99 (current bulk price at web site) 25,000,000 bottles (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $99,750,000.

7) Consumer Retail sales of Z Trim Fat Replacement at $2.00 (wholesale price to large retailers) 25,000,000 bottles (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $50,000,000.

8) Consumer Retail sales of Z Trim Fiber Supplement (8 ounce) at $34.95 (current price at web site) 2,000,000 packs (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $69,900,000.

9) Consumer Retail sales of Z Trim Fiber Supplement (8 oz) at $15.00 (wholesale price to large retailers) 2,000,000 packs (assuming total utilization of all available production capacity supply for only this channel). Total Annual Potential Gross Revenue: $30,000,000.

Product Description

Z Trim is an all natural ingredient made from plant fiber, essentially an amorphous cellulose gel. Based on a novel processing system that converts crude fiber grain components into cereal hydro-colloidal compositions, Z Trim is rich in soluble and insoluble fiber, devoid of fat and calories, neutral in taste and totally compatible in texture with foods that in which it is used. In concrete terms, this patented, proven ingredient system can significantly improve the health benefits of foods without compromising the taste delivery and mouth-feel properties of full-fat products that are critical to consumers and the market share belonging to the brands of every major food company.

Z Trim was developed at the U.S. Department of Agriculture by Dr. George Inglett. The goal was to create a zero-calorie healthy natural food ingredient utilizing grain bi-products that would replace a large portion of high calorie fats in processed foods. The Company holds the exclusive United States and international manufacturing and marketing rights to the technology for all fields of use. The Company spent the past five years and approximately 14 million dollars perfecting its patented and trade secret formulas, a state-of-the-art manufacturing facility and marketing rollout for production and use. The Company has dozens of U.S. and international patents issued and pending on the Z Trim composition and process as well as numerous trade secrets relating to this proprietary technology. Processes based upon the Company's intellectual property portfolio are now in use at the Z Trim plant located in Mundelein, Illinois.

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

We have four operating subsidiaries: Fiber-Gel Technologies,Inc., thebraveway.com, Inc.,(operating as The Brave Way Training Systems), On-Line Bedding Corp., and Z-Amaize Technologies, Inc.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

You should read this Report and the documents that we reference in this Report with the understanding that our actual future results may be materially different from what we expect. We do not intend to update any of these statements or to publicly announce the result of any revisions to any of these forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

RECENT MATERIAL DEVELOPMENTS

On February 22, 2007 we announced that this year's fiscal sales(calendar 2007) of Z Trim for January and the first 21 days of February surpassed the Z Trim product sales for calendar year 2006, which were $103,269.00 and the achievement of significant progress in its business plan implementation. The company attributes the improvement to strategic marketing coinciding with increased demand by consumers and growing use by food producers.

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

On May 4, 2007, the Company announced that its Z Trim Appetite Control Capsules can now be purchased at select GNC retail stores and from the GNC web site. This is one of the important steps in the Company's planned retail rollout to make Z Trim products accessible to people everywhere. Many foods are engineered to break through our natural resistance to over-eating. Z Trim contributes to a satisfying feeling of fullness and provides a simple way to reduce caloric intake. Lowering calories is widely regarded as the key to successful weight management. This is why Z Trim Appetite Control is such a critical new product in gaining control over the battle between personal sacrifice and our eating enjoyment. With Z Trim, people can enjoy eating and still improve their health.

Z Trim Appetite Control® is 100% natural dietary fiber made from the bran of corn and delivered in a vegetarian cellulose capsule. This breakthrough product has superior absorption capacity resulting in a feeling of fullness and a reduction in appetite thus allowing consumers to continue enjoying eating without sacrifice. Z Trim Appetite Control has been shown in clinical studies to improve sustainable weight loss without lifestyle change and without causing any gastrointestinal or other negative side effects. Z Trim should be considered by people who are not maximizing success with their existing weight management approach, as well as for those who cannot take stimulant based products for various health reasons. Z Trim Appetite Control Capsules, are available as part of a healthy multi-disciplinary approach.

On May 3, 2007, the Company reported that by letter dated April 27, 2007, the American Stock Exchange ("AMEX") notified Z Trim Holdings, Inc. (the "Company") pursuant to Section 1009(a)(i) of the AMEX Company Guide (the "Guide") that the Company was not in compliance with AMEX's continued listing standards as a result of the issuance of 879,996 shares of restricted common stock upon exercise of a warrant without prior listing approval, contrary to Section 301 of the Guide. The letter constitutes a "Warning Letter" and does not cause the initiation of a de-listing procedure or result in the suspension of trading in the Company's common stock. The Company has resolved the Section 301 violation by rescinding the transaction giving rise to the issuance of the shares in question.

On May 1, 2007, Z Trim Holdings, Inc. hired Alan Orlowsky as the Company's Chief Financial Officer. Mr. Orlowsky has served as a member of the Company's Board of Directors since January 2004 and most recently was the Chairman of the Company's Audit Committee and a member of the Company’s Compensation Committee. Mr. Orlowsky resigned those positions as of April 30, 2007. Dana Dabney, the Company's prior CFO, remains employed as Vice President and remains on the Company's Board of Directors. Mr. Orlowsky is moving into the CFO position at an important time of growth and expanding opportunity for the Company and his hiring is seen by the Company as a strategic benefit to operations going forward.

Mr. Orlowsky, age 58, received his B.S. in accounting from the University of Illinois in Champaign and upon graduation passed the C.P.A. exam. He then earned his law degree at IIT Chicago-Kent College of Law and passed the Illinois bar exam in 1975. Following graduation from law school, Mr. Orlowsky worked at the I.R.S. in the Estate and Gift Tax Division. During his tenure with the I.R.S., Mr. Orlowsky was also adjunct professor of Accounting, Taxation and Business Law at Northeastern Illinois School of Business. He left the IRS to accept a position with Deloitte & Touche as a tax professional and subsequently joined the faculty of Loyola University of Chicago School of Business where he taught Taxation and Accounting and opened his own practice. The Company's Board of Directors has appointed Brian Israel, age 49, to fill the vacancy created by Mr. Orlowsky's departure. In addition, Mr.
Israel will serve as a member of the Compensation Committee and the Audit Committee, which he will Chair. Mr. Israel has spent more than 20 years in the real estate finance industry, during which he managed teams responsible for production, operations, risk management, product and policy development, technology and project management functions for a major national lender and a large regional commercial bank.

Mr. Israel has long been active in legislative and consumer advocacy, is a former President of the Illinois Mortgage Bankers Association and has served on a variety of mortgage-related advisory bodies including the Federal Home Loan Mortgage Corporation's Affordable Housing Advisory Council and Regional Lender Advisory Board, and the Illinois Department of Financial and Professional Regulation's Residential Mortgage Advisory Board.

Currently, Mr. Israel provides strategic planning, training and project management services to businesses and non-profit entities as an independent consultant. He also serves as President of North Shore Custom Homes, Ltd., as a Mentor with Big Brothers and Big Sisters of Metropolitan Chicago, as a member of the Chicago Hospitality Resource Partnership Advisory Council and as President of the River North Residents Association. Mr. Israel will stand re-election at the Company's 2007 annual meeting of shareholders. By that time the Company also expects Mr. Orlowsky and an additional outside director will have joined the board; bringing the total number of Directors to eight.

On April 16, 2007, the Company announced that at any of the 69 food service operations in the Volusia County, Florida Public School system's award-winning "School Way Cafe," students can choose from an assortment of baked goods made with or without Z Trim. Based on taste alone, they overwhelmingly prefer the reduced fat items with Z Trim.

Innovating for better tasting, healthier foods in the cafeterias of the 58th largest school district in the country has been a primary objective of Volusia County School Food Service Director Jon Dickl since he was hired by the district in early 2007.

Since late January, school food service operations in Pennsylvania, Massachusetts, and Florida have begun actively using Z Trim gel in baked goods, dressings and mayo. Many more are testing the product, as are foodservice operations in hospitals.

Z Trim underwent a thorough review prior to use at Volusia schools. An evaluation phase was conducted by a certified research chef comparing Z Trim recipes to Control recipes. New and traditional menu items were prepared for tasting by school officials. A tasting panel consisting of students was formed as well.

Chef Costa Magoulas, CEC, CCE, Coordinator of Culinary Operations, reformulated all bakery items made on premises by replacing percentages of the butter, margarine and oil with natural Z Trim gel, enabling the food service operations throughout the district to offer fresh baked cakes, breads, icings, rolls, cookies, brownies, and muffins with reduced calories, more fiber, and all the taste of the full fat alternatives.

In addition to using Z Trim in baked goods and dressings, Volusia County foodservice personnel are also testing Z Trim in their savory category of menu offerings such as baked ziti, lasagna, chili, etc.

The next steps for the widespread transition to healthier favorites include many players. The product has been proven safe and effective in lowering fat while maintaining taste. The Company is talking to school districts, hospital nutritionists, and third party food service contractors across the country about incorporating Z Trim into their food programs.

Those sentiments are shared by the authors of the current best seller, "You On a Diet," (Free Press) Dr. Mehmet Oz and Dr. Michael Roizen. On page 90 of their book, under the heading of "Help is on the Way," the two Oprah show regulars tout the benefits of Z Trim, confirming its calorie reduction and taste benefits and noting that it "may eventually change the way we eat." That change is already underway, according to some school nutritionists. "We've established the dividing line between the old and the new ways," Lazzaro said. "As long as we're introducing more fresh produce into student diets, we can and should take major steps toward improving the nutritional profiles of the traditional favorites as well, with Z Trim. It's quite simply the new way to 'do food' going forward."

On March 8, 2007, the Company announced the launching of its new Affiliate Sales Program. The program is designed to reward loyal users of its Z Trim product line and Z Trim shareholders who continue to refer customers to Z Trim products. They now will have the opportunity to benefit from their referrals by signing up for the Affiliate Program and earning a commission on sales brought in by them through simple referrals. The Company feels that this is one of the best ways to show that Z Trim is “The People's Company”.

Z Trim has seen increased coverage in the first quarter of 2007 on the web and in written media. The Company and its products have received coverage in Business Week, First For Women magazine and the best selling book “You On A Diet” in the written media, and About.com for low fat cooking, 3 Fat Chicks on a Diet, and Knobias on the web. The current First for Women cover story has a featured inset on Z Trim in the cover story, next to Oprah and Dr. Mehmet Oz. Z Trim has also been featured in a number of news stories around the country in newspapers and magazines, and on the radio and television during the first quarter of 2007.

On March 6, 2007, the Company announced that a signature brand is using Z Trim, its zero calorie natural fat replacement ingredient, in their refrigerated "heat & serve" Italian entree. The ingredient list references "Z Trim (natural dietary fiber)". This is the Company’s first entry into the refrigerated and prepared food market. Z Trim brings binding and texture enhancements to refrigerated foods, as well as fat replacement and dietary fiber benefits. The Company looks to continue to expand Z Trim into other categories in the retail marketplace over the next year. The entrees are carried in the refrigerated section of Costco stores in the Midwest region.

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

We have made many additions and changes to our web site recently in order to continue to inform and educate the food industry and the public about the health benefits of and how to use Z Trim. These changes include:

- - -     Additional links and information for food industry professionals
- - -     A downloadable online Z Trim brochure
- - -     A Frequently Asked Questions (FAQ) section
- - -     Links to additional recipes and cooking tips
- - -     New online instructional "Cooking With Z Trim" videos
- - -     Educational and entertaining animated features for teachers, students, and parents
- - -     Videos with fitness experts Heather Hawk and Nikki Anderson
- - -     Updated plant pictures and a video tour of the Z Trim plant
- - -     Bios of our Expanded Advisory Panel members who have been selected to advise and assist the company in reaching its goals
- - -     Quotes about the benefits of Z Trim by Industry Experts
- - -     New videos and news links covering the Plum Borough, Pennsylvania  school district using Z Trim in their school meals program
- - -     The addition of the downloadable Z Trim Player which will allow people to stay informed of the latest news about Z Trim.
- - -     The linking of the NATS website directly to the Z Trim product online store to allow visitors to the NATS website to buy Z Trim products

We are working on many exciting projects that include:

- - -     Additional ongoing clinical Z Trim research studies
- - -    Internet traffic to the Nutritional Analysis and Tools System (NATS) website continues to remain strong, allowing us to inform and educate visitors to the website about the benefits of using Z Trim. It also provides the opportunity to market and sell Z Trim products to them as well.

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE SAME PERIOD ENDING MARCH 31, 2006.

Revenues

Revenues increased 179% for the three months ended March 31, 2007 from $115,443 for the three months ended March 31, 2006 to $322,164. The increase in revenues was primarily due to the increase in Z Trim product sales and in e-tailer segments. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

Three months ended March 31,

	2007	2006
Products	$321,408	$111,720
Services	756	3,723
Total Revenues	$322,164	$115,443

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $1,184,078 or 46% to $1,375,180 for the three months ended March 31, 2007 from $2,559,258 for the three months ended March 31, 2006. The decrease in operating expenses was primarily due to the decrease in investor and public relations, and stock option expenses, net of increase in payroll expenses.

The stock option expense for the three months ending March 31, 2007 was $306,955 compared to $1,093,500 for the three months ending March 31, 2006.

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

Other income (expense)

Total other income for the three months ended March 31, 2007 was $10,367 compared to $5,697 for the three months ended March 31, 2006. The increase was primarily due to a combination of increase in interest income and decrease in interest expense.

Net loss

The Company reported a net loss for the first quarter of 2007 of $1,724,636 or $0.03 per share, a 36% decrease in the net loss of $2,705,699 or $0.05 per share for the first quarter of 2006. This was due primarily to the combination of increasing revenue and decreasing expenses.

Assets

The Company reported a decrease in Assets for the first quarter of 2007 of $11,143,524 from $11,173,099 for the comparable period in fiscal 2005. The decrease was primarily due to the decrease in value for depreciation of the plant and other intangible assets less the increase in current assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 we had cash and cash equivalents of $4,046,845, an increase of $3,350,346 from December 31, 2006. The increase in cash is due to the proceeds of stock, exercise of options and warrants and increase in the sale of Z Trim products all totaling $5,023,102, less cash used in operations of $1,541,727 and in the purchase of property and equipment of $131,029. Our total capital lease obligations were $8,245 at March 31, 2007.

Net cash used by operating activities increased by 66% to $1,541,727 for the three months ended March 31, 2007 as compared to $930,135 for the three months ended March 31, 2006. The increased cash usage was composed of a net loss of $1,724,636 for non-cash items, including depreciation and amortization of $162,091, stock option expense of $306,855, and non-cash services of $120,104, and for the net cash used from the net increases in assets and decreases in liabilities of approximately $406,241.

Net cash used by investing activities was $131,029 for the three months ended March 31, 2007, as compared to net cash used by investing activities of $1,960 for the three months ended March 31, 2006. The increase was due to increased acquisitions of property and equipment for our manufacturing plant in the current year.

Net cash provided by financing activities was $5,023,102 for the three months ended March 31, 2007 as compared to $4,908,893 for the three months ended March 31, 2006. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily from the proceeds received from the sale of stock, and the exercise of options and warrants, all totaling $5,028,931. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily from the sale of our stock, and from the exercise of options and warrants of approximately $4,918,288.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company filed a lawsuit in the U.S. District Court in 2005 to collect the unpaid principal balance, default interest and attorney fees for a note receivable, in total an amount in excess of $1,200,000, for stock issued. The defendants have sold the shares purchased with the note receivable. In response, on December 27, 2005 those shareholders and a related hedge fund, Pac Bay Financial, filed a countersuit against the Company and its directors and officers. That lawsuit, which is being heard by the same Judge as in the Company's Note Default case listed above, alleges that oral misrepresentations were made to induce purchases of stock over an approximate one and one-half year period. Counter-plaintiffs seek $2 million in compensatory damages and $5 million in punitive damages. The basis for these damages claims is yet unknown. The company believes that they have meritorious defenses against this action, and will continue to vigorously defend it. The claim against the officers and directors is covered by directors and officers insurance to the extent that three of the individual officers and directors are covered. The insurance coverage pays for the defense costs only and provides no indemnity coverage. The parties are engaged in settlement negotiations which could result in the resolution of all pending claims. Subsequent to March 31, 2007, the Company received a payment of $100,000 from the plaintiff against the principal amount of the above said note receivable.

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

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3(i)	Articles of Incorporation of Circle Group Holdings, Inc.(filed as Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

3(ii)	Bylaws of Circle Group Holdings, Inc. (filed as Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.7	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.9	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Gregory J. Halpern Employment Agreement (filed as Exhibit 10.1 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.2	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.3	Dana L. Dabney Employment Agreement (filed as Exhibit 10.3 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.4*	Alan G. Orlowsky Employment Agreement dated May 1, 2007.

10.5*	Brian S. Israel Board of Directors appointment letter dated April 30, 2007.

10.6	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.7	Circle Group Holdings,Inc. 1999 Stock Option Plan (filed as Exhibit 6.6 to Circle Group’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.8
Circle Group Holdings, Inc. 2004 Equity Incentive Plan (filed as Appendix C to the Circle Group's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date and incorporated herein by reference).

10.9
Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated May 20, 1999 (filed as Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

10.10
Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated June 18, 1999 (filed as Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

10.11
Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 (filed as Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.12
Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 (filed as Exhibit 10.15 to Circle Group's Form 10-QSB for  the quarter ending September 30, 2003 and incorporated herein by reference).

10.13
Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 (filed as Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

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

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 9, 2007.

Z TRIM HOLDINGS, INC.

By:	/s/ Gregory J. Halpern
Gregory J. Halpern Chairman of the Board, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of May 9, 2007.

/s/ GREGORY J. HALPERN
Gregory J. Halpern Director and Chief Executive Officer (principal executive officer)

/s/ ALAN G. ORLOWSKY
Alan G. Orlowsky Chief Financial Officer (principal financial or accounting officer)

/s/ STEVE J. COHEN
Steve J. Cohen Director and President

/s/ STEVE H. SALGAN
Steve H. Salgan Director

/s/ STANFORD J. LEVIN
Stanford J. Levin Director

/s/ DANA L. DABNEY
Dana L. Dabney Director

/s/ BRIAN S. ISRAEL
Brian S. Israel Director

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

3(i)	Articles of Incorporation of Circle Group Holdings, Inc.(filed as Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

3(ii)	Bylaws of Circle Group Holdings, Inc. (filed as Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.7	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.9	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Gregory J. Halpern Employment Agreement (filed as Exhibit 10.1 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.2	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.3	Dana L. Dabney Employment Agreement (filed as Exhibit 10.3 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.4*	Alan G. Orlowsky Employment Agreement dated May 1, 2007.

10.5*	Brian S. Israel Board of Directors appointment letter dated April 30, 2007.

10.6	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.7	Circle Group Holdings,Inc. 1999 Stock Option Plan (filed as Exhibit 6.6 to Circle Group’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.8
Circle Group Holdings, Inc. 2004 Equity Incentive Plan (filed as Appendix C to the Circle Group's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date and incorporated herein by reference).

10.9
Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated May 20, 1999 (filed as Exhibit 6.7 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

10.10
Industrial Lease Agreement between CLO Enterprises and Circle Group Holdings, Inc. dated June 18, 1999 (filed as Exhibit 6.8 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

10.11
Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 (filed as Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.12
Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 (filed as Exhibit 10.15 to Circle Group's Form 10-QSB for  the quarter ending September 30, 2003 and incorporated herein by reference).

10.13
Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 (filed as Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

31.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES

Index to Financial Statements

Consolidated Balance Sheet at March 31, 2007 (unaudited)	F-1

Consolidated Statement of Operations as of March 31, 2007(unaudited)	F-2

Consolidated Statements of Cash Flows as of March 31, 2007(unaudited)	F-3

Notes to Interim Unaudited Consolidated Financial Statements	F-4

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

MARCH 31, 2007 AND 2006

ASSETS
Current Assets	2007	2006
Cash and cash equivalents	$ 4,046,845	$ 4,001,797
Accounts receivable, net of allowance for doubtful
accounts of $0 for 2007 and 2006	124,369	73,506
Inventory	351,502	106,410
Prepaid expenses and other assets	224,383	96,704

Total current assets	4,747,099	4,278,417

Property and equipment, net	6,235,321	6,363,245

Other Assets
Intangible assets, net	150,001	520,334
Deposits	11,103	11,103

Total other assets	161,104	531,437

TOTAL ASSETS	$11,143,524	$11,173,099

LIABILITIES AND STOCKHOLDERS' EQUITY
	2007	2006
Current Liabilities
Accounts payable	$348,658	$804,137
Accrued expenses	141,975	215,958
Stock options payable	-	-
Capital lease obligations	8,245	27,459
Total current liabilities	498,878	1,047,554

Long-Term Liabilities,
Capital lease obligations	-	8,214

TOTAL LIABILITIES	498,878	1,055,768

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000 shares;
issued and outstanding 63,571,763 shares	3,179	2,988
Common stock to be issued	400	22
Additional paid-in capital	65,248,978	46,943,528
Unamortized expenses	-	(818,721)
Stock subscription receivable, net	(3,398,976)	(240,104)
Accumulated Deficit	(51,208,935)	(35,759,113)
Treasury stock, at cost	-	(11,269)
TOTAL STOCKHOLDERS' EQUITY	10,644,646	10,117,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,143,524	$11,173,099

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31,	2007	2006
REVENUES:
Products	$321,408	$111,720
Services	756	3,723
Total revenues	322,164	115,443

COST OF REVENUES:
Products	681,987	267,581
Total cost of revenues	681,987	267,581

GROSS MARGIN	(359,823)	(152,138)

OPERATING EXPENSES:
Selling, general and administrative	1,064,892	1,457,175
Stock option expense	306,955	1,093,500
Amortization of intangible assets	3,333	8,583
Total operating expenses	1,375,180	2,559,258

OPERATING LOSS	(1,735,003)	(2,711,396)

OTHER INCOME (EXPENSES):
Rental and other income	10,500	11,065
Interest income	1,243	-
Interest expense	(1,376)	(5,368)
Total other income (expenses)	10,367	5,697

NET LOSS	$(1,724,636)	$(2,705,699)

Net Loss per Share - Basic and Diluted	$(0.03)	$(0.05)

Weighted Average Number of Shares	65,678,054	54,473,170

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,	2007	2006
Cash Flows From Operating Activities:
Net loss	$(1,724,636)	$(2,705,699)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	162,091	159,424
Issuance of common stock and warrants for services	6,765	155,164
Amortization of noncash expenses	113,339	618,176
Stock option expense	306,955	1,093,500
(Increase) decrease in:
Accounts receivable	(53,193)	(13,060)
Inventory	(131,897)	(7,623)
Prepaid expenses and other assets	(129,966)	(11,034)
Decrease in:
Accounts payable and accrued expenses	(91,185)	(218,983)
Cash flows used in operating activities	(1,541,727)	(930,135)

Cash Flows From Investing Activities:
Purchase of property and equipment	(131,029)	(1,960)
Cash flows used in investing activities	(131,029)	(1,960)

Cash Flows From Financing Activities:
Net proceeds from sales of stock	-	4,845,488
Exercise of options and warrants	1,469,907	72,800
Net payments on capital lease obligations	(5,829)	(9,395)
Proceeds from stock subscription receviable	3,559,024	-
Cash flows provided by financing activities	5,023,102	4,908,893

Net increase in cash and cash equivalents	3,350,346	3,976,798

Cash and cash equivalents, at beginning of period	696,499	24,999
Cash and cash equivalents, at end of period	$4,046,845	$4,001,797

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,376	$5,368

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock and warrants for services	$6,765	$1,334,743
Stock subscriptions receivable incurred for issuance of stock	$3,398,976	$55,104

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Z Trim Holdings, Inc. (the “Company”) manufactures a zero calorie fat substitute, Z Trim, and other Z Trim related products. The company will continue exploring all available options for its other Z Trim technologies and related assets.

The Company has participated in several public and private offerings and has expanded its business. In 2002, the Company acquired FiberGel Technologies, Inc. (“FiberGel”), which owns an exclusive license to Z Trim, an all-natural, agriculture-based fat replacement.

The Company has three reportable business unit segments: food product development, security product development and e-tailer. The Company operates through its FiberGel, The Brave Way Training Systems, Inc., On-Line Bedding Corp., and Z-Amaize Technologies, Inc. divisions.

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the three months ended March 31, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Z Trim Holdings Inc. and its subsidiaries after elimination of significantly all intercompany accounts and transactions. Certain prior period items have been reclassified from operating expenses to cost of goods sold for ease of comparison. This reclassification affects neither the net loss nor the accumulated deficit of the Company.

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

MARCH 31, 2007

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

Cashless Exercise of Warrants

The Company has issued warrants to purchase common stock where the holder is entitled to exercise the warrant via a cashless exercise, when the exercise price is less than the fair value of the common stock. The Company accounts for the issuance of common stock on the cashless exercise of warrants as a cost of capital.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $306,955 and $1,093,500 as of March 31, 2007 and 2006, respectively. The March 31, 2007 stock option expense included an additional charge of $12,607 from the modification of 45,000 out-of-money options. These options were granted two years extension.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

NOTE 2-INVENTORY

At March 31, Inventory consists of the following:

	2007	2006
Raw materials	$45,296	$36,187
Work-in-process	9,449	32,073
Packaging	20,955	31,762
Finished goods	275,802	6,388
Total inventory	$351,502	$106,410

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 3-PROPERTY AND EQUIPMENT, NET

At March 31, Property and equipment, net consists of the following:

	2007	2006
Production, engineering and other equipment	$4,976,871	$4,505,143
Leasehold improvements	2,745,917	2,629,400
Office equipment and furniture	601,067	599,132
Computer equipment and related software	336,143	319,469
Construction in process - equipment	-	99,487
	8,659,998	8,152,631
Accumulated depreciation	(2,424,677)	(1,789,386)
Property and equipment, net	$6,235,321	$6,363,245

NOTE 4 - INTANGIBLE ASSETS

During the first three months of fiscal 2007, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company’s purchased intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
License Rights to
Website	200,000	(49,999)	150,001

Total intangibles	$200,000	$(49,999)	$150,001

Amortization of intangibles was $3,333 and $8,583 for the three months ended March 31, 2006 and 2005, respectively.

Based on the carrying amount of the intangibles as of March 31, 2006, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

Years ended December 31,
2007 (April 1 to December 31)	10,000
2008	13,333
2009	13,333
2010	13,333
2011	13,333
Thereafter	86,669

Total amortization	$150,001

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 5- STOCKHOLDERS' EQUITY

Private Placement Offerings

On February 2, 2007, the Company entered into an agreement with J.P. Turner & Company, L.L.C. to raise between $4,000,000 and $8,000,000, using the Company’s common stock as security. The purchase price was $1.00 per share, which was greater than 70% of the volume weighted average price of the Company’s common stock for the 90 days from the day prior to the closing date, which was March 29, 2007. The investors also received a 25% stock warrant at an exercise price equal to 120% of the purchase price. The warrants have a term of 5 years.

The Company will file a Registration Statement covering the resale of the common shares underlying the unit and warrant within 60 days of the closing date. The Company shall respond to all SEC comments within 10 calendar days of receipt of said comments and will use its best efforts to cause the Registration Statement to become effective within 120 days of the closing date.

J.P. Turner & Company, L.L.C received a placement fee of 10% of the gross proceeds and 15% warrant coverage with an exercise price equal to the purchase price.

The offering closed on March 29, 2007. The Company has received stock subscriptions for 8,000,000 shares of its common stock and 2,000,000 warrants. As of April 3, 2007 the Company received $6,958,000 in proceeds, which is net of offering costs and commissions of $1,042,000.

On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of our common stock, par value $0.00005 per share (“Common Stock”), and warrants exercisable for Common Stock. The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock. In addition, investors who invested at least $500,000 in the private placement received a five-year warrant with an exercise price of $1.00 per share to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock purchased (the “Warrants”). In the aggregate the Company sold 8,245,368 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock.  Proceeds from the sale, net of commissions and fees of $521,865, totaled $4,536,433. The Company also entered into a registration rights agreement in connection with the private placement pursuant to which it has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock and Common Stock underlying the Warrants.

National Securities Corporation (“National Securities”) served as the lead placement agent in connection with the private placement. National Securities received cash fees in the aggregate of $521,865 and warrants to purchase 824,537 shares of Common Stock on terms which are identical to the Warrants included in the units except that the exercise price is $0.68 per share and they contain an assignment provision. In addition, the placement agent’s warrant has registration rights that are the same as those afforded to investors in the private placement.

The Company determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant Section 4(2) of the Act and Rule 506 of Regulation D Promulgated under the Act. The Company based this determination on the non-public manner in which it offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold to otherwise deposed of without registration under the Act or an applicable exemption therefrom.

In January 2006, the Company conducted a self-underwritten offering of the Company’s common stock up to $1.24 million. The stock was sold for $31,000 per unit. Each unit consisted of 50,000 shares of common stock and 50,000 warrants. The warrants are exercisable at $1.00 per share and expire in three (3) years after purchase of the above-described unit. The Company sold and issued 1,000,000 shares and received proceeds of $620,000 under the offering.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 5- STOCKHOLDERS' EQUITY (Continued)

Exercising of stock warrants and options

During the first three months of 2007 and 2006, stock warrants and options were exercised. The Company received total proceeds of $1,469,906 and $72,800, respectively.

Common Stock issued on the cashless exercise of warrants

During February 2007 the Company issued 11,578 shares of common stock on the cashless exercise of warrants.

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended
	March 31,
	2007	2006
Numerator:
Net loss	$(1,708,584)	$(2,705,699)

Denominator:
Weighted average number of shares outstanding	65,678,054	54,473,170

Net loss per share-basic and diluted	$(0.03)	$(0.05)

As the Company incurred net losses for the three months ended March 31, 2007, the effect of dilutive securities totaling 5,816,461 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three months ended March 31, 2006, the effect of dilutive securities totaling 2,453,404 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 7 - STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2004, which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers.

A summary of the status of stock options issued by the Company as of March 31, 2007 and 2006 is presented in the following table:

	2007		2006
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	20,285,749	$0.99	12,892,939	$1.03
Granted	262,000	1.22	1,600,000	1.05
Exercised	(254,210)	0.76	(141,955)	0.46
Expired and Cancelled	(470,000)	1.15	-	-
Outstanding at end of period	19,823,539	$0.99	14,350,984	$1.04

Exercisable at end of period	19,623,539	$0.99	14,350,984	$1.04

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006
Weighted average fair value per option granted	$0.85	$0.68
Risk-free interest rate	4.54%	4.83%
Expected dividend yield	0.00%	0.00%
Expected lives	3.00	3.00
Expected volatility	112.92%	127.83%

As of March 31, 2007, there was $145,124 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of six months.

The following table sets forth additional information about stock options outstanding at March 31, 2007:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	19,228,539	1.8 years	$ 0.95	19,028,539
$1.51-$3.00	595,000	0.6 years	$ 2.09	595,000
	19,823,539	1.8 years	$ 0.99	19,623,539

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 7 - STOCK OPTION PLAN (continued)

As of March 31, 2007 and 2006, the Company has warrants outstanding to purchase 4,347,048 and 6,149,995 shares of the Company’s common stock, respectively, at prices ranging from $0.45 to $6.40 per share. These warrants expire at various dates through March 2011.

NOTE 8 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s principal customers are wholesale companies. One customer accounted for approximately 21% and 57% of the Food Product Development segment revenues for the three months ended March 31, 2007 and 2006, respectively. Two other customers accounted for approximately 82% and 85% of the E-tailer segment revenues for the three months ended March 31, 2007 and 2006, respectively. Management does not believe a significant credit risk exists at March 31, 2007.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 9- pending litigation

The Company filed a lawsuit in the U.S. District Court in 2005 to collect the unpaid principal balance, default interest and attorney fees for a note receivable, in total an amount in excess of $1,200,000, for stock issued. The defendants have sold the shares purchased with the note receivable. In response, on December 27, 2005 those shareholders and a related hedge fund, Pac Bay Financial, filed a countersuit against the Company and its directors and officers. That lawsuit, which is being heard by the same Judge as in the Company’s Note Default case listed above, alleges that oral misrepresentations were made to induce purchases of stock over an approximate one and one-half year period. Counter-plaintiffs seek $2 million in compensatory damages and $5 million in punitive damages. The basis for these damages claims is yet unknown. The company believes that they have meritorious defenses against this action, and will continue to vigorously defend it. The claim against the officers and directors is covered by directors and officers insurance to the extent that three of the individual officers and directors are covered. The insurance coverage pays for the defense costs only and provides no indemnity coverage. The parties are engaged in settlement negotiations which could result in the resolution of all pending claims. Subsequent to March 31, 2007, the Company received a payment of $100,000 from the plaintiff against the principal balance of the said above note receivable.

On November 23, 2005, the Company entered into Letter Agreement ("LOA") with George Foreman Enterprises, Inc. ("GFME") pursuant to which both parties would form a new limited liability company for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z Trim®. The parties did not reach any definitive Agreement as is required by the LOA. On May 9, 2006, the Company filed a lawsuit alleging breach of the Parties' nondisclosure agreement and trade secret misappropriation in the Circuit Court of the 19th Judicial District, Lake County, Illinois seeking damages and injunctive relief against GFME. On August 3, 2006 the court, based upon a finding that the Company has demonstrated a likelihood of success on the merits of the case, issued an order granting the Company a preliminary injunction enforcing the non-disclosure agreement between the parties. GFME subsequently appealed the preliminary injunction. The Appellate Court denied GFME’s appeal, and the injunctive order remains in place.

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

MARCH 31, 2007

NOTE 9- pending litigation (continued)

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

NOTE 10 - RELATED PARTY TRANSACTIONS

As of March 31, 2006, the Company had an employee receivable of $9,000 from the Chief Executive Officer related to exercising his stock options in 2005. The amount was applied against a bonus pay in April 2006.

As of March 31, 2006, the Company had an employee receivable of $45,900 from the Chief Financial Officer. In December 2005, the officer exercised 102,000 of his stock options at $.45 per share, or an aggregate of $45,900. The amount was applied against the officer’s net pay in April 2006.

As of March 31, 2006, the Company had a stock subscription receivable of $20,000 from the President related to exercising his stock options in 2005. The stock subscription receivable was paid in full on September 30, 2006 including $675 of interest.

NOTE 11- GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2007.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

The Company’s structure includes three principal operating segments: (i) Food Product Development, (ii) Security Training and Products and (iii) E-tailer. The food product development segment owns the exclusive, worldwide license to Z Trim(TM). The Security training offers cost effective self-defense training courses and products with a uniquely targeted curriculum. The e-tailer segment is a distributor of pillows, blankets, and other bedding products. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

The Company reviews the operating segments’ income to evaluate performance and to allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

	Three Months ended
	March 31,
	2007	2006
Net Revenue:
Food Product Development	$213,076	$22,831
Personal Safety Training and Products	609	3,527
E-tailer	108,332	88,889
Net Revenue by Reportable Segment	$322,017	$115,247
All Other Operating Revenue	147	196
Consolidated Net Revenue	$322,164	$115,443
Operating Income (Loss):
Food Product Development	$(765,909)	$(534,843)
Personal Safety Training and Products	533	3,456
E-tailer	14,487	10,190
Operating Loss by Reportable Segment	$(750,889)	$(521,197)
All Other Operating Loss	(984,114)	(2,190,199)
Consolidated Operating Loss	$(1,735,003)	$(2,711,396)
Net Income (Loss):
Food Product Development	$(766,136)	$(535,626)
Personal Safety Training and Products	533	3,456
E-tailer	14,487	10,190
Net Loss by Reportable Segment	$(751,116)	$(521,980)
All Other Net Loss	(973,520)	(2,183,719)
Consolidated Net Loss	$(1,724,636)	$(2,705,699)

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 12 - SEGMENT INFORMATION (Continued)

	March 31,
Total Assets:	2007	2006
Food Product Development	$ 6,365,973	$ 5,994,451
Personal Safety Training and Products	4,112	468
E-tailer	98,407	64,609
	6,468,492	6,059,528
All other segments	4,675,032	5,113,571
Consolidated assets	$11,143,524	$11,173,099

NOTE 13 - SUBSEQUENT EVENTS

On May 1, 2007, the Board of Directors appointed Alan Orlowsky as the Company’s Chief Financial Officer (CFO). Mr. Orlowsky has served as a member of the Company’s Board of Directors and was the Chairman of the Company’s Audit Committee. He resigned those positions as of April 30, 2007. The former CFO resigned his position, and remained employed as the Company’s Vice President and on the Company’s Board of Directors.

The Board of Directors has appointed Brian Israel as the new audit committee chair of the Company to fill the vacancy created by Mr. Orlowsky’s departure.