Form 10QSB
period 2007-06-30
Z TRIM HOLDINGS, INC
filed 2007-08-14
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

The registrant has a single class of common stock, par value $.00005 per share, of which there were 72,056,375 shares issued and outstanding as of August 9, 2007.

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

OVERVIEW

Z Trim Holdings, Inc. (which changed its name from Circle Group Holdings in 2006) is an emerging growth company focused on the production, licensing, marketing and distribution of Z Trim®. Z Trim is a USDA-developed, all-natural, zero calorie fat replacement ingredient made from the healthy fiber of cereal grains. Currently corn or oats is used but Z Trim production can be derived from many other agricultural products. Current Z Trim products include gel or powder used to replace portions of fat, gums, starches and carbohydrates in foods and as a nutritional supplement to control appetite. Z Trim is now being used internationally by manufacturers, restaurants, schools, and consumers to replace as much as 80% of the fat and calories without changing taste, texture, appearance or digestive properties in baked goods, dairy products, snacks, deserts, sauces, dressings, processed meats and many other foods. Z Trim has demonstrated the capability to reduce up to 100% of the fats in several foods. The food industry is a multi-billion dollar opportunity. As the right product in the right place at the right time, Z Trim is dedicated to establishing itself within this sector as a key player in the war on obesity and weight health problems.

Z Trim recently became available as an Appetite Control formula that is 100% natural dietary fiber. The new breakthrough product has spectacular absorption capacity resulting in a feeling of fullness and a reduction in appetite allowing consumers to reduce the urge to overeat. In recent clinical studies, 3 out of 4 subjects achieved ½ to 2 pounds of weekly weight loss without making lifestyle changes and without causing any gastrointestinal or other negative side effects. Z Trim Appetite Control has recently become available at GNC stores and wide spectrum retail rollouts are in the works.

Three Z Trim books which will be available nationally are set for release in the third quarter of 2007. The Z Trim Advantage is a new recipe book that demonstrates Z Trim's special ability to make gourmet foods more delicious increasing fiber while significantly reducing fats, calories, cholesterol and sodium. The Z Trim Lifestyle is a unique new approach to sustainable effective weight management where small changes equal big results. The Z Trim Miracle is the amazing story about the evolution of this Government invented solution and the promise and hope it could generate in the future.

For decades, food manufactures have taken steps to make foods with less calories for the dieting consumer. They have been able to replace sugar and other sweeteners with modest success but have had little success replacing fat, usually creating products with poor taste and even worse textures. Sugar replacements such as saccharin, NutraSweet® and Splenda® can be found everywhere and have made their way into food products such as: soft drinks, snacks, desserts, etc. We believe that Z Trim, as a fat replacement, has the potential to become as commonplace as sugar substitutes, and will do this while maintaining the original taste and mouth feel of all foods in which it is used.

As a marketing driven company with a unique technology, Z Trim's mission is to establish a new paradigm in fiber rich, lower calorie, reduced saturated fat products that promote health beyond basic nutrition. By reducing the fat and calories from fat in foods without sacrificing taste or texture, we believe that Z Trim represents a quantum breakthrough in food science and technology.

After years of development, Z Trim is now commercialized. The Company currently manufactures and markets Z Trim as a competitive ingredient that dramatically improves the food industry's ability to deliver on its promises of healthier foods. The Company's primary objective in 2007 is to build on Z Trim's early successes in various food products and studies, with the goal of establishing Z Trim as an important ingredient in revolutionizing the food industry in a manner analogous to NutraSweet®. The Company is targeting the end consumer through (i) licensing agreements and direct sales to major food manufacturers, as well as several small and mid size companies, (ii) direct sales to the consumer, and (iii) direct sales to large food institutions such as those that supply to restaurants, hospitals, schools and cafeterias. In the United States, schools are currently serving over 50,000 meals a day containing Z Trim to replace fat and calories in dressings, mayonnaise, wet salads and baked goods. We expect these numbers to increase in the future based on the existing success Z Trim is having with students.

Z Trim is an all natural functional food and fat replacement ingredient made from plant fiber, essentially an amorphous cellulose gel. Based on a novel processing system that converts crude fiber grain components into cereal hydro-colloidal compositions, Z Trim is rich in soluble and insoluble fiber, devoid of fat and calories, neutral in taste and totally compatible in texture with foods that it is used in. In concrete terms, this patented, proven ingredient system can significantly improve the health benefits of foods without compromising the taste delivery and mouth-feel properties of full-fat products that are critical to consumers’ selection process and the protection of market share belonging to the brands of every major food company.

Z Trim was developed at the U.S. Department of Agriculture by Dr. George Inglett. The goal was to create a zero-calorie healthy natural food ingredient utilizing grain bi-products that would replace a large portion of high calorie fats in processed foods by harnessing the power of nature. Z Trim holds the exclusive United States and international manufacturing and marketing rights to the technology for all fields of use. The Company has spent the past five years and approximately 14 million dollars perfecting its patented and trade secret formulas, building a modern manufacturing facility and marketing rollout for production and use. The Company has dozens of U.S. and international patents issued or pending on the Z Trim application and process as well as numerous trade secrets on the proprietary technology. Processes based upon the Company’s intellectual property portfolio are now in use at the Z Trim plant located in Mundelein, Illinois.

Several consumer studies have been performed on Z Trim by independent focus groups, home use tests, state fairs and staged events at restaurants, and in the media which have been broadcast on NBC, CBS, WGN and FOX. All the results taken as a collective grouping have consistently demonstrated that people cannot tell the difference between a full fat recipe and the same recipe modified by replacing up to 50% of the fat with Z Trim. Seven out of ten consumers consistently believed the Z Trim recipe was the full-fat or better tasting version.

Z Trim adds water to recipes, so it improves textures resulting in creamier, moister, and juicier foods. The additional water also has the effect of cleansing the palette thereby diminishing aftertaste, greasiness and filminess. Z Trim is healthy soluble and insoluble fiber. Fiber has been shown to improve satiety and contribute to other benefits such as weight management, lowering of cholesterol and improved functioning of the digestive system and glycemic index.

Whether replacing fat in foods, or as an appetite control supplement, Z Trim consistently creates a feeling of non-bloated fullness without any gastrointestinal (G.I.) or other negative side effects.

The ever-expanding interest by consumers in nutrition and their on-going search to find an effective and healthy weight management solution that works in a majority of cases, without lifestyle modification, is helping to drive the increase in our sales. Z Trim makes most foods healthier, whether in the home, on grocery shelves or in institutional food service foods.

We are in the process of executing our marketing plans. The plans include both wholesale and retail products targeted to food companies, distributors, restaurants, schools, and consumers. They also include the direct supply of product, as well as license programs for manufacturers interested in production in their own plants. We have an aggressive plan to educate both the food industry and consumers about the uses and benefits of Z Trim products, and we continue to develop additional products to service these markets.

The Company owns one of the top nutritional analysis web sites, known as Nutritional Analysis Technology Site according to Google Search results. Internet traffic to the Nutritional Analysis Technology Site (NATS) (http://nat.crgq.com/) provides a steady stream of new health seekers, allowing us to spread the good word about the benefits of our marketing message LIVE LIFE BETTER™ with Z Trim to an audience interested in health and nutrition. Visitors to the NATS site are also directed to purchase Z Trim products.

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

The company continues the expansion of the ZTM shareholder base by developing new investment banking relationships, and by contacting the investment community at the broker, MicroCap Fund, and individual levels to inform and educate them about Z Trim Holdings, Inc. and its technology, we feel is the "Answer to the Obesity Epidemic". Every customer becomes a potential product spokesperson and testimonial as well as a potential shareholder. We won't rest until every American embraces Z Trim.

We have four operating subsidiaries: FiberGel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and have exclusive worldwide licenses to the Nutrition Analysis Tool website, Mini-Raman Lidar System, and ThraxVac technology. The Company plans to dissolve thebraveway.com, Inc. and On-Line Bedding Corp. by the end of this year.

RECENT MATERIAL DEVELOPMENTS

The Company's Board of Directors has appointed David Lansky, age 54 to the board as an outside director bringing the total number of Directors to eight. David Lansky, Ph.D., a clinical psychologist, is currently the President of Family Business Innovations, Inc., and consults and works with family members, business owners, their advisors and other key parties to determine effective methods to develop leaders, enhance communications, resolve conflicts and work together as a team. David is a graduate of McGill University in Montreal, Canada, and obtained his Masters and Doctoral degrees from Rutgers University. He has served on the faculty of Northwestern University’s Family Institute and the Adler School of Professional Psychology. He is a nationally recognized expert on the family dynamics in business.

MATERIAL DEVELOPMENTS AS PREVIOUSLY REPORTED IN THE COMPANY’S FIRST QUARTER FORM 10QSB

Z Trim experienced increased coverage in the first quarter of 2007 on the web and in written media. The Company and its products received coverage in Business Week, First For Women magazine and the best selling book “You On A Diet” in the written media, and About.com for low fat cooking, 3 Fat Chicks on a Diet, Knobias, and many other fitness, wellness, cooking, and diet websites on the web. Z Trim received additional media coverage in the second quarter of 2007 as well.

We have recently made many additions and changes to our web site in order to continue to inform and educate the food industry and the public about the health benefits of and how to use Z Trim.

In April, 2007, the Company announced that at any of the 69 food service operations in the Volusia County, Florida Public School system's award-winning "School Way Cafe," students can choose from an assortment of baked goods made with or without Z Trim. Based on taste alone, they overwhelmingly prefer the reduced fat items with Z Trim. Volusia County is the 58th largest school district in the country.

Z Trim underwent a thorough review prior to use at Volusia schools. An evaluation phase was conducted by a certified research chef comparing Z Trim recipes to Control recipes. New and traditional menu items were prepared for tasting by school officials. A tasting panel consisting of students was formed as well.

In May 2007 the Company announced that its Z Trim Appetite Control Capsules can now be purchased at select GNC retail stores and from the GNC web site. This is one of the important steps in the Company's planned retail rollout to make Z Trim products accessible to people everywhere.

In May 2007 Z Trim Holdings, Inc. hired Alan Orlowsky as the Company's Chief Financial Officer. Mr. Orlowsky has served as a member of the Company's Board of Directors since January 2004 and most recently was the Chairman of the Company's Audit Committee and a member of the Company’s Compensation Committee. Mr. Orlowsky resigned those positions the end of April, 2007. Mr. Orlowsky will remain on the Company’s Board of Directors as an inside director. Dana Dabney, the Company's prior CFO, remains employed as Vice President and remains on the Company's Board of Directors. Mr. Orlowsky is moving into the CFO position at an important time of growth and expanding opportunity for the Company and his hiring is seen by the Company as a strategic benefit to operations going forward.

On May 3, 2007, the Company reported that by letter dated April 27, 2007, the American Stock Exchange ("AMEX") notified the Company pursuant to Section 1009(a)(i) of the AMEX Company Guide that “the Company appears to have issued certain shares of its common stock…without complying with applicable Amex requirements.” The Company believes that it has successfully and fully resolved this matter by rescinding the underlying transaction that gave rise to the issuance of the shares in question, thereby rendering moot any further question of noncompliance relating to thereto. Amex has taken no further action.

The Company's Board of Directors has appointed Brian Israel, age 49, to fill the vacancy created by Mr. Orlowsky's departure. In addition, Mr. Israel will serve as a member of the Compensation Committee and the Audit Committee, which he will Chair. Mr. Israel has spent more than 20 years in the real estate finance industry, where he managed teams responsible for production, operations, risk management, product and policy development, technology and project management functions for a major national lender and a large regional commercial bank.

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

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SAME PERIODS ENDING JUNE 30, 2006

Revenues

Revenues increased 162% for the three months ended June 30, 2007 from $121,087 for the three months ended June 30, 2006 to $317,522. Revenues increased 170% for the six months ended June 30, 2007 from $236,530 for the six months ended June 30, 2006 to $639,986. The increase in revenues was primarily due to the increase in Z Trim product sales. The following table provides a breakdown of the revenues for our divisions for the periods indicated:

	Three months ended June 30,
	2007	2006
Products	$317,500	$120,515
Services	22	572
Total Revenues	$317,522	$121,087

	Six months ended June 30,
	2007	2006
Products	$638,908	$232,235
Services	778	4,295
Total Revenues	$639,986	$236,530

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $442,193 or 25% to $2,182,326 for the three months ended June 30, 2007 from $1,740,133 for the three months ended June 30, 2006. The increase in operating expenses was primarily due to the increase in stock option expense. Total operating expenses decreased by $741,885 or approximately 17% to $3,557,506 for the six months ended June 30, 2007 from $4,299,391 for the six months ended June 30, 2006. The decrease in operating expenses was primarily due to the decrease in investor and public relations, net of increase in payroll expenses.

The stock option expense for the three months ending June 30, 2007 was $1,063,302 compared to $472,639 for the three months ending June 30, 2006. The stock option expense for the six months ending June 30, 2007 was $1,370,257 compared to $1,566,139 for the six months ending June 30, 2006.

Stock options from the Company's stock option plan have been utilized in place of large salaries for management, staff, and plant employees, and as compensation for the advisory board members. Over the past year the Company has been building an Advisory Board of experts in the food industry, pharmaceutical industry, nutrition and fitness industry, medical profession, and other industries related to Z Trim's business. These current and former industry executives, doctors, chefs, food formulators, nutritionists, fitness experts, and others have been brought together to help Z Trim Holdings with its direction and contacts to help insure the growth and success of the Company. The company has also significantly increased the size of its workforce over that time in the production, sales, and marketing areas of the company to allow for the continued expansion and execution of its marketing, production, and sales plans. The incentive plan is based on three components: the amount of participation or attendance of the individual, the type, quality, and amount of service of the individual, and the results and value that the individuals provide to the Company with their service or participation. Each option grant is based on milestones that must be met in order for the options to be exercised. The Company feels strongly that the charge for the stock options under the new accounting rules is a wise investment in the company's future.

Other income (expense)

Total other income for the three months ended June 30, 2007 was $258,618 compared to $55,680 for the comparable period in fiscal 2006. Total other income for the six months ended June 30, 2007 was $268,985 compared to $61,377 for the comparable period in fiscal 2006. The increase was primarily due to a recovery of loan loss of $200,000.

Net loss

The Company reported a net loss for the second quarter of 2007 of $2,485,687 or $0.03 per share, a 13% increase from the net loss of $2,199,219 or $0.04 per share for the second quarter of 2006. This was due primarily to the increasing stock option and other expenses, net of increasing revenue.

For the six months ending June 30, 2007, the Company reported a net loss of $4,210,323 or $0.06 per share, which is a 14% decrease from the net loss of $4,904,918, or $0.09 per share for the six month period ending June 30, 2006. This was due primarily to the combination of increasing revenue, decreasing operating expenses, and recovery of a loan loss.

Assets

The Company reported an increase in assets as of June 30, 2007 of $13,471,847 from $10,014,265 for the comparable period in fiscal 2006. The increase was primarily due to the increase in current assets and plant assets less the decrease in other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 we had cash and cash equivalents of $5,997,478, an increase of $5,300,979 from December 31, 2006. The increase in cash is due to the proceeds of sales of stock, exercise of options and warrants, collection on notes receivable and increase in the sale of Z Trim products all totaling of $8,898,376, less cash used in operations of $3,094,334 and cash used in the purchase of property and equipment of $503,063. Our total capital lease obligations were $2,160 at June 30, 2007.

Net cash used by operating activities increased by 24% to $3,094,334 for the six months ended June 30, 2007 as compared to $2,498,120 for the six months ended June 30, 2006. The increased cash usage was composed of a net loss of $4,210,323 for non-cash items, including depreciation and amortization of $334,149, stock option expense of $1,370,257, non-cash services and losses of $153,526, net gains of $200,000, and for the net cash used from the net increases in assets and decreases in liabilities of approximately $482,462.

Net cash used by investing activities was $503,063 for the six months ended June 30, 2007, as compared to net cash used by investing activities of $55,599 for the six months ended June 30, 2006. The increase was due to increased acquisitions of property and equipment for our manufacturing plant in the current year.

Net cash provided by financing activities was $8,898,376 for the six months ended June 30, 2007 as compared to $5,464,610 for the six months ended June 30, 2006. Net cash provided by financing activities for the six months ended June 30, 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised and notes receivable for stock subscriptions of $8,886,463. Net cash provided by financing activities for the six months ended June 30, 2006 was primarily from the sale of stock, proceeds from stock subscription receivables, and from the exercising of options and warrants totaling approximately $5,447,208.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack thus far of significant market acceptance of our products, the fact that we may dilute existing shareholders through additional stock issuances, management's significant ownership of our common stock, our reliance on our intellectual property, and the potential negative effects of manipulation in the trading of our common stock. Those risks and certain other uncertainties are discussed in more detail in our 2006 Annual Report on Form 10-KSB. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On August 8, 2007, the Company has entered into a settlement agreement with Farhad Zaghi and related parties (collectively, “Zaghi”) in which the Company had sued for collection of amounts owed on a promissory note. Zaghi had counterclaimed for fraud and other causes of action. Neither party admitted any wrongdoing. Pursuant to the settlement, which is designed to make the Company whole on the amounts owing under the promissory note, Zaghi paid the Company $100,000 in July 2007 as partial payment of the note and the Company released the related stock certificate. Additionally, the Company will issue and register for sale 1,950,000 shares of the Company’s common stock to a Zaghi affiliate. Zaghi will sell those shares in an orderly fashion, limited to 20,000 shares a day, via a mutually-acceptable broker. The proceeds from the sales will be divided between the Company and Zaghi pursuant to an established formula. Once the proceeds payable to the Company and Zaghi reach $800,000 and $2,591,000, respectively, then each party will dismiss with prejudice its claims against the other. In the event the amount of proceeds from the sales of shares by Zaghi does not total $2,591,000, the Company will be required to issue and register additional shares of common stock to a Zaghi affiliate, which will be similarly sold until the shortfall is satisfied. The registration of the original 1,950,000 shares is on a best-efforts basis. With respect to the registration of any additional required shares, the Company may be held in breach of the settlement agreement, resulting in confession of judgment, if such shares are not registered within 45 days of the final sale of the original shares. Prior to the settlement, the Company received an additional $200,000 as of June 30, 2007.

On November 23, 2005, the Company entered into a Letter of Agreement ("LOA") with George Foreman Enterprises, Inc. ("GFME") pursuant to which both parties would form a new limited liability company for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z Trim®. The parties did not reach any definitive Agreement as is required by the LOA. On May 9, 2006, the Company filed a lawsuit alleging breach of the Parties' nondisclosure agreement and trade secret misappropriation in the Circuit Court of the 19th Judicial District, Lake County, Illinois seeking damages and injunctive relief against GFME. On August 3, 2006 the court, based upon a finding that the Company has demonstrated a likelihood of success on the merits of the case, issued an order granting the Company a preliminary injunction enforcing the non-disclosure agreement between the parties. GFME subsequently appealed the preliminary injunction. The Appellate Court denied GFME’s appeal, and the injunctive order remains in place.

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

On July 6, 2006, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product. The case was dismissed by the court owing to a technicality and on March 20, 2007, the Company filed suit again. Trial is scheduled for February, 2008. In response to the dismissal order, the Defendant submitted a bill of costs seeking a total of $15,458 in taxable costs. The Court awarded Defendant $3608.00 in costs.

On January 18, 2007, the Company was served with a complaint by Daniel Caravette for breach of contract and violation of the Illinois Wage Payment and Collection Act, seeking damages in excess of $1,000,000. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

ITEM 6. EXHIBITS

Exhibit No.	Description

3(i)	Articles of Incorporation of Circle Group Holdings, Inc. (filed as Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

3(ii)	Bylaws of Circle Group Holdings, Inc. (filed as Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.4	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.6	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Gregory J. Halpern Employment Agreement (filed as Exhibit 10.1 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.2	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.3	Dana L. Dabney Employment Agreement (filed as Exhibit 10.3 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.4	Alan G. Orlowsky Employment Agreement (filed as Exhibit 10.4 to the Company’s Form 10-QSB filed on May 7, 2007 and incorporated herein by reference).

10.5	Brian S. Israel Board of Directors appointment letter (filed as Exhibit 10.5 to the Company’s Form 10-QSB filed on May 7, 2007 and incorporated herein by reference).

10.6	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.7*	David Lansky Board of Directors appointment letter.

10.8	Circle Group Holdings,Inc. 1999 Stock Option Plan (filed as Exhibit 6.6 to Circle Group’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.9
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

10.12
Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26, 2003 (filed as Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.13
Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 (filed as Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.14
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

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2007. In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCLE GROUP HOLDINGS, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Gregory J. Halpern
Gregory J. Halpern, President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3(i)	Articles of Incorporation of Circle Group Holdings, Inc. (filed as Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

3(ii)	Bylaws of Circle Group Holdings, Inc. (filed as Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.4	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.6	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Gregory J. Halpern Employment Agreement (filed as Exhibit 10.1 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.2	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.3	Dana L. Dabney Employment Agreement (filed as Exhibit 10.3 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.4	Alan G. Orlowsky Employment Agreement (filed as Exhibit 10.4 to the Company’s Form 10-QSB filed on May 7, 2007 and incorporated herein by reference).

10.5	Brian S. Israel Board of Directors appointment letter (filed as Exhibit 10.5 to the Company’s Form 10-QSB filed on May 7, 2007 and incorporated herein by reference).

10.6	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.7*	David Lansky Board of Directors appointment letter.

10.8	Circle Group Holdings,Inc. 1999 Stock Option Plan (filed as Exhibit 6.6 to Circle Group’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.9
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

10.12
Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and Brookhaven Science Associates dated March 26, 2003 (filed as Exhibit 10.14 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.13
Assignment of License Agreement between UTEK Corporation, Circle Group Holdings, Inc. and University of Illinois dated July 9, 2003 (filed as Exhibit 10.15 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.14
Assignment of License Agreement between Circle Group Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 (filed as Exhibit 10.16 to Circle Group's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

31.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES

Index to Financial Statements

Consolidated Balance Sheet at June 30, 2007(unaudited)	F-1

Consolidated Statement of Operations as of June 30, 2007(unaudited)	F-2

Consolidated Statements of Cash Flows as of June 30, 2007(unaudited)	F-3

Notes to Interim Unaudited Consolidated Financial Statements	F-4

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

JUNE 30, 2007 AND 2006

ASSETS
Current Assets	2007	2006
Cash and cash equivalents	$5,997,478	$2,935,890
Accounts receivable	137,265	77,960
Inventory	489,954	109,700
Prepaid expenses and other assets	254,671	107,728

Total current assets	6,879,368	3,231,278

Property and equipment, net	6,434,709	6,260,134

Other Assets
Intangible assets, net	146,667	511,750
Deposits	11,103	11,103

Total other assets	157,770	522,853

TOTAL ASSETS	$13,471,847	$10,014,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$354,210	$437,407
Accrued expenses	182,357	189,504
Stock subscription payable	150,000	-
Capital lease obligations	2,160	25,568
Total current liabilities	688,727	652,479

Long-Term Liabilities
Capital lease obligations	-	2,098

TOTAL LIABILITIES	688,727	654,577

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000 shares;
issued and outstanding 72,056,375 shares	3,600	3,043
Additional paid-in capital	66,474,142	47,948,621
Unamortized expenses	-	(613,643)
Notes receivable for issuance of stock, net	-	(20,000)
Accumulated Deficit	(53,694,622)	(37,958,333)

TOTAL STOCKHOLDERS' EQUITY	12,783,120	9,359,688

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,471,847	$10,014,265

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Products	$317,500	$120,515	$638,908	$232,235
Services	22	572	778	4,295
Total revenues	317,522	121,087	639,686	236,530

COST OF REVENUES:
Products	879,501	635,853	1,561,488	903,434
Total cost of revenues	879,501	635,853	1,561,488	903,434

GROSS MARGIN	(561,979)	(514,766)	(921,802)	(666,904)

OPERATING EXPENSES:
Selling, general and administrative	1,111,768	1,258,910	2,176,660	2,716,085
Stock option expense	1,063,302	472,639	1,370,257	1,566,139
Amortization of intangible assets	3,334	8,584	6,667	17,167
Loss on asset disposal	3,922	-	3,922	-
Total operating expenses	2,182,326	1,740,133	3,557,506	4,299,391

OPERATING LOSS	(2,744,305)	(2,254,899)	(4,479,308)	(4,966,295)

OTHER INCOME (EXPENSES):
Rental and other income	10,500	10,500	21,000	21,566
Interest income	78,287	51,429	79,530	51,429
Recovery of loan loss	200,000	-	200,000	-
Interest expense	(669)	(6,249)	(2,045)	(11,618)
Settlment loss	(29,500)	-	(29,500)	-
Total other income (expenses)	258,618	55,680	268,985	61,377

NET LOSS	$(2,485,687)	$(2,199,219)	$(4,210,323)	$(4,904,918)

Net Loss per Share - Basic and Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.09)

Weighted Average Number of Shares	72,026,042	60,779,041	68,852,048	57,626,106

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30,	2007	2006

Cash Flows From Operating Activities:
Net loss	$(4,210,323)	$(4,904,918)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	334,149	324,758
Issuance of common stock and warrants for services	6,765	205,700
Amortization of noncash expenses	113,339	972,854
Stock option expense	1,370,257	1,566,139
Recovery of loan loss	(200,000)	-
Loss on asset disposal	3,922	-
Stock settlement	29,500	-
(Increase) in:
Accounts receivable	(66,089)	(17,514)
Inventory	(270,349)	(10,913)
Prepaid expenses and other assets	(160,254)	(22,058)
Decrease in:
Accounts payable and accrued expenses	(45,251)	(612,168)
Cash flows used in operating activities	(3,094,334)	(2,498,120)

Cash Flows From Investing Activities:
Purchase of property and equipment	(504,563)	(55,599)
Proceeds from asset disposal	1,500	-
Cash flows used in investing activities	(503,063)	(55,599)

Cash Flows From Financing Activities:
Net proceeds from sales of stock	7,838,000	5,156,462
Exercise of options and warrants	872,289	160,550
Net payments on capital lease obligations	(11,913)	(17,402)
Proceeds from notes receviable for stock, net	200,000	165,000
Cash flows provided by financing activities	8,898,376	5,464,610

Net increase in cash and cash equivalents	5,300,979	2,910,891
Cash and cash equivalents, at beginning of period	696,499	24,999
Cash and cash equivalents, at end of period	$5,997,478	$2,935,890

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,045	$11,618

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	$6,765	$1,534,879
Stock subscription payable	$150,000	$-
Retirement of treasury stock	$-	$11,269

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Presentation of Interim Information

The financial information at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the six months ended June 30, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

JUNE 30, 2007

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $1,063,302 and $1,370,257 for the three and six months ended June 30, 2007, respectively and $472,639 and $1,566,139 for the three and six months ended June 30, 2006, respectively. The 2007 stock option expense includes an additional charge of $12,607 from the modification of 45,000 out-of-money options. These options were granted a two year extension.

New Accounting Pronouncements

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s condensed consolidated financial statements.

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

JUNE 30, 2007

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

NOTE 2-INVENTORY

At June 30, inventory consists of the following:

	2007	2006
Raw materials	$30,925	$39,635
Work-in-process	1,359	7,206
Packaging	49,443	25,878
Finished goods	408,227	36,981
Total inventory	$489,954	$109,700

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 3-PROPERTY AND EQUIPMENT, NET

At June 30, property and equipment, net consists of the following:

	2007	2006
Production, engineering and other equipment	$5,258,094	$4,521,317
Leasehold improvements	2,776,314	2,658,517
Office equipment and furniture	622,857	601,067
Computer equipment and related software	369,077	324,393
Construction in process - equipment	-	100,976
	9,026,342	8,206,270
Accumulated depreciation	(2,591,633)	(1,946,136)
Property and equipment, net	$6,434,709	$6,260,134

NOTE 4 - INTANGIBLE ASSETS

During the first six months of fiscal 2007, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company’s purchased intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
License Rights to
Website	200,000	(53,333)	146,667

Total intangibles	$200,000	$(53,333)	$146,667

Amortization of intangibles was $6,667 and $17,166 for the six months ended June 30, 2007 and 2006, respectively.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 4 - INTANGIBLE ASSETS (CONTINUED)

Based on the carrying amount of the intangibles as of June 30, 2007, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

Years ended December 31,
2007 (July 1 to December 31)	6,666
2008	13,333
2009	13,333
2010	13,333
2011	13,333
Thereafter	86,669
Total amortization	$146,667

NOTE 5- STOCKHOLDERS' EQUITY

Private Placement Offerings

On February 2, 2007, the Company entered into an agreement with J.P. Turner & Company, L.L.C. to sell shares of the Company’s common stock, par value $0.00005 per share (“Common Stock”), and warrants exercisable for Common Stock (the “Warrants”). The purchase price was $1.00 per share, which was greater than 70% of the volume weighted average price of the Company’s common stock for the 90 days from the day prior to the closing date, which was March 29, 2007. The investors also received a 25% stock warrant at an exercise price equal to 120% of the purchase price. The Warrants have a term of 5 years.

The offering closed on March 29, 2007. In the aggregate the Company sold 8,000,000 shares of its common stock and 2,000,000 warrants. J.P. Turner & Company, L.L.C received a placement fee of 10% of the gross proceeds and 15% warrant coverage with an exercise price equal to the purchase price. The Company received $6,958,000 in proceeds, which is net of offering costs and commissions of $1,042,000.

The Company filed a Registration Statement covering the resale of the Common Stock underlying the units and Warrants with the SEC. The Company has responded to all SEC comments and is waiting for the registration approval from the SEC.

In May 2007, the Company conducted a self-underwritten offering of the Company’s common stock. The stock was sold for $100,000 per unit. Each unit consisted of 100,000 shares of common stock and 25,000 warrants. The warrants are exercisable at $1.20 per share and expire in five (5) years after purchase of the above-described unit. The Company sold and issued 880,000 shares and received proceeds of $880,000 under the offering. The Company has received a stock subscription for 150,000 shares of its common stock and 37,500 warrants under the offering. The Company is waiting approval from the American Stock Exchange for issuance of the shares.

On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of our common stock, par value $0.00005 per share (“Common Stock”), and warrants exercisable for Common Stock. The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock. In addition, investors who invested at least $500,000 in the private placement received a five-year warrant with an exercise price of $1.00 per share to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock purchased (the “Warrants”). In the aggregate the Company sold 8,245,368 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock.  Proceeds from the sale, net of commissions and fees of $521,865, totaled $4,536,433. The Company has registered the Common Stock and underlying Warrants with the SEC as free trading shares.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 5- STOCKHOLDERS' EQUITY (CONTINUED)

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

Exercising of Stock Warrants and Options

During the first six months of 2007 and 2006, respectively, 1,014,163 and 506,400 stock warrants and options were exercised. The Company received total proceeds of $872.289 and $160,500, respectively. The 2007 warrants exercised are net of 879,996 shares rescinded by the Board of Directors on April 30, 2007.

Common Stock Issued on the Cashless Exercise of Warrants

During February 2007 the Company issued 11,578 shares of common stock on the cashless exercise of warrants.

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(2,485,687)	$(2,199,219)	$(4,210,323)	$(4,904,918)

Denominator:
Weighted average number of
shares outstanding	72,026,042	60,779,041	68,852,048	57,626,106

Net loss per share-basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.09)

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 6 - NET LOSS PER SHARE (CONTINUED)

As the Company incurred net losses for the three and six months ended June 30, 2007, the effect of dilutive securities totaling 5,394,801 and 5,583,098 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and six months ended June 30, 2006, the effect of dilutive securities totaling 4,965,871 and 3,709,516 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 7 - STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2004, which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers.

A summary of the status of stock options issued by the Company as of June 30, 2007 and 2006 is presented in the following table:

	2007		2006
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	20,285,749	$0.99	12,892,939	$1.03
Granted	1,592,000	1.33	2,200,000	1.04
Exercised	(453,318)	0.77	(471,400)	0.29
Expired and Cancelled	(1,535,000)	1.11	(1,120,000)	0.84
Outstanding at end of period	19,889,431	$1.01	13,501,539	$1.08

Exercisable at end of period	19,539,431	$1.00	13,501,539	$1.08

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

	2007	2006
Weighted average fair value per option granted	$0.85	$0.71
Risk-free interest rate	4.83%	4.91%
Expected dividend yield	0.00%	0.00%
Expected lives	3.00	3.00
Expected volatility	109.60%	127.40%

As of June 30, 2007, there was $301,900 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of ten months.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 7 - STOCK OPTION PLAN (CONTINUED)

The following table sets forth additional information about stock options outstanding at June 30, 2007:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	19,344,431	1.6 years	$0.98	18,994,431
$1.51-$3.00	545,000	0.4 years	$2.09	545,000
	19,889,431	1.6 years	$1.01	19,539,431

As of June 30, 2007 and 2006, the Company has warrants outstanding to purchase 7,159,234 and 6,149,995 shares of the Company’s common stock, respectively, at prices ranging from $0.45 to $6.40 per share. These warrants expire at various dates through May 2012.

NOTE 8 - SETTLEMENT LOSS

In April 2007, the Company and two former investor relation consultants entered into a revised settlement agreements to replace and rescind the original settlement agreements signed in October 2006. As a result, an additional 10,000 shares of the Company’s common stock at a fair value of $29,500 was issued and recorded.

NOTE 9 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s principal customers are wholesale companies. Two customers accounted for approximately 36% of the Food Product Development segment revenues for the six months ended June 30, 2007 and three customers accounted for approximately 70% for the six months ended June 30, 2006.

Two customers accounted for approximately 84% and 84% of the E-tailer segment revenues for the six months ended June 30, 2007 and 2006, respectively. Management does not believe a significant credit risk exists at June 30, 2007.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 10 - PENDING LITIGATION

On August 8, 2007, the Company has entered into a settlement agreement with Farhad Zaghi and related parties (collectively, “Zaghi”) in which the Company had sued for collection of amounts owed on a promissory note. Zaghi had counterclaimed for fraud and other causes of action. Neither party admitted any wrongdoing. Pursuant to the settlement, which is designed to make the Company whole on the amounts owing under the promissory note, Zaghi paid the Company $100,000 in July 2007 as partial payment of the note and the Company released the related stock certificate. Additionally, the Company will issue and register for sale 1,950,000 shares of the Company’s common stock to a Zaghi affiliate. Zaghi will sell those shares in an orderly fashion, limited to 20,000 shares a day, via a mutually-acceptable broker. The proceeds from the sales will be divided between the Company and Zaghi pursuant to an established formula. Once the proceeds payable to the Company and Zaghi reach $800,000 and $2,591,000, respectively, then each party will dismiss with prejudice its claims against the other. In the event the amount of proceeds from the sales of shares by Zaghi does not total $2,591,000, the Company will be required to issue and register additional shares of common stock to a Zaghi affiliate, which will be similarly sold until the shortfall is satisfied. The registration of the original 1,950,000 shares is on a best-efforts basis. With respect to the registration of any additional required shares, the Company may be held in breach of the settlement agreement, resulting in confession of judgment, if such shares are not registered within 45 days of the final sale of the original shares. Prior to the settlement, the Company received an additional $200,000 as of June 30, 2007.

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

On July 6, 2006, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product. The case was dismissed by the court owing to a technicality and on March 20, 2007, the Company filed suit again. Trial is scheduled for February, 2008. In response to the dismissal order, the Defendant submitted a bill of costs seeking a total of $15,458 in taxable costs. The Court awarded Defendant $3608.00 in costs.

On January 18, 2007, the Company was served with a complaint by Daniel Caravette for breach of contract and violation of the Illinois Wage Payment and Collection Act, seeking damages in excess of $1,000,000. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act. Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company has a receivable from the CEO of $3,978 related to payroll taxes withheld on a check that was voided in July 2007.

As of June 30, 2007, the Company had a stock subscription receivable of $1,423 from the President related to exercising his stock options in April 2007. The receivable was repaid on July 10, 2007.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

In May 2007, the Board of Directors resolved to rescind a consulting agreement issued for options on October 5, 2006. The agreement was with the brother of the Vice President. The related options were exercised for 200,000 shares at $0.75 per share or $150,000 in October 2006. The Board further resolved to approve the related party to use the proceeds to subscribe the shares pursuant to the Company’s May 2007 self-underwritten offering (see Note 5). The subscription is pending regulatory approval from the American Stock Exchange. Common stock and paid in capital were decreased and stock subscription payable was recorded for $150,000.

On April 12, 2006, the Company advanced $2,500 to the President. The advance was repaid on July 31, 2006.

As of June 30, 2006, the Company had a stock subscription receivable of $20,000 from the President related to exercising his stock options in 2005. The stock subscription receivable was paid in full on September 30, 2006 including $675 of interest.

NOTE 12- GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2007.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 13 - APPOINTMENT OF PRINCIPAL OFFICERS/ AUDIT COMMITTEE CHAIRMAN

On May 1, 2007, the Board of Directors appointed Alan Orlowsky as the Company’s Chief Financial Officer (CFO). Mr. Orlowsky has served as a member of the Company’s Board of Directors and was the Chairman of the Company’s Audit Committee. He resigned those positions as of April 30, 2007. The former CFO resigned his position as of April 30, 2007, and the Board of Directors appointed him as the Company’s Vice President effective May 1, 2007 and he remained on the Company’s Board of Directors.

The Board of Directors has appointed Brian Israel as the new audit committee chair of the Company to fill the vacancy created by Mr. Orlowsky’s departure.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Revenue:
Food Product Development	$217,213	$12,552	$430,289	$35,383
Personal Safety Training and Products	120	376	729	3,903
E-tailer	100,287	107,963	208,619	196,852
Net Revenue by Reportable Segment	$317,620	$120,891	$639,637	$236,138
All Other Operating Revenue	(98)	196	49	392
Consolidated Net Revenue	$317,522	$121,087	$639,686	$236,530
Operating Income (Loss):
Food Product Development	$(975,768)	$(763,004)	$(1,741,677)	$(1,297,848)
Personal Safety Training and Products	(1,515)	300	(982)	3,756
E-tailer	(998)	(318)	13,489	9,873
Operating Loss by Reportable Segment	$(978,281)	$(763,022)	$(1,729,170)	$(1,284,219)
All Other Operating Loss	(1,766,024)	(1,491,877)	(2,750,138)	(3,682,076)
Consolidated Operating Loss	$(2,744,305)	$(2,254,899)	$(4,479,308)	$(4,966,295)
Net Income (Loss):
Food Product Development	$(975,771)	$(766,982)	$(1,741,907)	$(1,302,608)
Personal Safety Training and Products	(1,515)	300	(982)	3,756
E-tailer	(998)	(318)	13,489	9,338
Net Loss by Reportable Segment	$(978,284)	$(767,000)	$(1,729,400)	$(1,289,514)
All Other Net Loss	(1,507,403)	(1,432,219)	(2,480,923)	(3,615,404)
Consolidated Net Loss	$(2,485,687)	$(2,199,219)	$(4,210,323)	$(4,904,918)

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 14 - SEGMENT INFORMATION (CONTINUED)

	June 30,
Total Assets:	2007	2006
Food Product Development	$6,637,668	$5,897,265
Personal Safety Training and Products	2,597	769
E-tailer	98,926	59,460
	6,739,191	5,957,494
All other segments	6,732,656	4,056,771
Consolidated assets	$13,471,847	$10,014,265

NOTE 15 - SUBSEQUENT EVENTS/ DISCONTINUED OPERATIONS

On July 18, 2007 the Board of Directors resolved to dissolve and liquidate On-Line Bedding Corp. (“On-Line”), which is the E-tailer operating segment. The Company expects On-Line to be fully dissolved by December 31, 2007. The related assets over liabilities of the segment have an approximate carrying value of $5,000.

The Board of Directors unanimously resolved to modify the Company’s 2004 Stock Option Plan to add 20 million options to the pool of available options on July 18, 2007. The modification is subject to the shareholders’ approval.