Form 10QSB/A
period 2007-03-31
Z TRIM HOLDINGS, INC
filed 2007-11-16
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

______________________________

FORM 10-QSB/A
(Amendment No. 1)

______________________________

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

Explanatory Note

On October 31, 2007, we determined that our financial statements for the quarters ended March 31, 2007 and June 30, 2007 should no longer be relied upon because of accounting errors in those financial statements relating to specific equity transactions.  Accordingly, we have restated our previously issued financial statements for those periods. Restated financial information is presented in this report, as well as in our Amended Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007. For a discussion of the errors and the adjustments made as a result of the restatement, see Note 2 of Notes to Interim Unaudited Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.” This amendment and restatement includes revisions to “Part I – Item 1 – Financial Statements”, “Part I – Item 2 – Management’s Discussion and Analysis or Plan of Operation – Summary of Financial Results – Results of Operations”,  “Part I – Item 2 – Management’s Discussion and Analysis or Plan of Operation – Summary of Financial Results – Liquidity and Capital Resources”, and “Part I – Item 3 – Controls and Procedures” only.  No attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the corrections described above. The Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures, including the exhibits to the Form 10-QSB and notes to the financial statements, affected by subsequent events. Information not affected by the correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 9, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. For convenience and ease of reference, we are filing our quarterly report in its entirety with the applicable changes.

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

We have four operating subsidiaries: Fiber-Gel Technologies, Inc., thebraveway.com, Inc.,(operating as The Brave Way Training Systems), On-Line Bedding Corp., and Z-Amaize Technologies, Inc.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

       There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, the risk that we do not regain compliance with the continued listing standards of the American Stock Exchange, risks relating to our material weakness in internal controls overfinancial reporting, our history of operating losses, lack thus far of significant market acceptance of our products, the fact that we may dilute existing shareholders through additional stock issuances, our reliance on our intellectual property, and the potential negative effects of manipulation in the trading of our common stock. Those risks and certain other uncertainties are discussed in more detail in our 2006 Annual Report on Form 10-KSB and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

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

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $998,097 to $3,557,355 for the three months ended March 31, 2007 from $2,559,258 for the three months ended March 31, 2006. The increase in operating expenses was primarily due to the increase in consulting and payroll expenses, net of the decrease in investor and public relations, and stock option expenses.

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

Net loss

The Company reported a net loss for the first quarter of 2007 of $3,906,811 or $0.06 per share, as compared with a net loss of $2,705,699 or $0.05 per share for the first quarter of 2006.

Assets

The Company reported a decrease in Assets for the first quarter of 2007 of $11,143,524 from $11,173,099 for the comparable period in fiscal 2006. The decrease was primarily due to the decrease in value for depreciation of the plant and other intangible assets less the increase in current assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had cash and cash equivalents of $4,046,845, an increase of $3,350,346 from December 31, 2006. The increase in cash is due to the proceeds of stock, exercise of options and warrants net capital lease payments, which totals $5,023,102, less cash used in operations of $1,541,727 and in the purchase of property and equipment of $131,029. The Company’s total capital lease obligations were $8,245 at March 31, 2007.

Net cash used by operating activities increased by 66% to $1,541,727 for the three months ended March 31, 2007 as compared to $930,135 for the three months ended March 31, 2006. The increased cash usage was composed of a net loss of $3,906,811 adjusted for non-cash items, including depreciation and amortization of $162,091, stock option expense of $306,855, and non-cash expenses of $2,302,279, and for the net cash used from the net increases in assets and decreases in liabilities of approximately $406,241.

Net cash used by investing activities was $131,029 for the three months ended March 31, 2007, as compared to net cash used by investing activities of $1,960 for the three months ended March 31, 2006. The increase was due to increased acquisitions of property and equipment for our manufacturing plant in the current year.

Net cash provided by financing activities was $5,023,102 for the three months ended March 31, 2007 as compared to $4,908,893 for the three months ended March 31, 2006. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily from the proceeds received from the sale of stock, and the exercise of options and warrants, which total $5,028,931. Net cash provided by financing activities for the three months ended March 31, 2006 was primarily from the sale of our stock, and from the exercise of options and warrants of approximately $4,918,288.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

This report includes the certifications of our President and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 3 includes information concerning the controls and control evaluations referred to in those certifications.

Background.  On October 31, 2007 we concluded that our previously issued financial statements for the first and second quarters of 2007 should no longer be relied upon because of certain accounting errors in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See Note 2 of Notes to Interim Unaudited Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

In addition, on August 23, 2007, we announced we were conducting an internal investigation of our equity accounting and reporting practices in connection with our receipt of a deficiency letter from the American Stock Exchange (Amex).  That internal investigation identified deficiencies in our internal controls and procedures.  As a result of those findings, as well as the matters for which the restatement of this report is necessary, we have identified the following control deficiencies as of May 9, 2007 that constituted material weaknesses in our internal control over financial reporting:

•   Account reconciliations over equity transactions were not always properly and timely performed, and the reconciliations and their supporting documentation were not consistently reviewed for completeness, accuracy, and timely resolution of reconciling items; and

•   We did not design and maintain effective controls to ensure the completeness, accuracy, and timeliness of the recording and reporting of equity transactions.

Our management, under new leadership, has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses.

      We believe our remediation measureswill remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this amended Report, our President and Chief Financial Officer reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting ~~(~~described above~~)~~, which we view as an integral part of our disclosure controls and procedures, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 9, 2007. Nevertheless, based on a number of factors, including the completion of our internal investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described above, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this amended report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting.  There were no changes during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the third and fourth quarters of 2007, we have begun the implementation of some remedial measures as described in our Current Report on Form 8-K filed on November 16, 2007.

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

ITEM 6.EXHIBITS

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

31.1**	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*      Previously filed
**           Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 16, 2007.

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen
Steven J. Cohen
President (Principal Executive Officer)

By:	/s/ Alan G. Orlowsky
Alan G. Orlowsky,
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

3(i)	Articles of Incorporation of Circle Group Holdings, Inc.(filed as Exhibit 2.1 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

3(ii)	Bylaws of Circle Group Holdings, Inc. (filed as Exhibit 2.2 to Circle Group's Registration Statement on Form 10-SB and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.7	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.9	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Gregory J. Halpern Employment Agreement (filed as Exhibit 10.1 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.2	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.3	Dana L. Dabney Employment Agreement (filed as Exhibit 10.3 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.4*	Alan G. Orlowsky Employment Agreement dated May 1, 2007.

10.5*	Brian S. Israel Board of Directors appointment letter dated April 30, 2007.

10.6	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.7	Circle Group Holdings,Inc. 1999 Stock Option Plan (filed as Exhibit 6.6 to Circle Group’s Registration Statement on Form 10-SB and incorporated herein by reference).

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

31.1**	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*      Previously filed
**    Filed herewith

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES

Index to Financial Statements
_______________________

Consolidated Balance Sheet at March 31, 2007 (unaudited)	F-1

Consolidated Statement of Operations as of March 31, 2007(unaudited)	F-2

Consolidated Statements of Cash Flows as of March 31, 2007(unaudited)	F-3

Notes to Interim Unaudited Consolidated Financial Statements	F-4

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

MARCH 31, 2007 AND 2006

ASSETS
Current Assets	2007	2006
	(Restated)
Cash and cash equivalents	$4,046,845	$4,001,797
Accounts receivable, net of allowance for doubtful accounts of $0 for 2007 and 2006	124,369	73,506
Inventory	351,502	106,410
Prepaid expenses and other assets	224,383	96,704
Total current assets	4,747,099	4,278,417
Property and equipment, net	6,235,321	6,363,245
Other Assets
Intangible assets, net	150,001	520,334
Deposits	11,103	11,103
Total other assets	161,104	531,437
TOTAL ASSETS	$11,143,524	$11,173,099

LIABILITIES AND STOCKHOLDERS' EQUITY
	2007	2006
Current Liabilities
Accounts payable	$348,658	$804,137
Accrued expenses	141,975	215,958
Stock options payable	-	-
Capital lease obligations	8,245	27,459
Total current liabilities	498,878	1,047,554
Long-Term Liabilities, Capital lease obligations	-	8,214
TOTAL LIABILITIES	498,878	1,055,768
Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 63,571,763 shares	3,179	2,988
Common stock to be issued	400	22
Additional paid-in capital	67,431,153	46,943,528
Unamortized expenses	-	(818,721)
Stock subscription receivable, net	(3,398,976)	(240,104)
Accumulated Deficit	(53,391,110)	(35,759,113)
Treasury stock, at cost	-	(11,269)
TOTAL STOCKHOLDERS' EQUITY	10,644,646	10,117,331
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,143,524	$11,173,099

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31,	2007	2006
REVENUES:	(Restated)
Products	$321,408	$111,720
Services	756	3,723
Total revenues	322,164	115,443
COST OF REVENUES:
Products	681,987	267,581
Total cost of revenues	681,987	267,581
GROSS MARGIN	(359,823)	(152,138)
OPERATING EXPENSES:
Selling, general and administrative	3,247,067	1,457,175
Stock option expense	306,955	1,093,500
Amortization of intangible assets	3,333	8,583
Total operating expenses	3,557,355	2,559,258

OPERATING LOSS	(3,917,178)	(2,711,396)
OTHER INCOME (EXPENSES):
Rental and other income	10,500	11,065
Interest income	1,243	-
Interest expense	(1,376)	(5,368)
Total other income (expenses)	10,367	5,697

NET LOSS	$(3,906,811)	$(2,705,699)

Net Loss per Share - Basic and Diluted	$(0.06)	$(0.05)
Weighted Average Number of Shares	65,678,054	54,473,170

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,	2007	2006
Cash Flows From Operating Activities:	(Restated)
Net loss	$(3,906,811)	$(2,705,699)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	162,091	159,424
Issuance of common stock and warrants for services	2,188,940	155,164
Amortization of noncash expenses	113,339	618,176
Stock option expense	306,955	1,093,500
(Increase) decrease in:
Accounts receivable	(53,193)	(13,060)
Inventory	(131,897)	(7,623)
Prepaid expenses and other assets	(129,966)	(11,034)
Decrease in:
Accounts payable and accrued expenses	(91,185)	(218,983)
Cash flows used in operating activities	(1,541,727)	(930,135)
Cash Flows From Investing Activities:
Purchase of property and equipment	(131,029)	(1,960)
Cash flows used in investing activities	(131,029)	(1,960)
Cash Flows From Financing Activities:
Net proceeds from sales of stock	-	4,845,488
Exercise of options and warrants	1,469,907	72,800
Net payments on capital lease obligations	(5,829)	(9,395)
Proceeds from stock subscription receviable	3,559,024	-
Cash flows provided by financing activities	5,023,102	4,908,893
Net increase in cash and cash equivalents	3,350,346	3,976,798
Cash and cash equivalents, at beginning of period	696,499	24,999
Cash and cash equivalents, at end of period	$4,046,845	$4,001,797
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,376	$5,368
Supplemental schedule of noncash investing and financing activities:
Issuance of common stock and warrants for services	$2,188,940	$1,334,743
Stock subscriptions receivable incurred for issuance of stock	$3,398,976	$55,104

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

NOTE 2 – RESTATEMENT

On October 31, 2007, the Company determined that its financial statements for the quarters ended March 31, 2007 and June 30, 2007 should no longer be relied upon because of accounting errors in those financial statements relating to specific equity transactions.  Accordingly, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in this report, as well as in the Company’s Amended Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

The March 31, 2007 consolidated financial statements have been restated to account for shares released from restrictions on March 9, 2007 (see Note 6 – ‘Release of common stock stop order’). The Company recognized an expense of $2,182,175 related to the transaction. As a result of this correction, net loss for the three months ended March 31, 2007 has increased to $3,906,811 from $1,724,636, and net loss per share increased to $0.06 from $0.03.

NOTE 3-INVENTORY

At March 31, Inventory consists of the following:
	2007	2006
Raw materials	$45,296	$36,187
Work-in-process	9,449	32,073
Packaging	20,955	31,762
Finished goods	275,802	6,388
Total inventory	$351,502	$106,410

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 4-PROPERTY AND EQUIPMENT, NET

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

NOTE 5 – INTANGIBLE ASSETS

During the first three months of fiscal 2007, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company’s purchased intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net
License Rights to Website	200,000	(49,999)	150,001
Total intangibles	$200,000	$(49,999)	$150,001

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

NOTE 6- STOCKHOLDERS' EQUITY

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

MARCH 31, 2007

NOTE 6- STOCKHOLDERS' EQUITY (CONTINUED)

Exercising of Stock Warrants and Options

During the first three months of 2007 and 2006, stock warrants and options were exercised. The Company received total proceeds of $1,469,906 and $72,800, respectively.

Common Stock Issued on the Cashless Exercise of Warrants

During February 2007 the Company issued 11,578 shares of common stock on the cashless exercise of warrants.

Release of Common Stock Stop Order

On November 22, 2004, the Company entered into a two-year engagement with David Shemesh and Mordechai Tobian for investor relations services in consideration of 2,250,000 shares of restricted common stock of the Company (the "Shemesh/Tobian Shares") and a warrant to purchase 275,000 shares of restricted common stock at $.80 per share through November 21, 2007.

Based on a closing price of the Company's common stock of $.79 on November 22, 2004, the Company recorded paid-in-capital of $1,777,500 as of that date and began to recognize investor relation expenses on a quarterly basis over the life of the two-year contract.

On August 24, 2005, the Company took the position that Shemesh and Tobian had failed to perform as agreed and the Company purported to rescind the contract. Simultaneously, the Company placed a stop order on the Shemesh/Tobian Shares. Through that date, the Company had recognized $765,325 of expense relating to the contract. Accordingly, at September 30, 2005 the Company wrote off the remaining $1,012,175 against paid-in-capital.

Shemesh and Tobian disputed the Company's basis for rescinding the contract and because they were referred to the Company by Farhad Zaghi, the Company's purported rescission became an issue in the Company's ongoing litigation with Zaghi and his affiliates. In order to eliminate one of the issues of contention between the parties and facilitate further settlement negotiations, on March 9, 2007, the Company released the stop order on the Shemesh/Tobian Shares and allowed the shares to be traded. The Company recognized an expense to investor relations of $2,182,175, based on the closing price of the Company’s common stock on March 9, 2007.  Restated financial information concerning this expense recognition is presented in this report, as well as in the Company’s Amended Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.  (See Note 2 – ‘Restatement’.)

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,
Numerator:	2007	2006
	(Restated)
Net loss	$(3,906,811)	$(2,705,699)

Denominator:
Weighted average number of
shares outstanding	65,678,054	54,473,170

Net loss per share-basic and diluted	$(0.06)	$(0.05)

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 7 - NET LOSS PER SHARE (CONTINUED)

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

NOTE 8 – STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2004, which provides for the issuance of qualified options to all employees and non-qualified options to consultants and other service providers.

A summary of the status of stock options issued by the Company as of March 31, 2007 and 2006 is presented in the following table:

	2007		2006
	Number of Shares	Weghted Average Exercise Price	Number of Shares	Weghted Average Exercise Price
Outstanding at beginning of year	20,285,749	$0.99	12,892,939	$1.03
Granted	262,000	1.22	1,600,000	1.05
Exercised	(254,210)	0.76	(141,955)	0.46
Expired and Cancelled	(470,000)	1.15	-	-
Outstanding at end of period	19,823,539	$0.99	14,350,984	$1.04
Exercisable at end of period	19,623,539	$0.99	14,350,984	$1.04

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 8 – STOCK OPTION PLAN (CONTINUED)

The following table sets forth additional information about stock options outstanding at March 31, 2007:

Range of Exercise	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercise
$0.01-$1.50	19,228,539	1.8 years	$0.95	19,028,539
$1.51-$3.00	595,000	0.6 years	$2.09	595,000
	19,823,539	1.8 years	$0.99	19,623,539

As of March 31, 2007 and 2006, the Company has warrants outstanding to purchase 4,347,048 and 6,149,995 shares of the Company’s common stock, respectively, at prices ranging from $0.45 to $6.40 per share. These warrants expire at various dates through March 2011.

NOTE 9 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

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

NOTE 10– PENDING LITIGATION

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

On November 23, 2005, the Company entered into Letter Agreement ("LOA") with George Foreman Enterprises, Inc. ("GFME") pursuant to which both parties would form a new limited liability company for the purpose of promoting the Company's zero calorie fat replacement food ingredient, Z Trim®.  The parties did not reach any definitive Agreement as is required by the LOA.  On May 9, 2006, the Company filed a lawsuit alleging breach of the Parties' nondisclosure agreement and trade secret misappropriation in the Circuit Court of the 19th Judicial District, Lake County, Illinois seeking damages and injunctive relief against GFME.  On August 3, 2006 the court, based upon a finding that the Company has demonstrated a likelihood of success on the merits of the case, issued an

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 10– PENDING LITIGATION (CONTINUED)

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

NOTE 11 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – SEGMENT INFORMATION

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

Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

	Three Months ended March 31,
	2007	2006
Net Revenue:	(Restated)
Food Product Development	$213,076	$22,831
Personal Safety Training and Products	609	3,527
E-tailer	108,332	88,889
Net Revenue by Reportable Segment	$322,017	$115,247
All Other Operating Revenue	147	196
Consolidated Net Revenue	$322,164	$115,443
Operating Income (Loss):
Food Product Development	$(765,909)	$(534,843)
Personal Safety Training and Products	533	3,456
E-tailer	14,487	10,190
Operating Loss by Reportable Segment	$(750,889)	$(521,197)
All Other Operating Loss	(3,166,289)	(2,190,199)
Consolidated Operating Loss	$(3,917,178)	$(2,711,396)
Net Income (Loss):
Food Product Development	$(766,136)	$(535,626)
Personal Safety Training and Products	533	3,456
E-tailer	14,487	10,190
Net Loss by Reportable Segment	$(751,116)	$(521,980)
All Other Net Loss	(3,155,695)	(2,183,719)
Consolidated Net Loss	$(3,906,811)	$(2,705,699)

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 13 – SEGMENT INFORMATION (CONTINUED)

	June 30,
Total Assets:	2007	2006
Food Product Development	$6,365,973	$5,994,451
Personal Safety Training and Products	4,112	468
E-tailer	98,407	64,609
	6,468,492	6,059,528
All other segments	4,675,032	5,113,571
Consolidated assets	$11,143,524	$11,173,099

NOTE 14 – SUBSEQUENT EVENTS

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