Form 10QSB/A
period 2007-06-30
Z TRIM HOLDINGS, INC
filed 2007-11-16
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-QSB/A
(Amendment No. 1)

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

Explanatory Note

On October 31, 2007, we determined that our financial statements for the quarters ended March 31, 2007 and June 30, 2007 should no longer be relied upon because of accounting errors in those financial statements relating to specific equity transactions.  Accordingly, we have restated our previously issued financial statements for those periods. Restated financial information is presented in this report, as well as in our Amended Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007. For a discussion of the errors and the adjustments made as a result of the restatement, see Note 2 of Notes to Interim Unaudited Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.” This amendment and restatement includes revisions to “Part I – Item 1 – Financial Statements”, “Part I – Item 2 – Management’s Discussion and Analysis or Plan of Operation – Summary of Financial Results – Results of Operations”,  “Part I – Item 2 – Management’s Discussion and Analysis or Plan of Operation – Summary of Financial Results – Liquidity and Capital Resources”, and “Part I – Item 3 – Controls and Procedures” only.  No attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the corrections described above. The Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures, including the exhibits to the Form 10-QSB and notes to the financial statements, affected by subsequent events. Information not affected by the correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on August 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. For convenience and ease of reference, we are filing our quarterly report in its entirety with the applicable changes.

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

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $442,193 or 25% to $2,182,326 for the three months ended June 30, 2007 from $1,740,133 for the three months ended June 30, 2006. The increase in operating expenses was primarily due to the increase in stock option expense. Total operating expenses increased by $1,440,290 or approximately 33% to $5,739,681 for the six months ended June 30, 2007 from $4,299,391 for the six months ended June 30, 2006. The increase in operating expenses was primarily due to the increase in consulting and payroll expenses, net of the decrease in investor and public relations expenses.

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

For the six months ending June 30, 2007, the Company reported a net loss of $6,392,498 or $0.09 per share, which represents a 30% increase from the net loss of $4,904,918, or $0.09 per share for the six month period ending June 30, 2006. The increase was due primarily to non-cash consultant expenses recorded during the first quarter of 2007.

Assets

The Company reported an increase in assets as of June 30, 2007 of $13,471,847 from $10,014,265 for the comparable period in fiscal 2006. The increase was primarily due to the increase in current assets and plant assets less the decrease in other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 the Company had cash and cash equivalents of $5,997,478, an increase of $5,300,979 from December 31, 2006. The increase in cash is due to the proceeds of sales of stock, exercise of options and warrants net of capital lease payments, which totals $8,898,376, less cash used in operations of $3,094,334 and cash used in the purchase of property and equipment of $503,063. The Company’s total capital lease obligations were $2,160 at June 30, 2007.

Net cash used by operating activities increased by 24% to $3,094,334 for the six months ended June 30, 2007 as compared to $2,498,120 for the six months ended June 30, 2006. The increased cash usage was composed of a net loss of $6,392,498 adjusted for non-cash items, including depreciation and amortization of $334,149, stock option expense of $1,370,257, non-cash service expense of $2,302,279, net gains of $200,000, and for the net cash used from the net increases in assets and decreases in liabilities of approximately $482,462.

Net cash used by investing activities was $503,063 for the six months ended June 30, 2007, as compared to net cash used by investing activities of $55,599 for the six months ended June 30, 2006. The increase was due to increased acquisitions of manufacturing property and equipment for the plant in the current year.

Net cash provided by financing activities was $8,898,376 for the six months ended June 30, 2007 as compared to $5,464,610 for the six months ended June 30, 2006. Net cash provided by financing activities for the six months ended June 30, 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised and notes receivable for stock subscriptions of $8,910,290. Net cash provided by financing activities for the six months ended June 30, 2006 was primarily from the sale of stock, proceeds from stock subscription receivables, and from the exercising of options and warrants, which total $5,482,012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company hasno off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, the risk that we do not regain compliance with the continued listing standards of the American Stock Exchange, risks relating to our material weakness in internal controls over financial reporting, our history of operating losses, lack thus far of significant market acceptance of our products, the fact that we may dilute existing shareholders through additional stock issuances, our reliance on our intellectual property, and the potential negative effects of manipulation in the trading of our common stock. Those risks and certain other uncertainties are discussed in more detail in our 2006 Annual Report on Form 10-KSB and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

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

In addition, on August 23, 2007, we announced we were conducting an internal investigation of our equity accounting and reporting practices in connection with our receipt of a deficiency letter from the American Stock Exchange (Amex).  That internal investigation identified deficiencies in our internal controls and procedures.  As a result of those findings, as well as the matters for which the restatement of this report is necessary, we have identified the following control deficiencies as of August 14, 2007 that constituted material weaknesses in our internal control over financial reporting:

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

We believe our remediation measures will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

In connection with the preparation of this amended Report, our President and Chief Financial Officer reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting (described above), which we view as an integral part of our disclosure controls and procedures, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 14, 2007. Nevertheless, based on a number of factors, including the completion of our internal investigation our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described above, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this amended report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting.  There were no changes during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the third and fourth quarters of 2007, we have begun the implementation of some remedial measures as described in our Current Report on Form 8-K filed on November 16, 2007.

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
Steven J. Cohen,
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

*      Previously filed
**           Filed herewith

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES

Index to Financial Statements
[Missing Graphic Reference]

Consolidated Balance Sheet at June 30, 2007 (unaudited)	F-1

Consolidated Statement of Operations as of June 30, 2007(unaudited)	F-2

Consolidated Statements of Cash Flows as of June30, 2007(unaudited)	F-3

Notes to Interim Unaudited Consolidated Financial Statements	F-4

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

JUNE 30, 2007 AND 2006

ASSETS
Current Assets	2007	2006
	(Restated)
Cash and cash equivalents	$5,997,478	$2,935,890
Accounts receivable	137,265	77,960
Inventory	489,954	109,700
Prepaid expenses and other assets	254,671	107,728

Total current assets	6,879,368	3,231,278

Property and equipment, net	6,434,709	6,260,134

Other Assets
Intangible assets, net	146,667	511,750
Deposits	11,103	11,103

Total other assets	157,770	522,853

TOTAL ASSETS	$13,471,847	$10,014,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$354,210	$437,407
Accrued expenses	182,357	189,504
Stock subscription payable	150,000	-
Capital lease obligations	2,160	25,568
Total current liabilities	688,727	652,479

Long-Term Liabilities
Capital lease obligations	-	2,098

TOTAL LIABILITIES	688,727	654,577

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000 shares;
issued and outstanding 72,056,375 shares	3,600	3,043
Additional paid-in capital	68,656,317	47,948,621
Unamortized expenses	-	(613,643)
Notes receivable for issuance of stock, net	-	(20,000)
Accumulated Deficit	(55,876,797)	(37,958,333)

TOTAL STOCKHOLDERS' EQUITY	12,783,120	9,359,688

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,471,847	$10,014,265

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:	(Restated)		(Restated)
Products	$317,500	$120,515	$638,908	$232,235
Services	22	572	778	4,295
Total revenues	317,522	121,087	639,686	236,530

COST OF REVENUES:
Products	879,501	635,853	1,561,488	903,434
Total cost of revenues	879,501	635,853	1,561,488	903,434

GROSS MARGIN	(561,979)	(514,766)	(921,802)	(666,904)

OPERATING EXPENSES:
Selling, general and administrative	1,111,768	1,258,910	4,358,835	2,716,085
Stock option expense	1,063,302	472,639	1,370,257	1,566,139
Amortization of intangible assets	3,334	8,584	6,667	17,167
Loss on asset disposal	3,922	-	3,922	-
Total operating expenses	2,182,326	1,740,133	5,739,681	4,299,391

OPERATING LOSS	(2,744,305)	(2,254,899)	(6,661,483)	(4,966,295)

OTHER INCOME (EXPENSES):
Rental and other income	10,500	10,500	21,000	21,566
Interest income	78,287	51,429	79,530	51,429
Recovery of loan loss	200,000	-	200,000	-
Interest expense	(669)	(6,249)	(2,045)	(11,618)
Settlment loss	(29,500)	-	(29,500)	-
Total other income (expenses)	258,618	55,680	268,985	61,377

NET LOSS	$(2,485,687)	$(2,199,219)	$(6,392,498)	$(4,904,918)

Net Loss per Share - Basic and Diluted	$(0.03)	$(0.04)	$(0.09)	$(0.09)

Weighted Average Number of Shares	72,026,042	60,779,041	68,852,048	57,626,106

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30,	2007	2006
	(Restated)
Cash Flows From Operating Activities:
Net loss	$(6,392,498)	$(4,904,918)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	334,149	324,758
Issuance of common stock and warrants for services	2,188,940	205,700
Amortization of noncash expenses	113,339	972,854
Stock option expense	1,370,257	1,566,139
Recovery of loan loss	(200,000)	-
Loss on asset disposal	3,922	-
Stock settlement	29,500	-
(Increase) in:
Accounts receivable	(66,089)	(17,514)
Inventory	(270,349)	(10,913)
Prepaid expenses and other assets	(160,254)	(22,058)
Decrease in:
Accounts payable and accrued expenses	(45,251)	(612,168)
Cash flows used in operating activities	(3,094,334)	(2,498,120)

Cash Flows From Investing Activities:
Purchase of property and equipment	(504,563)	(55,599)
Proceeds from asset disposal	1,500	-
Cash flows used in investing activities	(503,063)	(55,599)

Cash Flows From Financing Activities:
Net proceeds from sales of stock	7,838,000	5,156,462
Exercise of options and warrants	872,289	160,550
Net payments on capital lease obligations	(11,913)	(17,402)
Proceeds from notes receviable for stock, net	200,000	165,000
Cash flows provided by financing activities	8,898,376	5,464,610

Net increase in cash and cash equivalents	5,300,979	2,910,891
Cash and cash equivalents, at beginning of period	696,499	24,999
Cash and cash equivalents, at end of period	$5,997,478	$2,935,890

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,045	$11,618

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	$2,188,940	$1,534,879
Stock subscription payable	$150,000	$-
Retirement of treasury stock	$-	$11,269

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

NOTE 2 – RESTATEMENT

On October 31, 2007, the Company determined that its financial statements for the quarters ended March 31, 2007 and June 30, 2007 should no longer be relied upon because of accounting errors in those financial statements relating to specific equity transactions.  Accordingly, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in this report, as well as in the Company’s Amended Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

The June 30, 2007 consolidated financial statements have been restated to account for shares released from restrictions on March 9, 2007 (see Note 6 – ‘Release of common stock stop order’). The Company recognized an expense of $2,182,175 related to the transaction. As a result of this correction, net loss for the six months ended June 31, 2007 has increased to $6,392,498 from $4,210,323, and net loss per share increased to $0.09 from $0.06.  There was no change for the three months ended June 30, 2007.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 3-INVENTORY

At June 30, inventory consists of the following:

	2007	2006
Raw materials	$30,925	$39,635
Work-in-process	1,359	7,206
Packaging	49,443	25,878
Finished goods	408,227	36,981
Total inventory	$489,954	$109,700

NOTE 4-PROPERTY AND EQUIPMENT, NET

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

NOTE 5 – INTANGIBLE ASSETS

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

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

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

JUNE 30, 2007

NOTE 6- STOCKHOLDERS' EQUITY (continued)

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 6- STOCKHOLDERS' EQUITY (continued)

Restated financial information concerning this expense recognition is presented in this report, as well as in the Company’s Amended Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.  (See Note 2 – ‘Restatement’.)

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
Numerator:	2007	2006	2007	2006
	(Restated)		(Restated)

Net loss	$(2,485,687)	$(2,199,219)	$(6,392,498)	$(4,904,918)

Denominator:
Weighted average number of
shares outstanding	72,026,042	60,779,041	68,852,048	57,626,106

Net loss per share-basic and diluted	$(0.03)	$(0.04)	$(0.09)	$(0.09)

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

NOTE 8 – STOCK OPTION PLAN (CONTINUED)

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

NOTE 9 – SETTLEMENT LOSS

In April 2007, the Company and two former investor relation consultants entered into a revised settlement agreements to replace and rescind the original settlement agreements signed in October 2006. As a result, an additional 10,000 shares of the Company’s common stock at a fair value of $29,500 was issued and recorded.

NOTE 10 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

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

NOTE 11 – PENDING LITIGATION

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

NOTE 12 – RELATED PARTY TRANSACTIONS

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

In May 2007, the Board of Directors resolved to rescind a consulting agreement issued for options on October 5, 2006.  The agreement was with the brother of the Vice President.  The related options were exercised for 200,000 shares at $0.75 per share or $150,000 in October 2006.  The Board further resolved to approve the related party to use the proceeds to subscribe the shares pursuant to the Company’s May 2007 self-underwritten offering (see Note 6).  The subscription is pending regulatory approval from the American Stock Exchange.  Common stock and paid in capital were decreased and stock subscription payable was recorded for $150,000.

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

NOTE 14 – APPOINTMENT OF PRINCIPAL OFFICERS/ AUDIT COMMITTEE CHAIRMAN

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

NOTE 15 – SEGMENT INFORMATION

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

Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Revenue:
Food Product Development	$217,213	$12,552	$430,289	$35,383
Personal Safety Training and Products	120	376	729	3,903
E-tailer	100,287	107,963	208,619	196,852
Net Revenue by Reportable Segment	$317,620	$120,891	$639,637	$236,138
All Other Operating Revenue	(98)	196	49	392
Consolidated Net Revenue	$317,522	$121,087	$639,686	$236,530
Operating Income (Loss):
Food Product Development	$(975,768)	$(763,004)	$(1,741,677)	$(1,297,848)
Personal Safety Training and Products	(1,515)	300	(982)	3,756
E-tailer	(998)	(318)	13,489	9,873
Operating Loss by Reportable Segment	$(978,281)	$(763,022)	$(1,729,170)	$(1,284,219)
All Other Operating Loss	(1,766,024)	(1,491,877)	(4,932,313)	(3,682,076)
Consolidated Operating Loss	$(2,744,305)	$(2,254,899)	$(6,661,483)	$(4,966,295)
Net Income (Loss):
Food Product Development	$(975,771)	$(766,982)	$(1,741,907)	$(1,302,608)
Personal Safety Training and Products	(1,515)	300	(982)	3,756
E-tailer	(998)	(318)	13,489	9,338
Net Loss by Reportable Segment	$(978,284)	$(767,000)	$(1,729,400)	$(1,289,514)
All Other Net Loss	(1,507,403)	(1,432,219)	(4,663,098)	(3,615,404)
Consolidated Net Loss	$(2,485,687)	$(2,199,219)	$(6,392,498)	$(4,904,918)

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 15 – SEGMENT INFORMATION (CONTINUED)

	June 30,
Total Assets:	2007	2006
Food Product Development	$6,637,668	$5,897,265
Personal Safety Training and Products	2,597	769
E-tailer	98,926	59,460
	6,739,191	5,957,494
All other segments	6,732,656	4,056,771
Consolidated assets	$13,471,847	$10,014,265

NOTE 16 – SUBSEQUENT EVENTS/ DISCONTINUED OPERATIONS

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