Form 10QSB
period 2007-09-30
Z TRIM HOLDINGS, INC
filed 2007-11-16
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

-----------------

FORM 10-QSB

-----------------

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS (State or Other Jurisdiction of Incorporation or Organization)	36-4197173 (I.R.S. Employer Identification No.)

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

The registrant has a single class of common stock, par value $.00005 per share, of which there were 72,056,375 shares issued and outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Alternative 2): Yes / / No /X/

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in understanding the financial condition and results of operations of Z Trim Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2007 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.  See “Cautionary Statement Regarding Forward-Looking Information” below.

Overview

Z Trim Holdings, Inc. is an emerging growth company focused on the production, marketing and distribution of functional food ingredients and formulated foods for both domestic and international markets. Z Trim is a USDA-developed, all-natural, zero calorie functional food ingredient made from healthy dietary fiber. The Company has an extensive intellectual property portfolio, highlighted by an exclusive license from the USDA to make, use and sell Z Trim both domestically and internationally.  Currently, corn and oats are used to make Z Trim, but it can be produced from virtually any other agricultural product.  Current Z Trim products include gel and powder used to replace portions of fat, gums, starches and carbohydrates in foods, and as a fiber ingredient for the nutraceutical industry.  The Company’s core product portfolio of wellness foods and dietary fiber food ingredients includes corn Z Trim, non-GMO oat Z Trim, and functional emulsions and gels.  Z Trim is now being used by manufacturers, restaurants, schools, and consumers on 5 continents to replace as much as 80% of the fat and calories in foods without changing taste, texture, appearance or digestive properties in baked goods, dairy products, snacks, deserts, sauces, dressings, processed meats and many other foods.

Z Trim is an all natural functional food ingredient made from plant fiber and comprises essentially an amorphous cellulose gel. Produced by a proprietary process that converts crude fiber grain components into cereal hydro-colloidal compositions, Z Trim is rich in soluble and insoluble fiber, devoid of fat and calories, neutral in taste and totally compatible in texture with foods in which it is used. In concrete terms, we believe this patented, proven ingredient system can significantly improve the nutritional profile of foods without compromising the taste delivery and mouth-feel properties of full-fat products that are critical to the brands of every major food company.

For  decades,  food manufacturers  have  taken  steps to make  foods  with fewer calories  for the  dieting  consumer.  They have been able to replace sugar and other sweeteners with modest success but have had little success replacing fat, usually creating products with poor taste and even worse textures. Sugar replacements such as saccharin, NutraSweet® and Splenda® can be found everywhere and have made their way into food products such as soft drinks, snacks, desserts, etc.  We believe that Z Trim, as a fat replacement, has the potential to become as commonplace as sugar substitutes, and will do this while maintaining the original taste and mouth feel of all foods in which it is used.

After years of development, Z Trim is now commercialized. The Company currently manufactures and markets Z Trim as a competitive ingredient that improves the food industry's ability to deliver on its promises of healthier foods. The Company's primary goal is establishing Z Trim as an important ingredient in revolutionizing the food industry.  The Company is developing its market through (i) direct sales to major food manufacturers, as well as several small and mid size companies, (ii) direct sales to the consumer, and (iii) direct sales to large food institutions such as those that supply to restaurants, hospitals, schools and cafeterias. We have an aggressive plan to educate both the food industry and consumers about the uses and benefits of Z Trim products, and we continue to develop additional products in partnership with our customers to service multiple markets.

We have four operating subsidiaries: FiberGel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc., and holds exclusive licenses to the Nutrition Analysis Tool website, http://nat.crgq.com, Mini-Raman Lidar System, and ThraxVac technology.  The Company plans to dissolve thebraveway.com, Inc., Z-Amaize Technologies, Inc., and On-Line Bedding Corp. by the end of this year.

Recent Material Developments

Resignation of Former CEO and Chairman

On August 20, 2007, Gregory J. Halpern resigned his positions of Chief Executive Officer and Director of the Company, effective immediately.  The Board of Directors forfeited Mr. Halpern’s stock options under the Company’s 2004 Equity Incentive Plan.  Mr. Halpern held options to purchase 2,848,182 shares as of August 20, 2007.

In connection with Mr. Halpern’s resignation, the Company and Mr. Halpern entered into a Resignation Agreement and Release dated August 20, 2007.  On August 31, the Company announced that Mr. Halpern exercised his right to revoke the Resignation Agreement and Release.  Under the agreement, Mr. Halpern would have received severance pay equal to three months' salary plus unused vacation and would have received health insurance benefits for a period of six months. In addition, under the agreement the Company would have received a release of claims from Mr. Halpern. Mr. Halpern's revocation of the agreement does not affect his prior resignation as an officer and director of the Company and does not affect the Board of Directors' previous forfeiture of Mr. Halpern's stock options under the Company's 2004 Equity Incentive Plan.

The Board has taken steps to strengthen the Company with the implementation of several new policies, the addition of a number of employees in key areas, and several new board members and nominees with industry ties and experience.  The Board has also appointed Steve Cohen to run the Company going forward.  Implementing new policies and strengthening the Board and the staff are important for the Company’s growth; and by adding additional personnel to the sales, marketing, financial, and production areas of the Company, the Board has taken strong steps designed to improve the Company’s short- and long-term future.

Board of Directors and Bylaws Changes.

On November 9, 2007, the Board of Directors accepted David Lansky’s resignation from the Board.  The Board appointed Michael Donahue to fill the vacancy created by Mr. Lansky’s departure, effective November 14, 2007.  In connection with his service on the Board, Mr. Donahue will receive an option under the Company's 2004 Stock Equity Plan to purchase 100,000 shares of the Company's common stock with an exercise price equal to the market price of the Company's common stock as of the date of Mr. Donahue’s acceptance of his appointment.

Michael Donahue is recognized around the world for his ability to change the fundamental way companies project their “story” under ever-evolving global business and market dynamics.  During his twenty plus year career Mr. Donahue has been a trusted advisor to boards and CEOs of Fortune 500 companies requiring the need to build credibility and trust among a diverse group of constituents, employees, customers, shareholders, the media, and the public. In 2006, Mr. Donahue established a multidimensional communications, marketing and issue management firm.  From 1987 to 2006, Mr. Donahue worked for McDonalds Corporation.  During the first ten years of his career with McDonald’s, Mr. Donahue served in increasingly responsible positions to become an officer and senior executive as Vice President of Communications.  Mr. Donahue brought clear vision to the office of the President and CEO and aligned cross-functional disciplines from the executive suite to the field.  His actions were critical to establishing new brand relevance and consumer loyalty, which resulted in one of the most significant turnarounds in recent corporate history, i.e. from the first quarterly loss in thirty years to record breaking sales. Before joining McDonald’s, Mr. Donahue spent five years as a Manager/Director with the Illinois Retail Merchants Association, National Federation of Independent Business and 3M Corporation where he created favorable environments for small businesses to conduct business with minimal regulatory restriction. He then transitioned into public office to assist the incumbent Governor to address small business concerns as Deputy Director for the State of Illinois Commerce Department.

On November 1, 2007, the Company announced that the Company’s board of directors amended the Company’s bylaws to include a procedure for nomination of candidates to the board of directors.

On November 14, 2007, the Company’s board of directors amended the Company’s bylaws to change the number of seats on the Board from eight to seven.  All seven seats will be open for election at the Company’s annual meeting of shareholders next month.

Change of Auditors

On November 16, 2007, the Company announced that it has replaced Spector and Wong LLP with Blackman Kallick Bartelstein LLP as its auditors.

Internal Investigation and Status with Respect to Amex Listing Requirements

Background. On August 17, 2007, we received a deficiency letter from the American Stock Exchange (“Amex”) notifying us that the staff of the Amex had determined we were not in compliance with certain of Amex’ continued listing standards.  The deficiencies (which are described in our Current Report on Form 8-K filed August 23, 2007) included failure to report Section 16(a) filing delinquencies, failure of the board to subject a related party transaction to review by the Audit Committee, granting stock options in a manner contrary to our stock option plans, failure to properly account for stock option grants with exercise prices below fair market value on the date of grant, failure to provide certain information to Amex, and allowing internal control weaknesses to exist.

In response to the deficiency letter, we prepared and submitted to Amex a compliance plan outlining our proposal for regaining compliance with Amex’ continued listing standards and addressing the matters contained in the deficiency letter.  The compliance plan was accepted by Amex on November 2, 2007 (as reported in our Current Report on Form 8-K filed November 5, 2007).

Internal Investigation. Pursuant to the compliance plan, we conducted an internal investigation relating to the primary issues of concern identified by Amex, principally including equity accounting and the related control environment.  We engaged the independent accounting firm of Blackman Kallick Bartelstein LLP (“Blackman”) to perform certain procedures to assist us with our internal investigation.  The objective of Blackman’s engagement was to help us assess the financial reporting figures, processes, and internal controls related to our equity transactions for the period January 1, 2002 through June 30, 2007, and to make specific recommendations to strengthen the reporting and control environment.  Their procedures consisted principally of obtaining an understanding of the equity process at Z Trim, by inquiry, observation, testing, and reperformance, in an effort to assist us with our:

▪	review and reconciliation of our corporate records, minutes, transfer agent records, public disclosures, and accounting related to stock options, warrants, and common stock;
▪	analysis of significant accounting policies and procedures surrounding equity transactions;
▪	determination of whether any stock options have not been issued in accordance with our stock option plans;
▪	review of option pricing methodology;
▪	review of all minutes illustrating shareholder approval of equity issuances;
▪	review of stock option certificates issued to individuals;
▪	determination of our adherence to filing requirements related to equity transactions;
▪
consideration of our quantitative and qualitative analysis of the findings outlined below and of our historical financial statements to make determinations as to whether equity transactions were presented in accordance with accounting principles generally accepted in the United States of America (USGAAP) and whether any of our Securities and Exchange Commission filings or financial statements should be amended or restated;

▪	consideration of best practices for us with respect to equity transactions and related financial reporting; and
▪	review of our internal controls surrounding equity transactions and the related financial reporting process.

Issues and Findings. Blackman has completed its engagement and has identified the following significant issues:

▪	During the 5-1/2 year review period, we made a total of 191 stock option grants covering an aggregate of 15,179,087 shares without documentation of approval of those grants in the Board minutes.

▪	During the 5-1/2 year review period, our Board minutes reflect approval, but after the date of grant, of 70 stock option grants covering an aggregate of 12,980,000 shares.

▪
During the period 2004 through 2007, we issued a total of 7 stock option grants covering 736,337 shares where the exercise price was below the fair market value of our common stock on the date of grant.   As a result, none of those grants are eligible for tax treatment as incentive stock options.

▪
During the period 2002 through 2007, we issued a total of 21 stock option grants covering 3,684,000 shares where the exercise price was below 110% of the fair market value of our common stock on the date of grant and the recipient was the beneficial owner of 10% or more of our outstanding equity.   As a result, none of those grants are eligible for tax treatment as incentive stock options.

▪
In each of 2002 and 2004 our option grants to a single recipient in a calendar year exceeded 1 million shares by an aggregate of 910,000 shares over both years.  As a result, the grants that exceed the 1 million-share threshold are not eligible for tax treatment as incentive stock options.  In addition, the grants that exceed the 1 million-share threshold are not allowed under our stock incentive plan.

▪
Our officers, directors and 10% shareholders failed to file (or filed late) certain Section 16(a) reports (Forms 3, 4 and 5).  With respect to current officers and directors, a total of 24 such delinquent filings occurred with respect to a total of 34 transactions during the January 1, 2002 through June 30, 2007 review period.

▪
Between March 2004 and June 2007 we issued 5,642,435 shares of common stock and warrants covering 1,939,507 shares of common stock without the common stock (or the shares underlying the warrants) being listed with Amex.  Of those shares, we applied for listing, but were denied, with respect to 4,000,000 shares, we exceeded our approval with respect to an equity raise by 180,852 shares and warrants to purchase an additional 824,507 shares, and we never applied for listing with respect to the balance of 1,461,583 shares and warrants for an additional 1,115,000 shares.

▪	Until April of 2007 we had no formal equity policies and procedures, including with respect to options and warrants.

▪	There is no formal management review and approval of quarterly reconciliations, related equity journal entries, or Black-Scholes-Merton assumptions and calculations.

▪	Access to key spreadsheets is not controlled.

Blackman also made the following findings:

▪
Our overall accounting for stock options generally has been appropriate since January 1, 2002.  Blackman did note the following variances, which we determined not to be material:  Total variances of approximately $75,000 should have been recorded or disclosed for the period from January 1, 2002 through June 30, 2007.  Of this amount, $57,000 relates to the period from January 1, 2002 through December 31, 2005, which amounts should have been disclosed in a footnote as pro forma compensation expense.  The remaining $18,000 should have been recorded as expenses for the period from January 1, 2006 through June 30, 2007.

▪
Based on a review of our quarterly and year-end filings regarding equity transactions, except for the Shemesh and Tobian transaction requiring restatement as described in our Current Report on Form 8-K filed November 2, 2007, no material discrepancies came to Blackman’s attention that would lead Blackman to recommend the restatement of those filings.

▪	Our overall accounting for warrants generally has been appropriate since January 1, 2002.

Company Assessment. Our management team and Audit Committee have completed the internal investigation and have reviewed Blackman’s report of its findings.  We agree with Blackman’s findings and our assessment of our internal investigation includes the following conclusions:

▪	We have the following control deficiencies that constitute material weaknesses in our internal control over financial reporting:

o
account reconciliations over equity transactions were not always properly and timely performed, and the reconciliations and their supporting documentation were not consistently reviewed for completeness, accuracy, and timely resolution of reconciling items; and

o	we did not design and maintain effective controls to ensure the completeness, accuracy, and timeliness of the recording and reporting of equity transactions.

▪
We must strengthen our policies and procedures with respect to financial reporting, equity transactions, related party transaction monitoring, spreadsheet controls, human resources and information technology.

▪	We must more closely monitor Section 16(a) reporting persons to encourage their compliance with reporting obligations and must more carefully disclose any known failures to so file.

▪	We must be more cognizant of the parameters of our stock option plan and either grant awards pursuant to the plan within the plan’s parameters, or purposefully outside the plan (if at all).

▪	We must refrain from issuing stock or granting warrants for which no prior listing with Amex has been obtained.

Remedial Actions. Our management, under new leadership since August of this year, immediately recognized that we had control and process deficiencies and began taking remedial action even before the internal investigation was commenced.  We have been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses and other issues arising from our internal investigation. These remediation efforts, outlined below, are intended both to address the identified issues and enhance our overall financial control and disclosure environment.

Our new leadership team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment is accompanied by a renewed management focus on decision-making and processes that are intended to achieve maximum shareholder value over the long-term.

We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and the appropriate documentation, review, and approval of those entries. These efforts include implementation and clarification of specific accounting and finance policies, and enhancing the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations are performed, documented, and reviewed as part of standardized procedures.

Some of the specific remedial actions our new management team has completed or will pursue include the following:

▪	We have implemented equity control policies and will seek to strengthen those policies.

▪	We have appointed a new independent director to our board and plan to nominate additional independent directors this year.

▪	We have engaged new independent auditors (see Item 4.01 of this report).

▪
We have invested in the implementation of additional and enhanced information technology systems commensurate with the needs of our business and our financial reporting requirements and have engaged an independent firm to advise us in this regard.

▪	We have initiated a number of changes to our human resources policies and have engaged an independent firm to audit our human resources functions.

▪	We have engaged a separate accounting firm to help us prepare for compliance with our upcoming Sarbanes-Oxley Section 404 compliance requirements.

▪	We will apply (or reapply, as the case may be) with Amex to list the shares of common stock (and stock underlying warrants) issued by us without current Amex approval.

▪
We have treated stock option grants that do not meet the criteria for incentive stock options as nonqualified stock options, and will comply with the associated tax reporting requirements.  We intend to amend our 2004 tax return to properly record approximately $5 million of tax benefit from the exercise of nonqualified stock options in that year.  There is no journal entry required for financial statement purposes until the company takes advantage of this benefit by offsetting taxable income.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures no later than December 17, 2007, with an expectation of achieving an earlier completion date. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

We believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and to diligently review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Risks of Non-Compliance. We continue to be non-compliant with Amex’ continued listing standards and are subject to periodic review by Amex regarding our compliance plan and are required to provide Amex with periodic updates in connection with the compliance plan. Failure to make progress consistent with the compliance plan or to regain compliance with the continued listing standards by December 17, 2007 will likely result in Amex initiating delisting proceedings with respect to our common stock.

Restatements

On October 31, 2007, the Company determined that its financial statements for the quarters ended March 31, 2007 and June 30, 2007 should no longer be relied upon because of accounting errors in those financial statements relating to a specific equity transaction.

Background.  On November 22, 2004, the Company entered into a two-year engagement with David Shemesh and Mordechai Tobian for investor relations services in consideration of 2,250,000 shares of restricted common stock of the Company (the "Shemesh/Tobian Shares") and a warrant to purchase 275,000 shares of restricted common stock at $.80 per share through November 21, 2007.  Based on a closing price of the Company's common stock of $.79 on November 22, 2004, the Company recorded paid-in-capital of $1,777,500 as of that date and began to recognize investor relation expenses on a quarterly basis over the life of the two-year contract.

On August 24, 2005, the Company took the position that Shemesh and Tobian had failed to perform as agreed and the Company rescinded the contract. Simultaneously, the Company placed a stop order on the Shemesh/Tobian Shares. Through that date, the Company had recognized $765,324.75 of expense relating to the contract. Accordingly, at September 30, 2005 the Company wrote off the remaining $1,012,175.25 against paid-in-capital.

Shemesh and Tobian disputed the Company's basis for rescinding the contract and because they were referred to the Company by Farhad Zaghi, the Company's purported rescission became an issue in the Company's ongoing litigation with Zaghi and his affiliates. In order to eliminate one of the issues of contention between the parties and facilitate further settlement negotiations with Zaghi, on March 9, 2007, the Company released the stop order on the Shemesh/Tobian Shares and allowed the shares to be traded.  Because the Company previously had recorded a write-off against paid-in-capital associated with the Shemesh/Tobian Shares, upon lifting the stop order the Company should have re-expensed the Shemesh/Tobian Shares.

Impact of Restatements.  The March 31, 2007 consolidated financial statements have been restated to account for the shares released from restrictions on March 9, 2007. The Company recognized an expense of $2,182,175 related to the transaction. As a result of this correction, net loss for the three months ended March 31, 2007 has increased to $3,906,811 from $1,724,636, and net loss per share increased to $0.06 from $0.03. The June 30, 2007 consolidated financial statements have been restated to account for the shares released from restrictions on March 9, 2007. The Company recognized an expense of $2,182,175 related to the transaction. As a result of this correction, net loss for the six months ended June 31, 2007 has increased to $6,392,498 from $4,210,323, and net loss per share increased to $0.09 from $0.06.  There was no change for the three months ended June 30, 2007.

Sales and Operational Developments

On October 5, the Company announced that it has received an order from the food service operation of the Flagler County Public Schools in Florida. The transaction activates Z Trim's vendor partnership with the P.O.W.E.R. Buying Group (Purchasing Organization with Educational Results), a Florida buying consortium that consists of 38 county school districts, totaling over 900 schools and serving over 800,000 meals per school day.  In addition, Z Trim will be assisting both students and district food service administration for Flagler County Public Schools in planning the school system's food service menu to meet USDA nutritional requirements. In the United States, schools are currently serving over 125,000 meals a day containing Z Trim to replace fat and calories in dressings, mayonnaise, wet salads and baked goods. Based upon the existing success Z Trim is having with student meal programs, we expect these numbers to continue to increase.

In October, the Company’s management decided to no longer manufacture and sell the Company’s appetite control capsule product.  The Company is in discussions with companies in the nutraceutical industry to expand Z Trim’s reach in the dietary supplement market.

On September 17, the Company announced recent sales of Z Trim products to Ball State University and Ohio University, signaling the launch of Z Trim Holdings, Inc. into the college and university food service sub-sector.  The purchase of Z Trim's Mayo Spread by the food service operations at Ball State University in Muncie, Indiana, as well sales of the Z Trim gel natural specialty fiber food ingredient direct from Z Trim to Ohio University in Athens, Ohio, indicate a food service expansion for Z Trim Holdings beyond the national news stories that broke earlier this year when K-12 school cafeterias began using Z Trim as a solution that could satisfy both the taste and lower fat profiles sought by dietitians and food service directors in the USDA's school meals program.

On September 12, the Company announced that Jon Dickl, an award-winning specialist in school and general food service, nutrition, management, and marketing, joined Z Trim Holdings, Inc.  Mr. Dickl, a credentialed School Nutrition Specialist, served as the Director of the School Way Cafe food service network for the Volusia County Schools in Florida, where he oversaw almost 70 school food service operations and managed all facets of the operation including planning, operations, innovation strategies and marketing of the school meals. The district serves approximately 50,000 meals per day. Mr. Dickl, an ardent supporter of the American School Nutrition Association, has participated in several leadership positions within the Florida School Nutrition Association (FSNA), presenting on several panels concerning legislation and nutrition innovation.  Mr. Dickl also brings pertinent experience from the distributor side, as a sales representative for Sysco Foodservice of Central Florida and Heinz USA.

On August 30, the Company announced that it had received from Kraki, market leader for value-adding ingredients and solutions to the South American food industry, two purchase orders for a total of over 12 tons of Z Trim functional food ingredient, dwarfing the previously largest order in Company history of approximately 5 tons. Over the last year, Kraki has now ordered a cumulative total of over 17 tons of Z Trim.

2007 Annual Meeting of Shareholders

On August 21, 2007, the Board of Directors of the Company decided to postpone the Company’s annual meeting of shareholders scheduled for August 22, 2007 in order to provide shareholders with updated proxy information.  The rescheduled date for the annual meeting will be December 19, 2007.  At that time the board will nominate a revised slate of directors.

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE SAME PERIODS ENDING SEPTEMBER 30, 2006

Revenues

Revenues increased 176% for the three months ended September 30, 2007 from $41,247 for the three months ended September 30, 2006 to $113,974.  Revenues increased 607% for the nine months ended September 30, 2007 from $77,022 for the nine months ended September 30, 2006 to $544,313.  The increase in revenues was primarily due to the increase in Z Trim product sales.  The following table provides a breakdown of the revenues for our divisions for the periods indicated:

	Three months ended September 30,
	2007	2006
Products	$113,974	$41,051
Services	-	196
Total Revenues	$113,974	$41,247
	Nine months ended September 30,
	2007	2006
Products	$544,264	$76,434
Services	49	588
Total Revenues	$544,313	$77,022

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $5,271,956 or 60% to $3,557,840 for the three months ended September 30, 2007 from $8,829,796 for the three months ended September 30, 2006. Total operating expenses decreased by $4,339,613 or approximately 32% to $9,268,885 for the nine months ended September 30, 2007 from $13,608,498 for the nine months ended September 30, 2006. The decrease in operating expenses was primarily due to the decrease in stock option expense, net of increase in general and administrative costs.

The stock option expense for the three months ending September 30, 2007 was $1,881,481 compared to $7,432,030 for the three months ending September 30, 2006. The stock option expense for the nine months ending September 30, 2007 was $3,251,738 compared to $8,998,169 for the nine months ending September 30, 2006.

Stock options from the Company's stock option plan have been utilized in place of large salaries for management, staff, and plant employees, and as compensation for the advisory board members.  The company has also significantly increased the size of its workforce over the last 12 months in the production, sales, and marketing areas of the company to allow for the continued expansion and execution of its marketing, production, and sales plans. The Company feels strongly that the charge for the stock options under the new accounting rules is a wise investment in the company's future.

Other income (expense)

Total other income for the three months ended September 30, 2007 was $95,031 compared to $41,220 for the comparable period in fiscal 2006.  Total other income for the nine months ended September 30, 2007 was $364,016 compared to $102,597 for the comparable period in fiscal 2006.  The increase was primarily due to a combination of a recovery of loan loss of $300,000 and increase in interest income, net of increase in settlement loss.

Discontinued Operations

In the third quarter 2007, the Company resolved to discontinue all subsidiaries, other than FiberGel. As a result, the security training and products segment and e-tailer segment was accounted for as discontinued operations whereby the results of operations and cash flows were removed from the Company’s results from continuing operations for all periods presented.

The Company incurred income from discontinued operations of $12,285 for nine months ended September 30, 2007, compared to $10,829 for the comparable period in fiscal 2006. No assets were sold or disposed from the discontinued operations.

Net loss

The Company reported a net loss from continuing operations of $4,083,060 or $0.06 per share for the third quarter of 2007, a 54% decrease in the net loss from continuing operations of $8,968,702 or $0.15 per share for the third quarter of 2006. The Company reported a net loss of $4,083,280 or $0.06 per share for the third quarter of 2007, a 54% decrease in the net loss of $8,968,501 or $0.15 per share for the third quarter of 2006. This was primarily due to the combination of increasing revenue, decreasing stock options, and recovery of a loan loss.

For the nine months ending September 30, 2007, the Company reported a net loss from continuing operations of $10,488,063 or $0.15 per share, which is a 24% decrease from the net loss from continuing operations of $13,884,248, or $0.24 per share for the nine month period ending September 30, 2006.  The Company reported a net loss of $10,475,778 or $0.15 per share, which is a 24% decrease from the net loss of $13,873,419, or $0.24 per share for the nine month period ending September 30, 2006. This was primarily due to the combination of increasing revenue, decreasing stock options, and recovery of a loan loss.

Assets

The Company reported an increase in assets as of September 30, 2007 to $11,631,975 from $8,755,528 for the comparable period in fiscal 2006. The increase was primarily due to the increase in current assets and plant assets less the decrease in other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007 the Company had cash and cash equivalents of $4,158,798, an increase of $3,483,755 from December 31, 2006. The increase in cash is due to proceeds from the sale of stock, exercise of options and warrants and collections on notes receivable, which total $9,010,290, less net cash flows used in operations of $4,814,539 and less the purchase of property and equipment, net of disposal proceeds, of $670,429. The Company’s capital lease obligations were paid off in third quarter of 2007.

Net cash used by operating activities from continuing operations increased by 27% to $4,814,539 for the nine months ended September 30, 2007 as compared to $3,802,593 for the nine months ended September 30, 2006.  The increased cash usage was composed of a net loss from continuing operations of $10,488,063 adjusted for non-cash items, including depreciation and amortization of $504,708, stock option expense of $3,251,738, non-cash service expenses and losses of $2,408,174, net of non-cash gains of $300,000, and for the net cash used of $191,096 from the net increases in assets and decreases in liabilities.

Net cash used by investing activities from continuing operations was $670,429 for the nine months ended September 30, 2007, as compared to net cash used by investing activities of $274,225 for the nine months ended September 30, 2006. The increase was due to increased acquisitions of manufacturing property and equipment for the plant in the current year.

Net cash provided by financing activities from continuing operations was $8,996,216 for the nine months ended September 30, 2007 as compared to $5,801,205 for the nine months ended September 30, 2006.  Net cash provided by financing activities for the nine months ended September 30, 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised and notes receivable for stock subscriptions of $9,010,290.  Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily from sale of stock, proceeds from stock subscription receivable, and from options and warrants exercised of $5,826,583.

Net cash used by discontinued operations was $27,493 for the nine months ended September 30, 2007 as compared to $14,665 for the nine months ended September 30, 2006. The increased cash usage was the net result of increases in assets and decreases in liabilities. The discontinued operations did not provide or use cash in investing and financing activities for both periods in 2007 and 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

CAUTIONARY STATEMENT REGARDING  FORWARD-LOOKING INFORMATION

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

In addition, on August 23, 2007, we announced we were conducting an internal investigation of our equity accounting and reporting practices in connection with our receipt of a deficiency letter from the American Stock Exchange (Amex).  That internal investigation identified deficiencies in our internal controls and procedures.  As a result of those findings, as well as the matters for which the restatement of this report is necessary, we have identified the following control deficiencies as of the date of this report that constituted material weaknesses in our internal control over financial reporting:

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

In connection with the preparation of this amended Report, our President and Chief Financial Officer reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting described above, which we view as an integral part of our disclosure controls and procedures, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 16, 2007. Nevertheless, based on a number of factors, including the completion of our internal investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described above, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this amended report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

 Changes in Internal Control Over Financial Reporting.   During the third and fourth quarters of 2007, we have begun the implementation of some remedial measures as described in our Current Report on Form 8-K filed on November 16, 2007.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As the Company previously reported, on August 8, 2007, the Company settled its litigation with Farhad Zaghi and related parties (collectively, “Zaghi”) in which the Company had sued Zaghi for collection of amounts owing on a promissory note and Zaghi had counterclaimed for fraud and other causes of action.  On October 16, 2007, the Company and Zaghi amended their settlement agreement.

Under the original settlement agreement, the Company was to issue to a Zaghi affiliate and register for sale 1,950,000 shares of the Company’s common stock; Zaghi was to liquidate those shares in an orderly fashion, on the market, via a mutually-acceptable broker; and the proceeds from the sales were to be divided between the Company and Zaghi pursuant to an established formula.  The original settlement agreement was designed to compensate the Zaghi parties for a portion of their alleged damages as well as to make the Company whole on the amounts owning under the promissory note.  Once the proceeds payable to the Company and Zaghi reached $800,000 and $2,591,000, respectively, then each party was to dismiss with prejudice its claims against the other.

Under the revised settlement agreement, the Company continues to be obligated to issue to a Zaghi affiliate and register for sale 1,950,000 shares of the Company’s common stock.  However, all proceeds of sale will inure to Zaghi’s benefit.  Once the total proceeds reach $1,791,000, Zaghi will dismiss its claims against the Company and return to the Company and remaining shares.  In the event the proceeds of the sales paid to Zaghi do not total $1,791,000, the Company will be required to issue and register additional shares of common stock to the Zaghi affiliate, which will be similarly liquidated until the shortfall is satisfied.  The registration of the original 1,950,000 shares is on a best-efforts basis.  If the Company is unable to register those shares, Zaghi has the right to terminate the settlement agreement and continue litigating.  With respect to the registration of any additional required shares, the Company may be held in breach of the settlement agreement, resulting in confession of judgment, if such shares are not registered within 45 days of the final sale of the original shares.

In connection with the amendment to the settlement agreement, the Company released its claims against Zaghi.  Neither party admitted any wrongdoing in connection with the original or amended settlement agreements.  To date, no shares have been registered or sold pursuant to the original or amended settlement agreement.

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

On July 17, 2006, George Forman Enterprises, Inc. filed a complaint against Z Trim Holdings, Inc. in the U.S. District Court seeking damages in excess of $70,000,000 for specific performance, breach of contract, promissory estoppel and unjust enrichment.  The basis for all such claims is the underlying LOA, set forth above.  The Company received summary judgment in its favor as to the count seeking promissory estoppel.  Further, on September 18, 2007, the Court issued a number of orders limiting the evidence that GFME may bring in support of its claims. Management believes that GFME’s allegations are frivolous and wholly without merit and will vigorously defend the claim.  Trial is scheduled for February 2008.

On March 20, 2007, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product.  Trial is scheduled for February, 2008.

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

On or about August 18, 2007, the Company was served with a Statement of Claim by Basic Investors, Inc. before the FINRA Dispute Resolution organization for damages resulting from a claim for breach of contract.  The Company is seeking to settle the matter, and believes it has reached a tentative agreement.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION

3(i)	Articles of Incorporation of Z Trim Holdings, Inc.(filed as Exhibit 2.1 to Z Trim's Registration Statement on Form 10-SB and incorporated herein by reference).

3(ii)
Bylaws of Z Trim Holdings, Inc., as amended (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB, Exhibit 3(ii) to the Company’s Form 8-K filed on November 2, 2007, and as Exhibit 3(ii) to the Company’s Form 8-K filed on November 16, 2007, and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.7	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.9	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.2	Dana L. Dabney Employment Agreement (filed as Exhibit 10.3 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.3	Alan G. Orlowsky Employment Agreement dated May 1, 2007 ( filed as exhibit 10.4 to the Company's 10-QSB filed on May 7, 2007 and incorporated herein by reference ).

10.4	Brian S. Israel Board of Directors appointment letter dated April 30, 2007 (filed as exhibit 10.5 to the Company's 10-QSB filed on May 7, 2007 and incorporated herein by reference).

10.5	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.6	Z Trim Holdings, Inc. 1999 Stock Option Plan (filed as Exhibit 6.6 to Z Trim’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.7
Z Trim Holdings, Inc. 2004 Equity Incentive Plan (filed as Appendix C to the Z Trim's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date and incorporated herein by reference).

10.8
Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc. dated May 20, 1999 (filed as Exhibit 6.7 the Company’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.9
Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc. dated June 18, 1999 (filed as Exhibit 6.8 to Z Trim's Registration Statement on Form 10-SB and incorporated herein by reference).

10.10
Assignment of License Agreement between UTEK Corporation, Z Trim Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 (filed as Exhibit 10.14 to Z Trim's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.11
Assignment of License Agreement between UTEK Corporation, Z Trim Holdings, Inc. and University of Illinois dated July 9, 2003 (filed as Exhibit 10.15 to Z Trim's Form 10-QSB for  the quarter ending September 30, 2003 and incorporated herein by reference).

10.12
Assignment of License Agreement between Z Trim Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 (filed as Exhibit 10.16 to Z Trim's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

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

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen
Steven J. Cohen,
President (Principal Executive Officer)

By:	/s/ Alan G. Orlowsky
Alan G. Orlowsky,
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

3(i)	Articles of Incorporation of Z Trim Holdings, Inc.(filed as Exhibit 2.1 to Z Trim's Registration Statement on Form 10-SB and incorporated herein by reference).

3(ii)
Bylaws of Z Trim Holdings, Inc., as amended (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB, Exhibit 3(ii) to the Company’s Form 8-K filed on November 2, 2007, and as Exhibit 3(ii) to the Company’s Form 8-K filed on November 16, 2007, and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.7	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.9	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.2	Dana L. Dabney Employment Agreement (filed as Exhibit 10.3 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.3	Alan G. Orlowsky Employment Agreement dated May 1, 2007 ( filed as exhibit 10.4 to the Company's 10-QSB filed on May 7, 2007 and incorporated herein by reference ).

10.4	Brian S. Israel Board of Directors appointment letter dated April 30, 2007 (filed as exhibit 10.5 to the Company's 10-QSB filed on May 7, 2007 and incorporated herein by reference).

10.5	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.6	Z Trim Holdings, Inc. 1999 Stock Option Plan (filed as Exhibit 6.6 to Z Trim’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.7
Z Trim Holdings, Inc. 2004 Equity Incentive Plan (filed as Appendix C to the Z Trim's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date and incorporated herein by reference).

10.8
Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc. dated May 20, 1999 (filed as Exhibit 6.7 the Company’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.9
Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc. dated June 18, 1999 (filed as Exhibit 6.8 to Z Trim's Registration Statement on Form 10-SB and incorporated herein by reference).

10.10
Assignment of License Agreement between UTEK Corporation, Z Trim Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 (filed as Exhibit 10.14 to Z Trim's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.11
Assignment of License Agreement between UTEK Corporation, Z Trim Holdings, Inc. and University of Illinois dated July 9, 2003 (filed as Exhibit 10.15 to Z Trim's Form 10-QSB for  the quarter ending September 30, 2003 and incorporated herein by reference).

10.12
Assignment of License Agreement between Z Trim Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 (filed as Exhibit 10.16 to Z Trim's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

31.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*      Filed herewith

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
Index to Financial Statements

Consolidated Balance Sheet at September 30, 2007(unaudited)	F-1

Consolidated Statement of Operations as of September 30, 2007(unaudited)	F-2

Consolidated Statements of Cash Flows as of September 30, 2007(unaudited)	F-3

Notes to Interim Unaudited Consolidated Financial Statements	F-4

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

SEPTEMBER 30, 2007 AND 2006

ASSETS
Current Assets	2007	2006
Cash and cash equivalents	$4,158,798	$1,726,157
Accounts receivable (net of allowance of $50,034 in 2007
and $0 in 2006)	92,404	20,745
Inventory	588,679	95,192
Prepaid expenses and other assets	150,002	78,377
Net assets of discontinued operations	71,974	3,012

Total current assets	5,061,857	1,923,483

Property and equipment, net	6,412,331	6,317,775

Other Assets
Intangible assets, net	143,334	503,167
Deposits	14,453	11,103

Total other assets	157,787	514,270

TOTAL ASSETS	$11,631,975	$8,755,528

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$596,885	$220,727
Accrued expenses	303,769	136,061
Stock subscription payable	150,000	-
Stock option payable	-	632,385
Capital lease obligations	-	19,690
Total current liabilities	1,050,654	1,008,863

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000 shares;
issued and outstanding 72,056,375 shares	3,600	3,072
Additional paid-in capital	70,537,798	55,102,087
Unamortized expenses	-	(428,312)
Notes receivable for issuance of stock, net	-	(3,348)
Accumulated Deficit	(59,960,077)	(46,926,834)

TOTAL STOCKHOLDERS' EQUITY	10,581,321	7,746,665

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,631,975	$8,755,528

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Products	$113,974	$41,051	$544,264	$76,434
Services	-	196	49	588
Total revenues	113,974	41,247	544,313	77,022

COST OF REVENUES:
Products	734,225	218,373	2,127,507	455,369
Total cost of revenues	734,225	218,373	2,127,507	455,369

GROSS MARGIN	(620,251)	(177,126)	(1,583,194)	(378,347)

OPERATING EXPENSES:
Selling, general and administrative	1,650,587	1,389,183	5,980,786	4,584,579
Stock option expense	1,881,481	7,432,030	3,251,738	8,998,169
Amortization of intangible assets	3,333	8,583	10,000	25,750
Loss on asset disposals, net	22,439	-	26,361	-
Total operating expenses	3,557,840	8,829,796	9,268,885	13,608,498

OPERATING LOSS	(4,178,091)	(9,006,922)	(10,852,079)	(13,986,845)

OTHER INCOME (EXPENSES):
Rental and other income	10,500	9,934	31,500	31,500
Interest income	58,525	25,056	138,055	76,485
Recovery of loan loss	100,000	-	300,000	-
Interest expense	(1,386)	(1,270)	(3,431)	(12,888)
Settlement (loss) gain	(72,608)	7,500	(102,108)	7,500
Total other income (expenses)	95,031	41,220	364,016	102,597

NET LOSS FROM CONTINUING OPERATIONS	$(4,083,060)	$(8,965,702)	$(10,488,063)	$(13,884,248)

DISCONTINUED OPERATIONS
(Loss) Income from discontinued operations
(net of applicable tax of $0 in 2007 and 2006)	$(220)	$(2,799)	$12,285	$10,829

NET LOSS	$(4,083,280)	$(8,968,501)	$(10,475,778)	$(13,873,419)

Net Loss per Share from continuing operations
- Basic and Diluted	$(0.06)	$(0.15)	$(0.15)	$(0.24)
Net Loss per Share - Basic and Diluted	$(0.06)	$(0.15)	$(0.15)	$(0.24)

Weighted Average Number of Shares	72,056,375	61,311,318	69,920,157	58,854,510

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30,	2007	2006
Cash Flows From Operating Activities From Continuing Operations:
Net loss	$(10,475,778)	$(13,873,419)
Less: Income from discontinued operations	12,285	10,829
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	504,708	493,903
Provision for bad debt	50,034	-
Issuance of common stock and warrants for services	2,188,940	231,631
Amortization of noncash expenses	113,339	1,158,185
Stock option expense	3,251,738	8,998,169
Recovery of loan loss	(300,000)	-
Loss on asset disposals, net	26,361	-
Stock settlement	29,500	-
(Increase) in:
Accounts receivable	(130,493)	(5,977)
Inventory	(384,143)	(13,930)
Prepaid expenses and other assets	(55,585)	3,941
Deposits	(3,350)	-
Decrease in:
Accounts payable and accrued expenses	382,475	(784,267)
Cash flows used in operating activities from continuing operations	(4,814,539)	(3,802,593)

Cash Flows From Investing Activities From Continuing Operations:
Purchase of property and equipment	(713,604)	(274,225)
Proceeds from asset disposals	43,175	-
Cash flows used in investing activities from continuing operations	(670,429)	(274,225)

Cash Flows From Financing Activities From Continuing Operations:
Net proceeds from sales of stock	7,838,001	5,156,433
Exercise of options and warrants	872,289	485,150
Net payments on capital lease obligations	(14,074)	(25,378)
Proceeds from notes receivable for stock, net	300,000	185,000
Cash flows provided by financing activities from continuing operations	8,996,216	5,801,205
Net cash and cash equivalents provided by continuing operations	3,511,248	1,724,387
Net cash and cash equivalents used by discontinued operations	(27,493)	(14,665)
Net increase in cash and cash equivalents	3,483,755	1,709,722

Cash and cash equivalents, at beginning of period	675,043	16,435
Cash and cash equivalents, at end of period	$4,158,798	$1,726,157

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,430	$12,888

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	$2,188,940	$1,560,810
Stock subscription payable and notes receivable incurred for issuance of stock	$150,000	$3,348
Retirement of treasury stock	$-	$11,269

See notes to interim unaudited consolidated financial statements

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Z Trim Holdings, Inc. (the “Company”) manufactures a functional food ingredient, Z Trim, and other Z Trim related products.  The company will continue exploring all available options for its other Z Trim technologies and related assets.

The Company has participated in several public and private offerings and has expanded its business.  In 2002, the Company acquired FiberGel Technologies, Inc. (“FiberGel”), which owns an exclusive license to Z Trim, an all-natural, agriculture-based fat replacement.

The Company has three reportable business unit segments: food product development, security product development and e-tailer.  The Company operates through its FiberGel, The Brave Way Training Systems, Inc.(“Braveway”), On-Line Bedding Corp. (“On-Line”), and Z-Amaize Technologies, Inc. divisions.  On July 18, 2007 the Board of Directors resolved to dissolve and liquidate On-Line, which is the E-tailer operating segment.  On September 17, 2007 the Board of Directors resolved to dissolve all company subsidiaries, other than FiberGel, on or before December 31, 2007.  The related assets over liabilities of the dissolved segments have an approximate carrying deficit of $6,000, including intercompany payables of $78,000.

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the three and nine months ended September 30, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

On September 17, 2007, the Company resolved to discontinue all subsidiaries, other than FiberGel.  Accordingly, the accompanying consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been restated to present the results of the segments as discontinued operations.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Common Share
Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and, when diluted, potential shares from options and warrants to purchase common stock using the treasury stock method. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $1,881,481 and $3,251,738 for the three and nine months ended September 30, 2007, respectively and $7,432,030 and $8,998,169 for the three and nine months ended September 30, 2006, respectively.  The 2007 stock option expense includes an additional charge of $1,642,465 from the modification of 12,996,773 out-of-money options.  Of these options, 345,000 were granted a two year extension, 45,000 were an increase of $2.70 to the exercise and 12,606,773 were granted a one year extension not to exceed an exercise date of August 20, 2010. The 2006 stock option expense includes an additional charge of $1,199,402 from the modification of 1,620,000 out-of-money options. These options were granted a lower exercise price and at two year extension.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – INVENTORY

At September 30, inventory consists of the following:

	2007	2006
Raw materials	$34,893	$25,271
Work-in-process	6,273	8,352
Packaging	45,965	24,067
Finished goods	501,548	37,502
Total inventory	$588,679	$95,192

NOTE 3 – PROPERTY AND EQUIPMENT, NET

At September 30, property and equipment, net consists of the following:

	2007	2006
Production, engineering and other equipment	$5,331,757	$4,685,595
Leasehold improvements	2,798,972	2,696,403
Office equipment and furniture	591,384	574,960
Computer equipment and related software	179,383	331,112
Construction in process - equipment	-	110,723
	8,901,496	8,398,793
Accumulated depreciation	(2,489,165)	(2,081,018)
Property and equipment, net	$6,412,331	$6,317,775

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS

During the first nine months of fiscal 2007, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following table present details of the Company’s purchased intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
License Rights to
Website	$200,000	$(56,666)	$143,334

Amortization of intangibles was $10,000 and $25,750 for the nine months ended September 30, 2007 and 2006, respectively.

Based on the carrying amount of the intangibles as of September 30, 2007, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

Years ended December 31,
2007 (Oct 1 to December 31)	$3,333
2008	13,333
2009	13,333
2010	13,333
2011	13,333
Thereafter	86,669
Total amortization	$143,334

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS' EQUITY

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

The Company determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant Section 4(2) of the Act and Rule 506 of Regulation D Promulgated under the Act.  The Company based this determination on the non-public manner in which it offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold to or otherwise disposed of without registration under the Act or an applicable exemption there from.

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

NOTE 5 – STOCKHOLDERS' EQUITY (CONTINUED)

Exercising of Stock Warrants and Options

During the first nine months of 2007 and 2006, respectively, 1,014,163 and 1,061,400 stock warrants and options were exercised.  The Company received total proceeds of $872.289 and $485,150, respectively.  The 2007 warrants exercised are net of 879,996 shares rescinded by the Board of Directors on April 30, 2007.

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

Shemesh and Tobian disputed the Company's basis for rescinding the contract and because they were referred to the Company by Farhad Zaghi, the Company's purported rescission became an issue in the Company's ongoing litigation with Zaghi and his affiliates. In order to eliminate one of the issues of contention between the parties and facilitate further settlement negotiations, on March 9, 2007, the Company released the stop order on the Shemesh/Tobian Shares and allowed the shares to be traded.  The Company recognized an expense to investor relations of $2,182,175, based on the closing price on March 9, 2007.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss from continuing operations	$(4,083,060)	$(8,965,702)	$(10,488,063)	$(13,884,248)
(Loss) Income from discontinued operations	$(220)	$(2,799)	$12,285	$10,829
Net loss	$(4,083,280)	$(8,968,501)	$(10,475,778)	$(13,873,419)
Denominator:
Weighted average number of
shares outstanding	72,056,375	61,311,318	69,920,157	58,854,510

Net loss per share from continuing operations- basic and diluted	$(0.06)	$(0.15)	$(0.15)	$(0.24)
(Loss) income per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00
Net loss per share-basic and diluted	$(0.06)	$(0.15)	$(0.15)	$(0.24)

As the Company incurred net losses for the three and nine months ended September 30, 2007, the effect of dilutive securities totaling 697,241 and 3,969,501 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and nine months ended September 30, 2006, the effect of dilutive securities totaling 6,175,432 and 4,531,488 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 7 – STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2004, which provides for the issuance of qualified options to all employees and non-qualified options to employees, directors, consultants and other service providers.

A summary of the status of stock options issued by the Company as of September 30, 2007 and 2006 is presented in the following table:

	2007		2006
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	20,285,749	$0.99	12,892,939	$1.03
Granted	2,072,000	1.26	11,566,337	1.06
Exercised	(453,318)	0.77	(906,400)	0.39
Expired and Cancelled	(6,042,908)	0.96	(2,740,000)	1.64
Outstanding at end of period	15,861,523	$1.04	20,812,876	$0.99

Exercisable at end of period	15,416,523	$1.04	20,812,876	$0.99

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

	2007	2006
Weighted average fair value per option granted	$0.78	$0.78
Risk-free interest rate	4.65%	4.73%
Expected dividend yield	0.00%	0.00%
Expected lives	3.00	3.00
Expected volatility	108.35%	129.22%

As of September 30, 2007, there was $351,856 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.  $298,026 is expected to be recognized over the subsequent five months.  $62,830 will be recognized upon completion of contractual performance.

Stock options outstanding at September 30, 2007 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	15,366,523	2.2 years	$ 1.00	14,921,523
$1.51-$5.00	495,000	2.4 years	$ 2.35	495,000
	15,861,523	2.2 years	$ 1.04	15,416,523

As of September 30, 2007 and 2006, the Company has warrants outstanding to purchase 7,149,234 and 5,956,824 shares of the Company’s common stock, respectively, at prices ranging from $0.45 to $6.40 per share.  These warrants expire at various dates through May 2012.

NOTE 8 – SETTLEMENT LOSS

In April 2007, the Company and two former investor relation consultants entered into revised settlement agreements to replace and rescind the original settlement agreements signed in October 2006.  As a result, an additional 10,000 shares of the Company’s common stock at a fair value of $29,500 was issued and recorded.  On April 1, 2007, 275,000 shares were issued in excess of the revised agreement and will be cancelled pending regulatory approval from the American Stock Exchange.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s principal customers are wholesale companies.  There were no significant customers for the nine months ended September 30, 2007 and two customers accounted for approximately 45% for the nine months ended September 30, 2006.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 10 – PENDING LITIGATION

As the Company previously reported, on August 8, 2007, the Company settled its litigation with Farhad Zaghi and related parties (collectively, “Zaghi”) in which the Company had sued Zaghi for collection of amounts owing on a promissory note and Zaghi had counterclaimed for fraud and other causes of action.  On October 16, 2007, the Company and Zaghi amended their settlement agreement.

Under the original settlement agreement, the Company was to issue to a Zaghi affiliate and register for sale 1,950,000 shares of the Company’s common stock; Zaghi was to liquidate those shares in an orderly fashion, on the market, via a mutually-acceptable broker; and the proceeds from the sales were to be divided between the Company and Zaghi pursuant to an established formula.  The original settlement agreement was designed to compensate the Zaghi parties for a portion of their alleged damages as well as to make the Company whole on the amounts owning under the promissory note.  Once the proceeds payable to the Company and Zaghi reached $800,000 and $2,591,000, respectively, then each party was to dismiss with prejudice its claims against the other.

Under the revised settlement agreement, the Company continues to be obligated to issue to a Zaghi affiliate and register for sale 1,950,000 shares of the Company’s common stock.  However, all proceeds of sale will inure to Zaghi’s benefit.  Once the total proceeds reach $1,791,000, Zaghi will dismiss its claims against the Company and return to the Company any remaining shares.  In the event the proceeds of the sales made by Zaghi do not total $1,791,000, the Company will be required to issue and register additional shares of common stock to the Zaghi affiliate, which will be similarly liquidated until the shortfall is satisfied.  The registration of the original 1,950,000 shares is on a best-efforts basis.  If the Company is unable to register the original shares, Zaghi will have the right to rescind the settlement agreement and resume litigating.  With respect to the registration of any additional required shares, the Company may be held in breach of the settlement agreement, resulting in confession of judgment, if such shares are not registered within 45 days of the final sale of the original shares.

In connection with the amendment to the settlement agreement, the Company released its claims against Zaghi.  Neither party admitted any wrongdoing in connection with the original or amended settlement agreements.  To date, no shares have been registered or sold pursuant to the original or amended settlement agreement.  Prior to the revised settlement, as of September 30, 2007, the Company received loan recovery of $300,000.

On August 8, 2007, the Company entered into a revised agreement to issue warrants to purchase 1,604,166 shares to the Zaghi parties no sooner than December 1, 2007 and no later than 18 months subsequent to the date in which the Zaghi parties are paid in full.  The exercise price will be calculated as the 45 trading day trailing average of the closing price of Z Trim stock immediately preceding the chosen date of the Zaghi parties, but not to exceed $1.25 per share.  The warrants will be exercisable for two years from issue date. The Company also agreed to issue additional warrant or warrants to purchase 662,500 shares of Z Trim stock under the above said term except that the exercise price will be at five percent (5%) discount.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 17, 2006, George Forman Enterprises, Inc. filed a complaint against Z Trim Holdings, Inc. in the U.S. District Court seeking damages in excess of $70,000,000 for specific performance, breach of contract, promissory estoppel and unjust enrichment.  The basis for all such claims is the underlying LOA, set forth above.  The Company received summary judgment in its favor as to the count seeking promissory estoppel.  Further, on September 18, 2007, the Court issued a number of orders limiting the evidence that GFME may bring in support of its claims. Management believes that GFME’s allegations are frivolous and wholly without merit and will vigorously defend the claim.  Trial is scheduled for February, 2008.

On March 20, 2007, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product.  Trial is scheduled for February, 2008.

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

On or about August 18, 2007, the Company was served with a Statement of Claim by Basic Investors, Inc. before the FINRA Dispute Resolution organization for damages resulting from a claim for breach of contract.  The Company is seeking to settle the matter, and believes it has reached a tentative agreement.  The Company has accrued $69,000 as of September 30, 2007 for potential liability on the settlement.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

NOTE 12 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2007.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RESIGNATION OF CHIEF EXECUTIVE OFFICER/ REPLACEMENT

On August 20, 2007 the founder and Chief Executive Officer (“CEO”), Gregory J. Halpern, resigned as CEO and member of the Board of Directors.  Steve J. Cohen, the Company’s President, replaced Mr. Halpern as CEO and also serves on the Company's Board of Directors.

The company entered into a Resignation Agreement and Release with Mr. Halpern pursuant to which the company awarded Mr. Halpern three months' severance pay and six months' health insurance benefits.  In addition, under the Agreement the Company will receive a release of claims from Mr. Halpern.  In addition, under the provisions of the company's stock option plan, Mr. Halpern's and his immediate family members’ outstanding stock options have been rescinded.  The company allowed Mr. Halpern until August 31, 2007 to rescind the Agreement.

On August 31, 2007 Gregory Halpern has exercised his right to revoke the Resignation Agreement and Release he signed on August 20, 2007.  Mr. Halpern's revocation of the Agreement does not affect his prior resignation as an officer and director of the Company and does not affect the Board of Directors' previous forfeiture of Mr. Halpern's stock options under the Company's 2004 Equity Incentive Plan.

NOTE 14 – APPOINTMENT OF PRINCIPAL OFFICERS/ AUDIT COMMITTEE CHAIRMAN

On May 1, 2007, the Board of Directors appointed Alan Orlowsky as the Company’s Chief Financial Officer (“CFO”).  Mr. Orlowsky has served as a member of the Company’s Board of Directors and was the Chairman of the Company’s Audit Committee.  He resigned those positions as of April 30, 2007.  The former CFO resigned his position as of April 30, 2007, and the Board of Directors appointed him as the Company’s Vice President effective May 1, 2007 and he remained on the Company’s Board of Directors.

The Board of Directors has appointed Brian Israel as the new audit committee chair of the Company to fill the vacancy created by Mr. Orlowsky’s departure.

NOTE 15 – EMPLOYMENT AGREEMENTS

During 2007, the Company entered into four employment agreements with its principal officers.  The annual salaries range from $102,000 to $185,000.  The agreements expire May 2009 through January 2010

NOTE 16 – ANNUAL MEETING OF SHAREHOLDERS

The Company's Board of Directors voted to postpone the annual meeting of shareholders previously scheduled for August 22, 2007, to provide time to prepare updated proxy information.  The rescheduled date for the annual meeting will be December 19, 2007.  At that time the board will nominate a revised slate of directors.

NOTE 17 – AMERICAN STOCK EXCHANGE DEFICIENCY LETTER/ CORRECTIVE ACTION/ SUBSEQUENT EVENT

On August 17, 2007, the American Stock Exchange ("Amex") notified the Company that the staff of the Amex has determined that the Company is not in compliance with the continued listing standards of Amex.  The letter constitutes a Deficiency Letter pursuant to Section 1009 of the Amex Company Guide (“Guide”).  Amex has provided the Company the opportunity to submit a compliance plan to resolve the deficiencies.  On October 26, 2007, Amex notified the Company that it had determined that, in accordance with Section 1009 of the Guide, the Company made a reasonable demonstration of its ability to regain compliance with the continued listing standards by the end of the plan period, which Amex has determined to be no later than December 17, 2007.  Amex will continue the listing of the Company subject to certain conditions.

Amex has not initiated a de-listing procedure or suspended trading in the Company's common stock.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – DISCONTINUED OPERATIONS

In the third quarter 2007, the Company resolved to discontinue all subsidiaries, other than FiberGel.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements have been reclassified to reflect the discontinued business. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the discontinued business have been segregated in the consolidated statements of operations, consolidated balance sheet and consolidated cash flows. The net operating results, net assets and net cash flows of this business have been reported as “Discontinued Operations.”

Following is summarized financial information for the discontinued operations:

	Nine months ended
	September 30,
	2007	2006
REVENUES:	$224,244	$360,333

INCOME FROM DISCONTINUED OPERATIONS
(NET OF TAX OF $0)(a)	$12,285	$10,829

NET ASSETS OF DISCONTINUED OPERATIONS
Current Assets
Cash	$67,892	$24,410
Accounts receivable	4,064	64,179
Inventory	-	9,742
Net other assets	18	165
Current Liabilities
Accounts payable	-	(95,484)
Net assets of discontinued operations(b)	$71,974	$3,012

(a) No gain or loss on disposal of discontinued operations was recognized for the nine months ended September 30, 2007 and 2006.
(b) All assets and liabilities of discontinued operations are current.

Summarized cash flow information for the discontinued operations is as follows:

	Nine months ended
	September 30,
	2007	2006
Net cash used by operating activites of
discontinued operations	$(27,493)	$(14,665)

NET CASH USED BY DISCONTINUED
OPERATIONS	$(27,493)	$(14,665)

The discontinued opertations did not provide or use any cash in investing or financing activities for the nine months ended September 30, 2007 and 2006.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION

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

The Company’s structure includes three principal operating segments: (i) Food Product Development, (ii) Security Training and Products and (iii) E-tailer.  The food product development segment owns the exclusive, worldwide license to Z Trim(TM).  The Security training offers cost effective self-defense training courses and products with a uniquely targeted curriculum.  The e-tailer segment is a distributor of pillows, blankets, and other bedding products.  In third quarter of 2007, the Company resolved to discontinue all subsidiaries, other than Fiber-Gel. As a result, the security training and products segment and e-tailer segment are reclassified to discontinued operations and the food product development segment remains as the Company’s reportable segment The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Revenue:
Food Product Development	$113,974	$41,051	$544,264	$76,434
Net Revenue by Reportable Segment	$113,974	$41,051	$544,264	$76,434
All Other Operating Revenue	-	196	49	588
Consolidated Net Revenue	$113,974	$41,247	$544,313	$77,022
Operating Income (Loss):
Food Product Development	$(1,174,853)	$(848,167)	$(2,916,531)	$(2,146,013)
Operating Loss by Reportable Segment	$(1,174,853)	$(848,167)	$(2,916,531)	$(2,146,013)
All Other Operating Loss	(3,003,238)	(8,158,755)	(7,935,548)	(11,840,832)
Consolidated Operating Loss	$(4,178,091)	$(9,006,922)	$(10,852,079)	$(13,986,845)
Net Loss:
Food Product Development	$(1,174,912)	$(848,170)	$(2,916,820)	$(2,150,777)
Net Loss by Reportable Segment	$(1,174,912)	$(848,170)	$(2,916,820)	$(2,150,777)
All Other Net Loss	(2,908,148)	(8,117,532)	(7,571,243)	(11,733,471)
Consolidated Net Loss from
Continuing Operations	$(4,083,060)	$(8,965,702)	$(10,488,063)	$(13,884,248)
Net (Loss) Income from Discontinued
Operations
Personal Safety Training and Products	$(545)	$139	$(1,527)	$3,895
E-tailer	325	(2,938)	13,812	6,934
Net (Loss) Income from
Discontinued Operations	$(220)	$(2,799)	$12,285	$10,829
Consolidated Net Loss	$(4,083,280)	$(8,968,501)	$(10,475,778)	$(13,873,419)

	September 30,
Total Assets:	2007	2006
Food Product Development	$6,695,037	$5,964,060
All other segments	4,864,964	2,788,456
	11,560,001	8,752,516
Discontinued Operations:
Personal Safety Training and Products	10	980
E-tailer	71,964	2,032
	71,974	3,012
Consolidated assets	$11,631,975	$8,755,528