Form 10KSB
period 2007-12-31
Z TRIM HOLDINGS, INC
filed 2008-04-15
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-32134

Z TRIM HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Identification No.)	(I.R.S. Employer)

1011 CAMPUS DRIVE
MUNDELEIN, ILLINOIS 60060	(847) 549-6002
(Address of Principal Executive Offices,	(Registrant's Telephone Number,
including Zip Code)	Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, $.00005 par value	American Stock Exchange

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
None

Check whether the issuer is not required to file reports  pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check  whether  the  issuer:  (1)  filed  all  reports  required  to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,  in  definitive  proxy  or  information  statements  incorporated  by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The issuer's revenues for its most recent fiscal year were: $616,848

The  aggregate  market  value  of  the  voting  stock  of  the  issuer  held  by non-affiliates  of the  issuer  as of  April 9, 2008  was  $ 16,155,780.  This aggregate market value is estimated solely for purposes of this report and are based on the closing price for the issuer's common stock on April 9, 2008, as reported on the American Stock Exchange.  For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the issuer.  The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

The number of shares of the registrant's common stock outstanding as of April 9, 2008 was 75,056,375.

Transitional Small Business Disclosure Format:

Yes [  ]      No  [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Z Trim Holdings, Inc. is an emerging growth company focused on the production, marketing and distribution of functional food ingredients and formulated foods for both domestic and international markets. The Company’s core product, Z Trim®, is a USDA-developed, all-natural, zero calorie functional food ingredient made from healthy dietary fiber. The Company has an extensive intellectual property portfolio, highlighted by an exclusive license from the USDA to make, use and sell Z Trim both domestically and internationally.  Currently, corn and oats are used to make Z Trim, but it can be produced from virtually any other agricultural product.  Current Z Trim products include gel and powder used to replace portions of fat, gums, starches and carbohydrates in foods.   The Company’s core product portfolio of wellness foods and dietary fiber food ingredients includes corn Z Trim, non-GMO oat Z Trim, and functional emulsions and gels.  The Company recently introduced finished products to its sales line, including salad dressings and mayonnaise.  Z Trim is now being used by manufacturers, restaurants, schools, and consumers on 6 continents to replace as much as 80% of the fat and calories in foods without changing taste, texture, appearance or digestive properties in baked goods, dairy products, snacks, deserts, sauces, dressings, processed meats and many other foods.

After years of development, Z Trim is now commercialized. The Company currently manufactures and markets Z Trim products as competitive ingredients that improve the food industry's ability to deliver on its promises of healthier foods. The Company's primary goal is establishing Z Trim as an important ingredient in revolutionizing the food industry.  The Company is developing its market through (i) direct sales to major food manufacturers, as well as small and mid size companies, (ii) direct sales to the consumer, and (iii) direct sales to large food institutions such as those that supply to restaurants, hospitals, schools and cafeterias. We have an aggressive plan to educate both the food industry and consumers about the uses and benefits of Z Trim products, and our R&D team, including strategic industry partners, continues to develop additional products.

Z Trim Holdings, Inc. was incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.  In 2007 we had four operating subsidiaries: FiberGel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc.  The Company dissolved thebraveway.com, Inc., Z-Amaize Technologies, Inc., and On-Line Bedding Corp. in 2007.

Z Trim’s core products compete against fats, fat replacers, modified starches, gums, and similar ingredients.  None of these other products functions identically to our products.  Our business is part of the global $25-30 billion per year (2006) business of food additives.  The global hydrocolloid business is a comparably minor $3.80 billion per year.  Specifically, the U.S. fat replacer and bulk dietary fiber (supplement) markets are estimated to be $ 500 million each.  The global business of hydrocolloids at large is intensely oligopolistic with few major players and the food sector market, although growing at 6.5%, is very competitive.

The Company protects an array of intangible assets that includes patents pending and issued, as well as a wide array of trade secrets and know-how, trademarks and copyrights.  Central to this portfolio is an exclusive license to US Patent No. 5,766,662, including all related international patents, issued to Dr. George Inglett of the USDA.  This license expires upon the expiration of the underlying patent in late 2015.  Through the process of development and commercialization of the technology, the Company has identified and sought patent protection for improvements to the manufacturing process, product applications and is currently developing several commercially promising spin-off technologies.  The Company also maintains a stable of trademarks that has continued to gain value through usage and increased brand recognition.

The Company has spent $14,325 in 2007 and $4,231 in 2006 for research and development expense over the last two years, and is still innovating toward developing value-added products to add to its core line.

Presently, the Company employs 26 full-time employees and no part-time employees.

OPERATING SEGMENTS

In 2007 we operated three reportable segments, food product development, defense product development, and e-tailer.  The defense product development and e-tailer segments were dissolved by year end 2007.

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

DISCONTINUED OPERATIONS

As a result of discontinued operations in 2007, we have broken out our financial reporting to show only those segments (Z Trim and FiberGel) which are a part of continuing operations.  As such, what we report here as 2006 numbers will differ from the consolidated statements reported for year end 2006.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally contained in the section entitled "Description of Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	Our product development efforts;

•	The commercialization of our products;

•	Anticipated operating losses and capital expenditures;

•	Our estimates regarding our needs for additional financing;

•	Our estimates for future revenues and profitability; and

•
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

ITEM 2.  DESCRIPTION OF PROPERTY.

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $26,900 per month, including property taxes, pursuant to a non-cancelable operating lease.  The current lease term is through 2010, and the Company is currently negotiating an extension.  All of our subsidiaries and divisions are operated out of this space.  We also maintain a 5,000 square foot warehouse at 110 Terrace, Mundelein, Illinois at a cost of $2,750 per month.

ITEM 3.  LEGAL PROCEEDINGS.

As the Company previously reported, on November 29, 2007 the settlement agreement concerning the Company's litigation with Farhad Zaghi and related parties (collectively, "Zaghi") was deemed null and void by Zaghi.

The parties have since attended a court-ordered settlement conference, and all parties other than Greg Halpern (the Company's former CEO), who is negotiating a separate settlement on his own behalf, have reached a new settlement agreement. Whereas the old agreement had two components: (1) the Company would have an open-ended obligation to issue common stock to Zaghi until he realized proceeds of approximately $1.7 million from the sale of stock before the litigation would be dismissed, and (2) the issuance of approximately 2.26 million warrants, the new agreement requires only that a fixed number of shares and warrants be issued to Zaghi. Specifically, under the new settlement agreement, the Company has agreed to issue to a Zaghi affiliate and register for resale 3 million shares of the Company's common stock and a warrant to purchase an additional 2.5 million shares of the Company's common stock. The warrant is immediately exercisable, with a three-year term and a variable exercise price equal to the lowest twelve-trading-day average closing price of the Company's common stock during the period between the date of issuance of the warrant and the date of notice of exercise. The warrants were valued at $400,549 and are included in additional paid-in-capital.  Under the new settlement agreement, the parties to the agreement have agreed to dismiss their cases without prejudice, and have exchanged covenants not to sue. The Company's registration obligation with respect to the settlement shares and the shares underlying the warrants is on a best-efforts basis, but because the registration was not effective by March 17, 2008, Zaghi has the right to terminate the agreement.  The Company has already listed the shares with Amex, and filed a registration statement with the S.E.C.  As soon as the S.E.C. approves the registration statement, the shares will become free-trading, and the parties will be obligated to dismiss the case.

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

On July 17, 2006, George Foreman Enterprises, Inc. filed a complaint against Z Trim Holdings, Inc. in the U.S. District Court seeking damages in excess of $70,000,000 for specific performance, breach of contract, promissory estoppel and unjust enrichment.  The basis for all such claims is the underlying LOA, set forth above.  The Company received summary judgment in its favor as to the count seeking promissory estoppel.  Further, on September 18, 2007, the Court issued a number of orders limiting the evidence that GFME may bring in support of its claims. Management believes that GFME’s allegations are frivolous and wholly without merit and will vigorously defend the claim.  The trial date of February 2008 has been stricken, and reset for September 2008.

On March 20, 2007, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product.  On January 28, 2008, the Court granted summary judgment in favor of the defendant, finding non-infringement, and in favor of the Company finding the patent valid and enforceable.  The Company has filed a notice of appeal with respect to the Court’s finding of non-infringement.

On January 18, 2007, the Company was served with a complaint by Daniel Caravette for breach of contract and violation of the Illinois Wage Payment and Collection Act, seeking damages in excess of $1,000,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The case is set for trial in April 2008.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual shareholders’ meeting on December 19, 2007.  At that time, the shareholders voted in a new slate of directors, as described more fully herein below at Item 6.  The vote tabulation for each director was as follows:

Cumulative votes	Votes

FOR DIRECTORS	RECEIVED	AGAINST	ABST.	BROKER NON-VOTES
Steve Cohen	43,685,541	n/a	n/a	0
Triveni Shukla	43,184,327	n/a	n/a	0
Brian Israel	42,992,605	n/a	n/a	0
Michael Donahue	63,143,524	n/a	n/a	0
Mark Hershhorn	63,214,678	n/a	n/a	0
Harvey Rosenfeld	63,212,578	n/a	n/a	0
Randal Hoff	63,213,978	n/a	n/a	0

Due to the use of cumulative voting, it is impossible to determine the number of votes against and the number of votes abstained.

The selection of Blackman Kallick, LLP as independent outside auditors of the Company for the fiscal year ending December 31, 2007 was submitted to the stockholders for ratification in December 2007. There were 56,209,361 votes cast in favor, 146,443 votes cast against and 365,661 abstentions and broker non-votes, which vote was sufficient for approval of Blackman Kallick, LLP as independent accountants of the Company for the fiscal year ending December 31, 2007.

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

2006	HIGH	LOW
1st Quarter	$1.38	$0.78
2nd Quarter	$1.84	$1.03
3rd Quarter	$1.39	$1.03
4th Quarter	$1.34	$0.79

2007	HIGH	LOW
1st Quarter	$1.60	$0.90
2nd Quarter	$1.49	$0.95
3rd Quarter	$1.11	$0.61
4th Quarter	$0.84	$0.35

 As of April 9, 2008, there were 386 record holders of the common stock. This number does not include shareholders whose shares are held in securities position listings.  We have never paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION
(AS OF DECEMBER 31, 2007)

NUMBER OF SHARES REMAINING AVAILABLE WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN 1ST PLAN CATEGORY COLUMN)	NUMBER OF SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS WARRANTS AND RIGHTS
Equity compensation plans approved by security holders (consisting of the 2004 Stock Incentive Plan):
$1.04	3,281,821	23,359,757

Plans not approved by shareholders:  None

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

Z Trim currently sits in a position of tremendous opportunity.  The food industry, not just in the United States, but also globally, has been searching for foods that reduce fat, add fiber, or both.  Z Trim, through an exclusive license to technology patented by the United States Department of Agriculture, has developed products that both reduce fat and add fiber, with the added benefit of maintaining taste and mouth-feel associated with full fat products.  The market for Z Trim's line of products spans the entire food industry, both low-fat and full fat, including meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.  This makes the likelihood of Z Trim achieving success very high.  Positive feedback from consumers, doctors and industry professionals have Z Trim convinced that its timing is right and thus presents enormous opportunity for success.

The Z Trim product line is the result of the extensive research and development efforts spearheaded by Dr. Triveni Shukla.  Pricing strategies for the various product lines are still being developed based on the various added-value attributes that our products provide to each segment of the food industry.  The Company fully intends to seek and maintain protection for all intellectual property deemed by the Company to be both valuable and protectable.

One of the most exciting and significant recent events is our development of a new line of food ingredient products that provide additional functionality and value-added propositions to the food industry.  Under the direction of renowned food scientist Dr. Triveni Shukla, our R & D team has developed a new product stream similar in function to certain gum products.  Remarkably, this derives from an improvement to the Z Trim manufacturing process and is therefore a cost effective means of producing incremental revenue from the same incoming raw materials.  In fact, this innovation will enable our plant to nearly triple production capacity of saleable products while driving down the unit cost of goods sold.

As our current facility is a prototype plant, being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer drying technologies and thereby optimize plant capacity. In order to fully realize the potential of our business model, the Company will eventually need to move to a larger facility, enter into strategic partnerships, or find some other means to produce greater volumes of finished product.

Several major food manufacturers have tested the Company's initial product lines and the response has been overwhelmingly positive.  The product is being used and touted in several school districts nationwide, and is gaining national recognition as a product that can help make foods healthier while still retaining great taste.  We have reason to believe that a number of large companies will launch national product lines incorporating Z Trim products in the near future.

Additionally, the Company has launched its own retail line of salad dressings in four upscale grocery stores in the Chicago, Illinois area.  These retail products have been very well received by buyers, and the Company is considering launching into more grocery chains in various geographic regions.

We have made a series of evolutionary changes to prepare for a steepening sales cycle in the months ahead.  We are in the process of hiring a new sales manager, with years of specific industry experience, to work with our existing management team.  We have created a number of internal committees that meet regularly to ensure that every aspect of our organization is on the same page with respect to production, financing, marketing and accounting issues.  No material expenditures will be made without thoroughly considering all alternatives and reaching consensus on the best one.

RECENT MATERIAL DEVELOPMENTS

Resignation of Former CEO and Chairman

On August 20, 2007, Gregory J. Halpern resigned his positions of Chief Executive Officer and Director of the Company, effective immediately.  The Board of Directors forfeited Mr. Halpern’s stock options under the Company’s 2004 Equity Incentive Plan.  Mr. Halpern held options to purchase 2,848,182 shares as of August 19, 2007.

Management has taken steps to strengthen the Company with the implementation of several new policies, the addition of a number of employees in key areas, and several new board members with industry ties and experience.  The Board has also appointed Steve Cohen to run the Company going forward.  Implementing new policies and strengthening the Board and the staff are important for the Company’s growth; and by adding additional personnel to the sales, marketing, financial, and production areas of the Company, the Company has taken strong steps designed to improve its short-term and long-term future.

On November 9, 2007, the Board of Directors accepted David Lansky’s resignation from the Board.  The Board appointed Michael Donahue to fill the vacancy created by Mr. Lansky’s departure, effective November 14, 2007.  In connection with his service on the Board, Mr. Donahue received an option under the Company's 2004 Stock Equity Plan to purchase 100,000 shares of the Company's common stock with an exercise price equal to the market price of the Company's common stock as of the date of Mr. Donahue’s acceptance of his appointment.

Annual Shareholder’s Meeting, Board of Directors and Bylaws Changes.

In December 2007, the Company held its Annual Shareholders’ meeting.  The shareholders voted for a slate of seven directors:  Steven Cohen, Triveni Shukla, Michael Donahue, Mark Hershhorn, Brian Israel, Randal Hoff and Harvey Rosenfeld. The following directors were not re-elected: Steven Salgan, Alan Orlowsky, Stanford Levin, and Dana Dabney.

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

Internal Investigation. Pursuant to the compliance plan, we conducted an internal investigation relating to the primary issues of concern identified by Amex, principally including equity accounting and the related control environment.  We engaged the independent accounting firm of Blackman Kallick, LLP (“Blackman”) to perform certain procedures to assist us with our internal investigation.  The objective of Blackman’s engagement was to help us assess the financial reporting figures, processes, and internal controls related to our equity transactions for the period January 1, 2002 through June 30, 2007, and to make specific recommendations to strengthen the reporting and control environment. Blackman completed its investigation in early November 2007.

Some of the specific remedial actions our new management team has completed include the following:

•	We have implemented equity control policies and will seek to strengthen those policies.

•	Shareholders have elected new independent directors to our board.

•	Shareholders have elected new independent auditors (see Item 4 of this report).

•
We have invested in the implementation of additional and enhanced information technology systems commensurate with the needs of our business and our financial reporting requirements and have engaged an independent firm to advise us in this regard.

•	We have initiated a number of changes to our human resources policies and have engaged an independent firm to audit our human resources functions.

•	We have engaged a separate accounting firm to help us prepare for compliance with our upcoming Sarbanes-Oxley Section 404 compliance requirements.

•
We have applied (or reapply, as the case may be) with Amex to list the shares of common stock (and stock underlying warrants) issued by us without current Amex approval.  Amex has since approved the listing of such shares.

We believe the measures described above have remediated the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and to diligently review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Conclusion.  On February 26, 2008, the Company received a letter from Amex in which Amex stated that the Company has resolved the continued listing deficiencies referenced in the Amex letter dated August 17, 2007.  As is the case for all listed issuers, Z Trim Holdings' continued listing eligibility will be assessed on an ongoing basis. However, the threat of de-listing resulting from the notification of non-compliance on August 17, 2007 no longer exists.

Restatements

On October 31, 2007, the Company determined that its financial statements for the quarters ended March 31, 2007 and June 30, 2007 should no longer be relied upon because of accounting errors in those financial statements relating to a specific equity transaction.

The March 31, 2007 consolidated financial statements have been restated to account for the shares released from restrictions on March 9, 2007. The Company recognized an expense of $2,182,175 related to the transaction. As a result of this correction, net loss for the three months ended March 31, 2007 has increased to $3,906,811 from $1,724,636, and net loss per share increased to $0.06 from $0.03. The June 30, 2007 consolidated financial statements have been restated to account for the shares released from restrictions on March 9, 2007. The Company recognized an expense of $2,182,175 related to the transaction. As a result of this correction, net loss for the six months ended June 30, 2007 has increased to $6,392,498 from $4,210,323, and net loss per share increased to $0.09 from $0.06.  There was no change for the three months ended June 30, 2007.

Sales and Operational Developments

On March 6, 2008 the Company announced that its specialty corn fiber gel ingredient Z Trim® is being used to enhance several innovative culinary-based prepared food items formulated, manufactured and marketed by Grayslake, Illinois-based Amazing Food Creations (AFC), manufacturers of the Chef Papillote Entrees(TM) line of unique, proprietary gourmet meal/packages.  Z Trim is included in many of the Chef Papillote Entrees in addition to many of the frozen and refrigerated consumer packaged food products formulated by AFC for some of the world's best known brands. AFC also uses Z Trim to add texture and enhanced stability to sauces used in the meals they provide to international flights on several major airlines, as well as in some refrigerated entrees for top fundraising programs in schools.

On October 5, 2007, the Company announced that it has received an order from the food service operation of the Flagler County Public Schools in Florida. The transaction activates Z Trim's vendor partnership with the P.O.W.E.R. Buying Group (Purchasing Organization with Educational Results), a Florida buying consortium that consists of 38 county school districts, totaling over 900 schools and serving over 800,000 meals per school day.  In addition, Z Trim continues to assist both students and district food service administration for Flagler County Public Schools in planning the school system's food service menu to meet USDA nutritional requirements. In the United States, schools are currently serving over 125,000 meals a day containing Z Trim to replace fat and calories in dressings, mayonnaise, wet salads and baked goods. Based upon the success Z Trim is having with student meal programs, we expect these numbers to continue to increase.

In October 2007, the Company’s management decided to no longer manufacture and sell the Company’s appetite control capsule product.  The Company is in discussions with companies in the nutraceutical industry to expand Z Trim’s reach into the dietary supplement market.

On September 17, 2007, the Company announced recent sales of Z Trim products to Ball State University and Ohio University, signaling the launch of Z Trim Holdings, Inc. into the college and university food service sub-sector.  The purchase of Z Trim's Mayo Spread by the food service operations at Ball State University in Muncie, Indiana, as well sales of the Z Trim gel natural specialty fiber food ingredient direct from Z Trim to Ohio University in Athens, Ohio, indicate a food service expansion for Z Trim Holdings beyond the national news stories that broke earlier this year when K-12 school cafeterias began using Z Trim as a solution that could satisfy both the taste and lower fat profiles sought by dietitians and food service directors in the USDA's school meals program.

On August 30, 2007, the Company announced that it had received from Kraki, market leader for value-adding ingredients and solutions to the South American food industry, two purchase orders for a total of over 12 tons of Z Trim functional food ingredient, dwarfing the previously largest order in Company history of approximately 5 tons. Over the last year, Kraki has ordered a cumulative total of over 17 tons of Z Trim.

RESULTS OF OPERATIONS

YEAR ENDING DECEMBER 31, 2007 COMPARED TO THE YEAR ENDING DECEMBER 31, 2006

Revenues

Revenues, excluding those from the discontinued on-line bedding segment, increased 493% for the year ended December 31, 2007 from $104,004 for the year ended December 31, 2006 to $616,848, as a result of an increase in product revenues.  The increase in product revenue was primarily due to the increase in Z Trim products sales.  The following table provides a breakdown of the revenues for the periods indicated:

	Year ended December 31,
	2007	2006
Products	$616,799	$103,269
Services	49	735
Total Revenues	$616,848	$104,004

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance,  occupancy  expenses,   professional  fees,  and  general operating expenses.   Total operating expenses decreased by $3,259,783 or 21.9% to $11,633,459 for the year ended December 31, 2007 from $14,893,242 for the year ended December 31, 2006. The decrease in operating expenses was primarily due to a decrease in stock option expense of $5,931,449 that was partially offset by an increase in selling, general and administrative expense of $3,009,171.

The stock option expense for the year ended December 31, 2006 was $9,419,028.
The stock option expense for the year ended December 31, 2007 was $3,487,579.

Other income (expense)

Total other expense for the year ended December 31, 2007 was $847,190 compared to other income of $126,314 for the year ended December 31, 2006.  The decrease from other income to other expense was primarily due to a settlement loss of $1,360,981 that was partially offset by a recovery of a loan loss of $300,000.

Net loss

The Company incurred a net loss of $14,625,317 for the year ended December 31, 2007 or $0.21 per share, a 10.9% decrease from the net loss of $16,430,884 for year ended December 31, 2006.  This was due to a combination of a decrease in stock option expense offset by an increase in the introduction and promotion of Z Trim products, and for a settlement loss.

LIQUIDITY AND CAPITAL RESOURCES YEAR ENDING DECEMBER 31, 2007 COMPARED TO THE YEAR ENDING DECEMBER 31, 2006

At December 31, 2007, we had cash and cash equivalents of $2,436,581, compared to $675,043 at December 31, 2006.  The Company raised approximately $9,010,000 in additional equity capital through equity transactions during the year ended December 31, 2007.

Net cash used by operating activities increased by 34% to $6,564,026 for the year ended December 31, 2007 as compared to $4,882,891 for the year ended December 31, 2006.  The increase resulted primarily from our net loss of $14,625,317, adjusted for non-cash items including:  depreciation and amortization of $663,956, stock option expense of $3,487,579, non-cash services of $2,188,940, loss on asset disposals of $107,905, stock and warrant settlements of $1,357,373, recovery of loan loss of $300,000. Remaining net cash used by operating activities resulted from net increase in assets and liabilities of approximately $406,000.

Net cash used by investing activities was $717,210 for the year ended December 31, 2007, as compared to $378,294 for the year ending December 31, 2006. The increase was due to additions of property and equipment for our manufacturing plant in the current year.

Net cash provided by financing activities was $8,996,217 for the year ended December 31, 2007, as compared to $5,953,837 for the year ended December 31, 2006.  Net cash provided by financing activities for the year ended December 31, 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised.  Net cash provided by financing activities for the year ended December 31, 2006 was primarily from the proceeds received from notes receivable, sale of stock, options and warrants exercised.

RESULTS OF OPERATIONS

YEAR ENDING DECEMBER 31, 2006 COMPARED TO YEAR ENDING DECEMBER 31, 2005

Revenues

Revenues increased 17% for the year ended December 31, 2006 from $514,608 for the year ended December 31, 2005 to $601,544, as a result in both product and service revenues.  These include revenues from discontinued operations.  The increase in product revenue was primarily due to increase in Z Trim products sales as well as increased demand by e-tailer customers, as a result of a recovery by the airline industry.  The increase in service revenue was primarily due to increase in demand for security training service.  The following table provides a breakdown of the revenues for our divisions for the periods indicated:
	Year Ended December 31,
	2006	2005
Products	$594,383	$510,947
Services	7,161	3,661
Total Revenues	$601,544	$514,608

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
As of March 31, 2008, our cash balance was approximately $1,000,376.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 18 to 30 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

RISK FACTORS

The following risks are material risks that we face.  If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

BUSINESS RISKS

WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS.

We reported a net loss of $16,430,884 for the twelve months ending December 31, 2006 and a net loss of $14,625,317 for the twelve months ending December 31, 2007. At December 31, 2006 and December 31, 2007, respectively, we reported accumulated deficits of $49,484,299 and $64,109,616. If we continue to incur significant losses, our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT.

We have not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z Trim, our functional food ingredient. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of health care to drive demand for Z Trim in the marketplace. We cannot assure you that we will be able to gain the market acceptance necessary to achieve profitability.

WE MAKE NO PROJECTIONS REGARDING THE VIABILITY OF OUR FUNCTIONAL FOOD INGREDIENT AND WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE THE RESULTS DESCRIBED.

We make no projection with respect to our future income, assets or business. No expert has reviewed our business plan for accuracy or reasonableness. It is likely that our actual business and results of operations will differ from those presented herein.

WE WILL NEED ADDITIONAL FUNDING AND SUCH FUNDING MAY NOT BE AVAILABLE. IF SUCH FUNDING IS AVAILABLE, IT MAY NOT BE OFFERED ON SATISFACTORY TERMS.

We will require additional financing to fund ongoing operations, as our current sales and revenue growth are insufficient to meet our operating costs. The Company estimates that it will take from 18 to 30 months to achieve profitability.  Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our business, results of operations and financial condition. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

OUR MANUFACTURING FACILITY IS CURRENTLY OPERATING AT A LOSS.

We are presently operating at a negative gross margin in that the cost of production exceeds the sales price of the product.  The changes that are being made to the manufacturing process to allow us to produce at a positive gross margin have yet to be completed and may not be successful.  The current manufacturing facility is merely a pilot plant.  In order to fully implement our business plans we will need to move the operations to a larger facility, develop strategic partnerships or find other means to produce greater volumes of finished product.

THE AVAILABILITY AND COST OF AGRICULTURAL PRODUCTS THAT WE USE IN OUR BUSINESS ARE SUBJECT TO WEATHER AND OTHER FACTORS BEYOND OUR CONTROL.

All of our current products depend on our proprietary technology using agricultural products, mainly corn and oat. Historically, the costs of corn and oat are subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general and over which we have no control, including crop conditions, weather, government programs and purchases by foreign governments.

WE FACE COMPETITION.

Competition is intense in our targeted industries, including nutraceuticals, functional food ingredients, oils, gums and a large number of businesses engaged in the various fat replacement industries. Many of our competitors have established reputations for successfully developing and marketing their products, including products that are widely recognized as providing similar calorie reduction. In addition, many of our competitors have greater financial, managerial, and technical resources than us. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

WE MAY EXPAND OUR OPERATIONS BY MAKING ACQUISITIONS WHICH COULD SUBJECT US TO A NUMBER OF OPERATIONAL RISKS.

In order to grow our business, we may expand our operations by acquiring other businesses in the future. We cannot predict whether or when any acquisitions will occur. Acquisitions commonly involve certain risks, and we cannot assure you that any acquired business will be successfully integrated into our operations or will perform as we expect. Any future acquisitions could involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities, and diversion of management's attention from other business concerns. We may also enter into joint venture transactions. Joint ventures have the added risk that the other joint venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives.

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

THE LOSS OF SERVICE OF KEY MANAGEMENT COULD HAVE A NEGATIVE IMPACT ON OUR PERFORMANCE.

Our success depends to a significant degree upon the performance of our Executive Vice-President of Technology and Marketing, Dr. Triveni Shukla.  The loss of service of Dr. Shukla could have a material adverse effect on our operating performance and viability as a going concern.

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

MARKET RISKS THE COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES.

The term "penny stock" generally refers to low-priced, speculative securities of very small companies. Before a broker-dealer can sell a penny stock, SEC rules require the broker-dealer to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The broker-dealer must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the broker-dealer and its broker will receive for the trade. Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the customer's account. These requirements make penny stocks more difficult to trade. Because the Common Stock is subject to the penny stock rules, the market liquidity of the Common Stock may be adversely affected.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or shareholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our shareholders that are non-affiliates that have satisfied a one-year holding period. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of the Common Stock.

THE ISSUANCE OF ADDITIONAL COMMON STOCK COULD RESULT IN SUBSTANTIAL DILUTION.

We will need additional equity funding to provide the capital to achieve our objectives. Such equity issuance would cause a substantially larger number of shares to be outstanding, thereby diluting the ownership interest of our existing shareholders. In addition, public sales of substantial amounts of the Common Stock after this registration statement could reduce the market price for the Common Stock. If we raise capital in the future by issuing additional equity securities, investors may experience a decline in the value of their securities.

THE TRADING PRICE OF THE COMMON STOCK IS VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT OUR SECURITIES TO DECLINE.

The market price of shares of our Common Stock has been volatile. The price of the Common Stock may continue to fluctuate in response to a number of factors, such as:

-	developments and resolution of current litigation that we are a party to;

-	our cash resources and our ability to obtain additional funding;

-	announcements by us or a competitor of business development or exhibition projects;

-	our entering into or terminating strategic business relationships;

-	changes in government regulations;

-	changes in our revenue or expense levels; and

-	negative reports on us by security analysts;

The occurrence of any of these events may cause the price of the Common Stock to fall. In addition, the stock market in general has experienced volatility that often has been unrelated to the operating performance or financial condition of individual companies. Any broad market or industry fluctuations may adversely affect the trading price of our Common Stock, regardless of operating performance or prospects.

WE DO NOT PLAN TO PAY DIVIDENDS TO HOLDERS OF COMMON STOCK.

We do not anticipate paying cash dividends to the holders of the Common Stock at any time. Accordingly, investors must rely upon subsequent sales after price appreciation as the sole method to realize a gain on investment. There are no assurances that the price of Common Stock will ever appreciate in value. Investors seeking cash dividends should not buy our securities.

ITEM 7.  FINANCIAL STATEMENTS

See consolidated financial statements starting on page F-1 and the related footnotes thereto.

ITEM 8.  CHANGES IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

On December 19, 2007, the shareholders approved the change of accountants from Spector & Wong to Blackman Kallick, LLP.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains internal controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff, meets on a quarterly basis and has overview responsibility for this process.  The Committee reviews a checklist of items during its meetings to document the review of any unusual items or issues raised.  The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.   During the third and fourth quarters of 2007, we began the implementation of remedial measures as described in our Current Report on Form 8-K filed on November 16, 2007.  These efforts are now complete.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

ITEM 8B.  Other Information.  None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE ACT.

AGE	NAME	POSITION
52	Steve J. Cohen	Director and President

55	Michael J. Theriault	Chief Operating Officer

37	Brian Chaiken	Chief Financial Officer
from January 14, 2008

50	Michael Donahue	Director from December
14, 2007

58	Mark Hershhorn	Director from December
19, 2007

55	Randal Hoff	Director from December
19, 2007

50	Brian Israel	Director from May 1, 2007

60	Harvey Rosenfeld	Director from December
19, 2007

65	Triveni P. Shukla	Director from December
19, 2007 and Executive
Vice President –
Marketing & Technology

Steven Cohen, the Company's President has been employed by Z Trim since 2002 when he was hired as its director of investor relations.  He was promoted to Vice President of Corporate Development in 2003 and to President in 2006 when he also began serving on the Board of Directors.  In August of 2007 Mr. Cohen assumed the role of chief executive officer.  Prior to joining Z Trim, Mr. Cohen had 25 years' experience at the Chicago Mercantile Exchange where he worked in various brokerage house positions as well as a trader. Mr. Cohen attended college at the University of Illinois and Oakton Community College.  Mr. Cohen, was a member of the U.S. Olympic team at the 1988 Olympics in Seoul and was a coach for the U.S. Olympic Team at the 2000 Olympics in Sydney Australia.

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

Triveni P. Shukla, Ph.D. is the Executive Vice President, Marketing & Technology for Z Trim Holdings, Inc. Prior to joining Z Trim, Dr. Shukla was the President of F.R.I. Enterprises LLC from 1985 through 2003.  Dr. Shukla served as Corporate Manager, R&D, Technical Service, and Engineering for the Krause Milling Company, which became part of ADM in 1985, from 1973 through 1984.  Dr. Shukla served as Associate Director, Research and Planning, for Phelco-Land O’Lake from 1969 through 1973. He was Quality Control Incharge for the National Dairy Research Institute, India and was the youngest gazetted  Officer approved by Union Public Service Commission, India.  Dr. Shukla was a third party expert for International Finance Corporation/Word Bank from  1991 through 2001. Dr. Shukla has provided advisory services to the following companies around the globe: US Feed Grains Council, Indian Council of Agricultural Research, Winrock International, Labbat Anderson Group,  Anheuser-Busch,  A.E. Staley, American Maize Co., Bimbo (Mexico), Cedarburg Dairy/Kemp, Cargill, ConAgra, Experience Inc., Frigo Cheese Co./Unigated Ltd., Grupo Minsa s.a. de c.v. (Mexico), Heinz Co./Ore-Ida Foods, Heinz Co./Foodways Natl., Hershey Foods Corporation, Illinois Cereal Mills, Kraft-General Foods,  Mexican Accent Inc., Monsanto Company, Nabisco Brands, National Honey Board, Oscar Meyer Foods/Philip Morris, Procter & Gamble, Quaker Oats, Sigma Alimentos/Grupo Alpha (Mexico), Group Minsa of Mexico and Matrix Group of Malaysia.  Dr. Shukla’s advisory services have been of the nature of privatization, business planning, innovation and R&D, plant start-up, and management of intangible assets.  Dr. Shukla has designed turnkey facilities in Colombia, India, Malaysia, and Taiwan.  Some of Dr. Shukla’s accomplishments include

·	Congressional Liaison, Institute of Food Technology’s research Committee
·	Chairman, Technical Board, American Corn Miller’s Federation, Washington, D.C.(1977-1984)

·	Industry Member USDA’s NC-51 (1980-84)
·	Panelist at Harvard’s Agriculture and Biotechnology Program

·	Member, Advisory Panel, American Association of Cereal Chemists(1999-Present)
·	Cornerstone Member, Council of Agricultural Science and Technology

·	Member, Board of Directors, Matrix Specialties, K.L., Malaysia
·	Business Planning Advisor to Universal Food’s, Milwaukee, WI and Pinahs Co., Waukesha, WI

Dr. Shukla received his B.Sc. (Agricultural Engineering) from the University of Gorakhpur, India, First in the University, and his M.Sc. (Food/ Engineering) from Agra University, India, First in the Faculty of Agriculture, and his Ph.D. (Food/Dairy Technology) from University of Illinois, Urbana-Champaign.

Mark Hershhorn has a background in the marketing and operations of nutrition systems, food industry marketing and transactional television.  Mark currently serves as President and co-owner of CKS & Associates Management LLC; President and CEO of CKS & Associates; CEO of Midwest Real Estate Investment LLC; General Partner of New Horizons West LLP, and CEO of New Horizons Real Estate Holdings LLC.  During much of the 1990’s, Mark served as  President, CEO and director of National Media Corporation (NYSE-NMC) and as Chairman of the company’s international subsidiary, Quantum International Ltd.  Prior to that, Mark served as Senior Vice President of food operations and joint ventures for Nutri/System, Inc.  During the 1980’s, Mark was Chief Financial Officer, Treasurer, Vice President and director of the Franklin Mint.  Mark has also held positions with companies such as Price-Waterhouse, Pfizer Diagnostics, and Wallace and Wampole Laboratories.  Mark received his BS Degree in Economics from Rutgers University and an MBA from the Wharton School of Finance, University of Pennsylvania.

Randal Hoff is a senior executive with over thirty years of diverse general management, sales, financial, and administrative experience with the industrial group of a $2.5 billion multinational food company.  Mr. Hoff has been Vice-President and General Manager of McCormick and Co, Inc.’s McCormick Flavor Division since 2000, where he managed the Ingredient, Seasoning and Flavor sub-divisions for their industrial business in the United States.  He was additionally responsible for McCormick Canada and McCormick Pesa, the industrial divisions of McCormick in Canada and Mexico, with total sales of approximately $400 million with over 1100 employees and 6 manufacturing plants.  From 1998 to 2000, Mr. Hoff was the Vice President – Sales and Marketing for McCormick Flavor Division, managing a direct sales force of over 20 Account Managers, 3 Regional Directors and sales organization to cover all major multi-national consumer product food companies in the United States.  From 1997 to 1998, Mr. Hoff served as Vice President Business Development – Flavors for McCormick Flavor Division, creating a strong organizational and sales/marketing emphasis on the development and sale of Flavors by McCormick, where he achieved market credibility and double digit sales growth.  Mr. Hoff served as President of McCormick & Wild, Inc. from 1994 through 1997, a $13 million joint venture specializing in the development, sale and manufacture of natural fruit flavors in North America.  From 1982 through 1994, Mr. Hoff held various management positions in McCormick Flavor Group and McCormick & Wild, Inc. including Director of Finance and Administration, Account Manager, Director – MIS, Director – Quality Management, and Controller & CFO.  Mr. Hoff has a B.A. in Accounting and Economics from Augustana College, an MBA in Finance and MIS from Northwestern University,  J.L. Kellogg Graduate School of Management, and is a Certified Public Accountant.

Brian S. Israel was appointed in 2007 to fill a vacancy in the Company’s Board of Directors.  He currently provides strategic planning, training and project management services to businesses and non-profit entities as an independent consultant. He also serves as President of North Shore Custom Homes, Ltd.  Mr. Israel has spent more than 20 years in the real estate finance industry, during which he managed teams responsible for production, operations, risk management, product and policy development, technology and project management functions for a major national lender and a large regional commercial bank.

Harvey Rosenfeld has been the Chairman and CEO of U.S.A. Group, Inc. since July of 1987.  He founded the third party administration company to provide plan services to wholesale and retail sectors of the employee benefits marketplace.  Mr. Rosenfeld served as Vice President and Group Manager of Continental Illinois Bank from 1979 to 1987.  At Continental, he was the Senior Manager with bottom line responsibility for one internationally-based and six domestic Trust businesses as well as the bank’s Safekeeping Division.  From 1975 to 1979, Harvey served as Vice President and Manager of Southeast Banks, and from 1967 to 1975 he served as Vice President of Maryland National Bank.  Mr. Rosenfeld established a global network covering financial institutions in twenty-three countries to facilitate trading of international securities and currencies, he has taught graduate level courses offered by the Wharton School of Business to industry executives, as well as the CEBS program to benefits professionals, and he is a frequent speaker at industry seminars and conventions and has authored articles on benefits issues for various publications.

The term of office of each director expires at each annual meeting of stockholders and upon the election and qualification of his successor. There are no arrangements with any director or officer regarding their election or appointment.  There are no family relationships between any of our directors or executive officers.

AUDIT COMMITTEE

The Board of Directors has an Audit Committee composed of two directors, Randal Hoff and Harvey Rosenfeld, each whom is considered an “independent director" under the rules of the American Stock Exchange and the Securities and Exchange Commission.  The Board of Directors has determined that Randal Hoff qualifies as an "audit committee financial expert" under SEC rules. The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems,  alternative  accounting  principles that could be applied and the quality and effectiveness of the independent public accountants.

COMPENSATION OF DIRECTORS

Our outside directors currently receive $1,500 per meeting as cash compensation.  This practice began as of December 19, 2007.  Prior to that, no directors received any cash compensation for serving on our board, but were eligible to receive options and/or restricted shares of our common stock pursuant to our 2004 Stock Equity Plan. In 2007, Mr. Michael Donahue received 100,000 options, and Mr. Brian Israel received 200,000 options.  The current board has also approved a grant of 200,000 shares of common stock per external director, as well as the ability to participate in a pool of an additional 500,000 shares of common stock based on the amount of time spent per director on Company affairs outside of monthly board meetings.  The cumulative minimum number of annual External Director work hours required prior to any distribution of the pool is 1,000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated thereunder, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the company. Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2007 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2007, complied with all Section 16(a) filing requirements applicable to such individuals with the exception of the following late filings: (a) Mr. Michael Theriault was late filing 1 Form 4 with respect to 7 transactions; (b) Mr. Alan Orlowsky was late filing 3 Form 4s with respect to 10 transactions; (c) Mr. Stanford Levin was late filing 1 Form 4 with respect to 5 transactions; (d) Mr. Dana Dabney was late filing 1 Form 4 with respect to 9 transactions; (e) Mr. Steve Salgan was late filing 1 Form 4 with respect to 4 transactions; (f) Mr. Steve Cohen was late filing 2 Form 4s with respect to 8 transactions; and (g) Messrs. Michael Donahue, Mark Hershhorn, Randal Hoff, Harvey Rosenfeld and Treveni Shukla were each late filing a Form 3.

CODE OF ETHICS

We have adopted a code of ethics, known as our Code of Ethics and Business Conduct that applies to all employees.  This code of ethics can be found on our website at www.ztrim.com.  Stockholders may also obtain a copy of the Code of Ethics and Business Conduct by submitting a request for such copy to Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation  earned in the fiscal years ended December 31, 2007 and 2006 by our chief  executive  officer and the two most highly paid  executive  officers  whose total  salary and bonus awards  exceeded  $100,000 for the fiscal years ended  December 31, 2007 and 2006. In this document, we refer to these individuals as our "named executive officers."

SUMMARY COMPENSATION TABLE
LONG-TERM COMPENSATION
ANNUAL COMPENSATION

					AWARDS
					SHARES
					UNDERLYING
					RESTRICTED
					OPTIONS
NAME AND PRINCIPAL				OTHER	STOCK
POSITION	YEAR	SALARY	BONUS	COMPENSATION	AWARDS
Gregory J. Halpern	2007	$119,099	$--	$--	--
Former Chairman and	2006	$142,538	$--	$--	1,225,000
Chief Executive Officer

Steve J. Cohen	2007	$131,175	$--	$--	--
Director and President

Alan G. Orlowsky	2007	$106,608	$--	$--	750,000
Former Director and
Chief Financial Officer

Triveni P. Shukla	2007	$119,400	$--	$--	--
Director and Executive
Vice President - Marketing & Technology

OPTION GRANTS

The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2007. The percentage of total options granted to employees set forth below is based on an aggregate of 2,532,000 shares subject to options granted in 2007.  All options are fully vested and exercisable.

OPTION GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED	PERCENT OF TOTAL OPTIONS GRANTED EMPLOYEES IN 2007	TO EXERCISE OR BASE PRICE ($/SHARE)	EXPIRATION DATE
Gregory J. Halpern (via grants to his children)	30,000	1.2%	$1.18	Rescinded by Board action
Steve J. Cohen	0	-	-	-
Alan G. Orlowsky	750,000	29.6%	$1.36	5/1/10
Triveni P. Shukla	0	-	-	-

OPTIONS EXERCISED DURING 2007 AND OPTIONS VALUES AT DECEMBER 31, 2007

The following table contains information regarding options exercised during 2007 and unexercised options held at December 31, 2007, by the named executive officers. All of the unexercised options are exercisable.

EXERCISED AND UNEXERCISED
OPTIONS FOR 2007

NAME	AQUIRED ON EXERCISED	SHARES REALIZED	IN-THE-MONEY OPTIONS AT DECEMBER 31, 2007 EXERCISABLE/ UNEXERCISABLE	OUT-OF-MONEY OPTIONS DECEMBER 31, 2007 EXERCISABLE/ UNEXERCISABLE
Gregory J. Halpern	0	$--	0	-
Steve J. Cohen	0	$--	0	1,299,309
Alan G. Orlowsky	0	$--	0	1,470,000
Triveni P. Shukla	0	$--	0	840,000

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The  following  table  sets  forth  information  regarding  the  beneficial ownership  of  our  common  stock  as  of  April 9,  2008,  by  the  following individuals, entities or groups:

o    each  person or entity  who we know  beneficially  owns more than five percent of our outstanding common stock;

o    each of the named executive officers;

o    each director and nominee; and

o    all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the  percentage  ownership  of that  person,  shares of common  stock subject  to  options  and  warrants  held  by that  person  that  are  currently exercisable or convertible or will become  exercisable or convertible  within 60 days  after  April 9,  2008 are  deemed  outstanding,  while the shares are not deemed  outstanding for purposes of computing  percentage  ownership of any other person.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage  ownership  in  the  following  table  is  based  on 75,056,375  shares of common  stock  outstanding  as of April 9,  2008.  Except as provided below, the address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED

BENEFICIAL OWNERS

Nurieel Akhamzadeh(1) 4020 Moorpark Avenue, #117 San Jose, CA 95117	7,500,000	9.67%

FORMER DIRECTORS AND NAMED EXECUTIVE OFFICERS:

Gregory J. Halpern(2)	12,105,800	16.30%
Alan G. Orlowsky(3)	1,470,000	1.95%

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Steve J. Cohen(4)	1,299,400	1.73%
Brian Chaiken(5)	500,000	0.66%
Michael J. Theriault(6)	1,934,000	2.58%
Michael Donahue(7)	100,000	0.13%
Mark Hershhorn(8)	187,500	0.25%
Randal Hoff(9)	0	0.00%
Brian Israel(10)	200,000	0.27%
Harvey Rosenfeld	483,870	0.64%
Triveni P. Shukla(11)	840,000	1.11%
Total of all Directors and Executive Officers(12)	5,544,770	7.39%
-----------------------
(1) Based on the Schedule 13D filed by Nurieel Akhamzadeh with the SEC on April 3, 2008, with respect to 5,000,000 shares of common stock.  Includes 2,500,000 warrants exercisable within 60 days of April 9, 2008.

(2) Gregory J. Halpern, as of August 20, 2007, was no longer an officer or director.  Based on the Schedule 13D/A filed by Gregory J. Halpern with the SEC on April 9, 2008.

(3) Alan Orlowsky, as of January 14, 2008, was no longer an officer or director.  His shares include 1,470,000 options exercisable within 60 days of April 9, 2008.

(4) Includes 1,299,309 options exercisable within 60 days of April 9, 2008.

(5) Includes 500,000 options exercisable within 60 days of April 9, 2008.

(6) Includes 1,755,000 options exercisable within 60 days of April 9, 2008.

(7) Includes 100,000 options exercisable within 60 days of April 9, 2008.

(8) Includes 37,500 warrants exercisable within 60 days of April 9, 2008.

(9) Intentionally left blank.

(10) Includes 200,000 options exercisable within 60 days of April 9, 2008.

(11) Includes 840,000 options exercisable within 60 days of April 9, 2008.

(12) Excludes the shares of Greg Halpern and Alan Orlowsky.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The Company's independent directors are: Mark Hershhorn, Brian Israel, Michael Donahue, Randal Hoff, and Harvey Rosenfeld. In compliance with the American Stock Exchange's rules for director independence, more than 50% of the Company's directors are independent.

ITEM 13.  EXHIBITS

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Spector & Wong, LLP for professional services rendered for the fiscal year ended December 31, 2007 and December 31, 2006, respectively:

FEE CATEGORY	2007	2006

Audit Fees(1)	$56,889	$85,448
Audit-Related Fees(2)	--	--
Tax Fees(3)	--	--
All Other Fees(4)	--	--
Total Fees	$56,889	$85,448

The following is a summary of the fees billed to us by Blackman Kallick, LLP for professional  services  rendered for the fiscal year ended December 31, 2007 and December 31, 2006, respectively:

FEE CATEGORY	2007	2006

Audit Fees(1)	$107,780	--
Audit-Related Fees(2)	--	--
Tax Fees(3)	--	--
All Other Fees(4)	$295.115	--
Total Fees	$402,895	--
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

(4) All Other Fees consist of fees billed for all other services.  These fees consist of fees for services stemming from the internal investigation of internal controls and equity transactions referenced hereinabove, as well as for a forensic accounting relating to prior management.  The engagements from which these fees stem were initiated in late August or early September 2007 and were substantially completed in early November 2007.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 2, 2008.

Z TRIM HOLDINGS, INC

By:	/s/ Steven J. Cohen
Steven J. Cohen
Director, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 2, 2008.

/s/ Steven J. Cohen

Steven J. Cohen
Director and Chief Executive Officer
(principal executive officer)

/S/ Brian Chaiken

Brian Chaiken
Chief Financial Officer
(principal financial
or accounting officer)

/S/ Mark Hershhorn

 Mark Hershhorn
Director

/S/ Brian Israel

Brian Israel
Director

/S/ Michael Donahue

Michael Donahue
Director

/S/ Triveni P. Shukla

Triveni P. Shukla
Director

/S/ Randal Hoff

Randal Hoff
Director

/S/ Harvey Rosenfeld

Harvey Rosenfeld
Director

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

3(i)
Articles of Incorporation of Z Trim Holdings, Inc. (filed as Exhibit 2.1 to the Company's Form 10-SB filed on August 21, 2000, and as Exhibit 3.3 to the Company's Form 10-QSB filed on August 16, 2004, and incorporated herein by reference).

3(ii)
Bylaws of Z Trim Holdings, Inc., as amended (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB, Exhibit 3(ii) to the Company’s Form 8-K filed on November 2, 2007, and as Exhibit 3(ii) to the Company’s Form 8-K filed on November 16, 2007, and incorporated herein by reference).

4.1	Specimen Certificate for common stock (filed as Exhibit 3.1 to the Company's Form 10-SB filed on August 21, 2000, and incorporated herein by reference).

4.2	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.4	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.5	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.7	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.2*	Brian Chaiken Employment Agreement, dated October 17, 2007

10.3	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.4
Z Trim Holdings, Inc. 2004 Equity Incentive Plan (filed as Appendix C to the Z Trim's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date and incorporated herein by reference).

10.5
Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc. dated May 20, 1999 (filed as Exhibit 6.7 the Company’s Registration Statement on Form 10-SB and incorporated herein by reference).

10.6
Industrial Lease Agreement between CLO Enterprises and Z Trim Holdings, Inc. dated June 18, 1999 (filed as Exhibit 6.8 to Z Trim's Registration Statement on Form 10-SB and incorporated herein by reference).

10.7
Assignment of License Agreement between UTEK Corporation, Z Trim Holdings, Inc. and Brookhaven Science Associates dated March 26 2003 (filed as Exhibit 10.14 to Z Trim's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

10.8
Assignment of License Agreement between UTEK Corporation, Z Trim Holdings, Inc. and University of Illinois dated July 9, 2003 (filed as Exhibit 10.15 to Z Trim's Form 10-QSB for  the quarter ending September 30, 2003 and incorporated herein by reference).

10.9
Assignment of License Agreement between Z Trim Holdings, Inc. and Brookhaven Science Associates dated July 22, 2003 (filed as Exhibit 10.16 to Z Trim's Form 10-QSB for the quarter ending September 30, 2003 and incorporated herein by reference).

21*	Subsidiaries.

23.1*	Consent of Blackman Kallick, LLP.

23.2*	Consent of Spector & Wong.

31.1*	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Z Trim Holdings, Inc.
Mundelein, Illinois

We have audited the accompanying consolidated balance sheet of Z Trim Holdings, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements  referred to above present fairly, in all material  respects,  the financial  position of Z Trim Holdings,  Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in  conformity  with  accounting  principles  generally accepted in the Unites States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the company has suffered recurring losses from operations and requires additional financing to continue in operation.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Blackman Kallick, LLP

Chicago, Illinois
April 14, 2008

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

/s/ Spector & Wong, LLP

Pasadena, California
March 30, 2007

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31

ASSETS
Current Assets	2007	2006
Cash and cash equivalents	$2,436,581	$675,043
Accounts receivable (net of allowance of $1,005 in 2007 and $0 in 2006)	7,522	11,945
Inventory	592,666	204,536
Prepaid expenses and other assets	152,597	94,417
Net assets of discontinued operations	485	32,196
Total current assets	3,189,851	1,018,137
Property and equipment, net	6,221,653	6,262,971
Other Assets
Intangible assets, net	140,001	153,334
Deposits	14,453	11,103
Total other assets	154,454	164,437
TOTAL ASSETS	$9,565,958	$7,445,545

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities	2007	2006
Accounts payable	$709,027	$355,679
Accrued expenses	2,039,308	162,500
Other liabilities	150,000	-
Capital lease obligations	-	14,074
Total current liabilities	2,898,335	532,253
Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 72,056,375 and 61,984,484 shares, respectively	3,600	3,096
Additional paid-in capital	70,773,639	56,507,834
Unamortized expenses		(113,339)
Accumulated deficit	(64,109,616)	(49,484,299)
Total stockholders' equity	6,667,623	6,913,292
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,565,958	$7,445,545

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER31	2007	2006
REVENUES: Products	$616,799	$103,269
Services	49	735
Total revenues	616,848	104,004
COST OF REVENUES:
Products	2,776,362	1,788,594
Total cost of revenues	2,776,362	1,788,594
GROSS MARGIN	(2,159,514)	(1,684,590)
OPERATING EXPENSES:
Selling, general and administrative	8,024,642	5,098,631
Stock based compensation expense	3,487,579	9,419,028
Reduction of intangible assets	-	341,250
Amortization of intangible assets	13,333	34,333
Loss on asset disposals, net	107,905	-
Total operating expenses	11,633,459	14,893,242
OPERATING LOSS	(13,792,973)	(16,577,832)
OTHER INCOME (EXPENSES):
Rental and other income	44,105	42,000
Interest income	173,256	90,873
Recovery of loan loss	300,000	-
Interest expense	(3,570)	(14,059)
Settlement (loss) gain	(1,360,981)	7,500
Total other income (expenses)	(847,190)	126,314
LOSS FROM CONTINUING OPERATIONS	$(14,640,163)	$(16,451,518)
DISCONTINUED OPERATIONS
Income from discontinued operations (net of applicable tax of $0 in 2007 and 2006)	$14,846	$20,634
NET LOSS	$(14,625,317)	$(16,430,884)
Net Loss per Share from continuing operations
- Basic and Diluted	$(0.21)	$(0.28)
Net Loss per Share - Basic and Diluted	70,454,211	59,635,899
Weighted Average Number of Shares Basic and Diluted	$(0.21)	$(0.28)

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Unamortized Expenses	Notes Receivable Issued for Stock	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2005	50,016,782	$39,544,903	$(257,318)	$(185,000)	$(33,053,415)	$(11,269)	$6,037,901
Stock issued for services	1,356,871	1,312,731	(744,600)				568,131
Stock and warrants issued for cash, net of fees	9,487,304	5,156,433					5,156,433
Exercise of stock warrants and options	1,123,527	652,025					652,025
Warrants issued for services		437,079	(437,079)				-
Proceeds from notes receivable				185,000			185,000
Stock options issued expense		9,419,028					9,419,028
Amortization of services			1,325,658				1,325,658
Treasury stock retired		(11,269)				11,269
Net loss					(16,430,884)		(16,430,884)
Balance at December 31, 2006	61,984,484	$56,510,930	$(113,339)	$-	$(49,484,299)	$-	$6,913,292
Stock issued for services	6,150	6,765					6,765
Stock and warrants issued for cash, net of fees	8,880,000	7,838,000					7,838,000
Stock issued for settlement	285,000	29,500					29,500
Exercise of stock warrants and options	1,014,163	872,290					872,290
Cashless exercise of warrants	11,578	-					-
Release ofrestricted shares		2,182,175					2,182,175
Stock options issued expense		3,487,579					3,487,579
Amortization of services			113,339				113,339
Retired shares	(125,000)						-
Retired shares in process	-	(150,000)					(150,000)
Netloss					(14,625,317)		(14,625,317)
Balance at December 31, 2007	72,056,375	$70,777,239	$-	$-	$(64,109,616)	$-	$6,667,623

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2007	2006
Cash Flows From Operating Activities From Continuing Operations:
Net loss	$(14,625,317)	$(16,430,884)
Less: Income from discontinued operations, net of tax	14,846	20,634
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	663,956	661,359
Provision forbad debt	1,005	-
Issuance of common stock and warrants for services	2,188,940	576,758
Amortization of noncash expenses associated with stock and warrants issued for services	113,339	1,325,658
Stock based compensation expense	3,487,579	9,419,028
Recovery of loan loss	(300,000)	-
Reduction of intangible assets	-	341,250
Loss on asset disposals, net	107,905	-
Stock settlement	1,357,373	-
(Increase) in:
Accounts receivable	3,418	2,823
Inventory	(388,130)	(123,274)
Prepaid expenses and other assets	(58,180)	(12,099)
Deposits	(3,350)	-
Increase in:
Accounts payable and accrued expenses	902,282	(622,876)
Cash flows used in operating activities from continuing operations	(6,564,026)	(4,882,891)
Cash Flows From Investing Activities From Continuing Operations:
Purchase of property and equipment	(784,685)	(378,294)
Proceeds from asset disposals	67,475	-
Cash flows used in investing activities from continuing operations	(717,210)	(378,294)
Cash Flows From Financing Activities From Continuing Operations:
Net proceeds from sales of stock	7,838,001	5,156,433
Exercise of options and warrants	872,290	643,398
Payments on capital lease obligations	(14,074)	(30,994)
Proceeds from notes receivable for stock, net	300,000	185,000
Cash flows provided by financing activities from continuing operation	8,996,217	5,953,837
Net cash and cash equivalents provided by continuing operations	1,714,981	692,652
Net cash and cash equivalents provided (used) by discontinued operat	46,557	(34,044)
Net increase in cash and cash equivalents	1,761,538	658,608
Cash and cash equivalents, at beginning of period	675,043	16,435
Cash and cash equivalents, at end of period	$2,436,581	$675,043
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,570	$14,059
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	$2,188,940	$1,758,437
Stock subscription payable	$150,000	$-
Retirement of treasury stock	$-	$11,269

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Z Trim Holdings, Inc. (the “Company”) manufactures a line of functional food ingredients that can be used to replace fats and deliver fiber to a wide variety of foods.  The Company’s products can be used by food manufacturers and processors, restaurants, schools, and the general public worldwide. The company continues to explore all available options for its other Z Trim technologies and related assets.

The Company has participated in several public and private offerings and has expanded its business.  In 2002, the Company acquired FiberGel Technologies, Inc. (“FiberGel”), which owns an exclusive license to Z Trim, an all-natural, agriculture-based fat replacement.

Up to July 2007 the Company had three reportable business unit segments: food product development, security product development and e-tailer.  The Company operates through its FiberGel, The Brave Way Training Systems, Inc. (“Braveway”), On-Line Bedding Corp. (“On-Line”), and Z-Amaize Technologies, Inc. divisions.  On July 18, 2007 the Board of Directors resolved to dissolve and liquidate On-Line, which is the E-tailer operating segment.  On September 17, 2007 the Board of Directors resolved to dissolve all company subsidiaries, other than FiberGel, by December 31, 2007.  The related assets over liabilities of the dissolved segments have an approximate carrying deficit of $6,700, including intercompany payables of $6,200.

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  In the near term, the Company expects operating costs to continue to exceed funds generated from operations.  As a result, the Company expects to continue to incur operating losses and may not have enough capital to grow its business in the future.  The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.  As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the business, the Company must decrease its cash outflows, improve its cash position and its revenue base, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances.

The Company is currently in the process of obtaining additional financing for its current operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Z Trim Holdings, Inc. and its subsidiaries after elimination of significantly all intercompany accounts and transactions.

On September 17, 2007, the Company resolved to discontinue all subsidiaries, other than FiberGel.  Accordingly, the accompanying consolidated financial statements for the years ended December 31, 2007 and 2006 have been restated to present the results of two out of three segments as discontinued operations.

Reclassifications

Certain prior period items have been reclassified from operating expenses to cost of goods sold for ease of comparison. This reclassification affects neither the net loss nor the accumulated deficit of the Company.  Specifically, manufacturing overhead costs in the amount of $1,183,724 were previously combined with selling, general and administrative expenses in 2006.  Manufacturing overhead costs are now classified as products expense in the cost of revenues for the years ended December 31, 2007 and 2006.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 3–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on the Company’s historical experience.

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of December 31, 2007 the allowance for doubtful accounts is $1,005.  As of December 31, 2006, no allowance for doubtful accounts was provided as management believed that all accounts as of those dates were fully collectible.

Cash and cash equivalents

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

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method.

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

DECEMBER 31, 2007

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for 2007 was $465,713.  The amount for 2006 was $1,271,355.

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

Cashless Exercise of Warrants

The Company has issued warrants to purchase common stock where the holder is entitled to exercise the warrant via a cashless exercise, when the exercise price is less than the fair value of the common stock. The Company accounts for the issuance of common stock on the cashless exercise of warrants on a net basis.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $3,487,579 and $9,419,028 for years ended December 31, 2007 and 2006, respectively.  The 2007 stock option expense includes an additional charge of $1,731,545 from the modification of 13,791,773 out-of-money options.  Of these options, 345,000 were granted a two year extension, 45,000 of these options were modified for an increase of $2.70 to the exercise price, 310,000 were re-issued and granted a one year extension not to exceed an exercise date of August 20, 2010 and 13,091,773 were granted a one year extension not to exceed an exercise date of August 20, 2010.  The 2006 stock option expense includes an additional charge of $1,199,402 from the modification of 1,620,000 out-of-money options. These options were granted a lower exercise price and a two year extension.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS N. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

NOTE 4 – INVENTORY

At December 31, inventory consists of the following:

	2007	2006
Raw materials	$30,402	$27,527
Work-in-process	4,850	11,414
Packaging	67,422	17,622
Finished goods	489,992	147,973
Total inventory	$592,666	$204,536

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment, net consists of the following:

	2007	2006
Production, engineering and other equipment	$5,213,084	$4,717,341
Leasehold improvements	2,798,972	2,745,917
Office equipment and furniture	591,384	601,067
Computer equipment and related software	185,603	305,005
Construction in process - equipment	64,859	133,532
	8,853,902	8,502,862
Accumulated depreciation	(2,632,249)	(2,239,891)
Property and equipment, net	$6,221,653	$6,262,971

Depreciation expense was $650,623 and $627,026 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 – INTANGIBLE ASSETS

During 2007, no significant identified intangible assets were acquired and no identified intangible assets were impaired.

At December 31, 2007, intangible assets, net, consist of the following:

License Rights to Website	2007	2006
Gross Carrying Amount	$200,000	$200,000
Accumulated Amortization	$(59,999)	$(46,666)
Net	$140,001	$153,334

Amortization of intangibles was $13,333 and $34,333 for the years ended December 31, 2007 and 2006, respectively.

Based on the carrying amount of the intangibles as of December 31, 2007, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

Years ended December 31,
2008	$13,333
2009	13,333
2010	13,333
2011	13,333
2012	13,333
Thereafter	73,336
Total amortization	$140,001

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 7 – ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2007	2006
Accrued legal	$458,145	$109,513
Accrued payroll and taxes	66,102	-
Accrued settlements	1,327,873	52,987
Other accrued expenses	187,188	-
Total accrued expenses	$2,039,308	$162,500

NOTE 8 – CAPITAL LEASE OBLIGATION

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, “Accounting for Leases.” These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expense for the years ended December 31, 2007 and 2006.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments at December 31, 2006.  The leases were paid in full in 2007.

Year Ending December 31, 2006
2007	$14,895
Total minimum lease payments	14,895
Lease amount representing interest	821
Present value of minimum lease payments	14,074
Less: current portion	14,074
Non-current portion	$-

The leases had interest rates ranging from 17.29% to 20.88%.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 9 – STOCKHOLDERS' EQUITY/ SUBSEQUENT EVENT

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

On March 24 through 30, 2006, the Company entered into private placement subscription agreements pursuant to which it sold unregistered shares of common stock, par value $0.00005 per share (“Common Stock”), and warrants exercisable for Common Stock.  The Company sold approximately 205 units in the private placement, with each unit consisting of 40,323 shares of Common Stock.  In addition, investors who invested at least $500,000 in the private placement received a five-year warrant with an exercise price of $1.00 per share to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock purchased (the “Warrants”).  In the aggregate the Company sold 8,245,368 shares of Common Stock, and Warrants to purchase an additional 161,292 shares of Common Stock.  Proceeds from the sale, net of commissions and fees of $521,865, totaled $4,536,433.  The Company has registered the Common Stock and underlying Warrants with the SEC as free trading shares.

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

The Company determined that all of the securities sold and issued in the private placements were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant Section 4(2) of the Act and Rule 506 of Regulation D Promulgated under the Act.  The Company based this determination on the non-public manner in which it offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such persons understood such securities may not be sold to or otherwise disposed of without registration under the Act or an applicable exemption there from.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 9 – STOCKHOLDERS' EQUITY/ SUBSEQUENT EVENT (CONTINUED)

Exercising of Stock Warrants and Options

During 2007, 1,014,163 stock warrants and options were exercised.  The Company received total proceeds of $872,290.  The 2007 warrants exercised are net of 879,996 shares rescinded by the Board of Directors on April 30, 2007.

During 2006, 1,273,527 stock warrants and options were exercised.  The Company received total proceeds of $643,398.  The Company applied $8,627 of proceeds due from a consultant exercising options during 2006 against services rendered for the Company.  There was no actual tax benefit realized for the tax deductions from option and warrant exercises for the years ended December 31, 2007 and 2006.

On August 20, 2007, the Board cancelled all outstanding options held by the former CEO Gregory J. Halpern and his family.  This resulted in the cancellation of 3,462,682 options.

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

Director’s Grant of Equity

On January 3, 2008, the Board of Directors approved a compensation plan that includes a grant of 200,000 shares of common stock to each of the five external directors.  A tax gross up of up to 35% will be included.  These shares have yet to be issued.  The fair market value of the stock on January 3, 2008 was $.37, which results in a total cost of $370,000 for the shares granted. The Board also created a pool of an additional 500,000 shares of common stock that will be awarded based on the amount of time spent per director on Company affairs outside of monthly board meetings.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 10 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:

	Years ended December 31,
	2007	2006
Numerator:
Net loss from continuing operations	$(14,640,163)	$(16,451,518)
Income from discontinued operations	$14,846	$20,634
Net loss	$(14,625,317)	$(16,430,884)
Denominator:
Weighted average number of shares outstanding	70,454,211	59,635,899
Net loss per share from continuing operations- basic and diluted	$(0.21)	$(0.28)
Income per share from discontinued operations - basic and diluted	$0.00	$0.00
Net loss per share-basic and diluted	$(0.21)	$(0.28)

As the Company incurred net losses for the year ended December 31, 2007 and 2006, the effect of dilutive securities totaling 3,006,621 and 4,178,620 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 11 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options issued by the Company as of December 31, 2007 and 2006 are as follows:

	2007		2006
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	20,285,749	$0.99	12,892,939	$1.03
Granted	2,532,000	1.19	10,826,337	1.05
Exercised	(453,318)	0.77	(1,113,527)	0.46
Expired and Cancelled	(5,768,908)	0.96	(2,320,000)	1.00
Outstanding at end of period	16,595,523	$1.04	20,285,749	$0.99

Exercisable at end of period	16,270,523	$1.04	19,985,749	$0.98

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 11 – STOCK OPTION PLAN AND WARRANTS (CONTINUED)

At December 31, 2007, the aggregate intrinsic value of all outstanding options was $71,095 with a weighted average remaining contractual term of 2.0 years, of which 16,270,523 of the outstanding options are currently exercisable with an aggregate intrinsic value of $65,095, a weighted average exercise price of $1.04 and a weighted average remaining contractual term of 2.1 years.  The total intrinsic value of options exercised during the year ended December 31, 2007 was $273,694.  The total fair value of options vested during 2007 was $3,487,579.

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

	2007	2006
Weighted average fair value per option granted	$0.32	$0.76
Risk-free interest rate	3.07%	4.73%
Expected dividend yield	0.00%	0.00%
Expected lives	3.00	3.00
Expected volatility	90.72%	120.08%

As of December 31, 2007, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $253,581, which had an average expense recognition period of 44.3 days.  Pursuant to a Separation and Release agreement with the former CFO, Alan Orlowsky, during January 2008, the Company will recognize $229,338 of unrecognized compensation cost related to the immediate vesting of non-vested shares.  The remaining $24,243 is expected to be recognized over the subsequent nine months.

As of December 31, 2007, the Company had reserved 20.0 million qualified options for issuance under the Plan.  As of December 31, 2007, the Company had 3.28 million options available for grant under the Plan.

Stock options outstanding at December 31, 2007 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	16,100,523	2.0 years	$ 1.00	15,775,523
$1.51-$5.00	495,000	2.2 years	$ 2.35	495,000
	16,595,523	2.0 years	$ 1.04	16,270,523

As of December 31, 2007 and 2006, the Company has warrants outstanding to purchase 7,089,234 and 5,931,824 shares of the Company’s common stock, respectively, at prices ranging from $0.68 to $1.28 per share.  These warrants expire at various dates through May 2012.   There were 3,420,000 and 2,897,765 warrants issued in 2007 and 2006 respectively.

NOTE 12 – SETTLEMENT LOSSES/ SUBSEQUENT EVENT

In April 2007, the Company and two former investor relations consultants entered into revised settlement agreements to replace and rescind the original settlement agreements signed in October 2006.  As a result, an additional 10,000 shares of the Company’s common stock at a fair value of $29,500 were issued and recorded.  On April 1, 2007, 275,000 shares were issued in excess of the revised agreement and will be cancelled pending regulatory approval from the American Stock Exchange.

In July 2007, the Company paid court awarded costs of $3,608 in a patent infringement suit that was dismissed owing to a technicality.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 12 – SETTLEMENT LOSSES/ SUBSEQUENT EVENT (CONTINUED)

On November 19, 2007, the Company settled a dispute with Basic Investors, Inc. and agreed to issue 375,000 warrants with a fair value of $87,324.

The Company executed an agreement with Farhad Zaghi on February 8, 2008 (Note 16).  Pursuant to the agreement, 3,000,000 shares of the Company’s common stock were issued at a fair value of $840,000 and 2,500,000 warrants were issued with a fair value of $400,549.

The amount of the settlement losses for the twelve months ended December 31, 2007 was $1,360,981 for the four afore-mentioned agreements.  See also Note 16.

NOTE 13 – INCOME TAXES

The deferred net tax assets consist of the following at December 31:

	2007	2006
Tax benefit on net operating loss carryforward	$16,623,045	$12,056,813
Temporary difference in depreciation and amortization	(527,635)	(523,440)
Tax credits and carryforwards	11,603	229,802
Stock based expense	822,961	398,545
Less: valuation allowance	(16,929,974)	(12,161,720)
Net deferred tax assets	$-	$-

The reconciliation between the U.S. federal statutory income tax rate of 34% and our effective tax rate is shown below for calendar years 2007 and 2006:

	2007		2006
Income tax benefit at U.S. federal stautory rates	(34.0	) %	(34.0	) %
State income taxes	7.3		7.3
Valulation allowance	26.7		26.7
	0.0%		0.0%

At December 31, 2007, net federal and state operating losses of approximately $44 million and $24 million, respectively, are available for carry-forward against future years’ taxable income and expire through 2027. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.  The company has $837,171 of carry forward deductions relating to stock options exercised as of December 31, 2007.  These will be carried forward and utilized after the Company utilizes its current net operating loss carry forwards.

NOTE 14 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were no significant customers for the year ended December 31, 2007.  There was one significant customer that accounted for approximately 25% for the year ended December 31, 2006. There were no outstanding amounts at December 31, 2007.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At December 31, 2007 and 2006, $2.337,048 and $575,043, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 15 – COMMITMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease until March 2010 and the required monthly rental payments increased to $21,000, exclusive of property taxes.   The Company also is responsible for payment of all property taxes.  Insurance and maintenance are billed when due.

The Company subleases approximately 9,800 square feet of the facility to two tenants.  Both tenants terminated their respective leases in 2008.  .

The Company also leases a 5,000 square foot warehouse in Mundelein, Illinois.  The lease commenced on August 1, 2007 and ends July 31, 2011.  The monthly net rent is $2,750.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals	Sub-Lease Rentals	Minimum Annual Rentals, Net
2008	$285,000	$28,500	$256,500
2009	285,000	22,000	263,000
2010	96,000	-	96,000
2011	19,250	-	19,250
	$685,250	$50,500	$634,750

Royalties

In accordance with the licensing agreement to a website (see Note 6), the Company is subject to a minimum royalty payment of $5,000 per year beginning July 1, 2005 for fourteen years.

The future minimum annual royalty payments at December 31 under the agreement are as follows:

Amount
2008	$5,000
2009	5,000
2010	5,000
2011	5,000
2012	5,000
Thereafter	30,000
$55,000
Employment/ Separation Agreements

During 2007, the Company entered into four employment agreements with its principal officers.  The annual salaries range from $102,000 to $185,000.  The agreements expire May 2009 through January 2010.

On January 14, 2008, the Company and Alan Orlowsky, the CFO, entered into a Separation and Release Agreement terminating the officer’s employment.  Pursuant to the agreement, Mr. Orlowsky received a lump-sum severance payment equal to six weeks salary and the immediate vesting of 250,000 options not previously vested.  At that time Mr. Orlowsky also resigned from the Board of Directors.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 16 – PENDING LITIGATION/ CONTINGENT LIABILITY/ SUBSEQUENT EVENT

As the Company previously reported, on November 29, 2007 the settlement agreement concerning the Company's litigation with Farhad Zaghi and related parties (collectively, "Zaghi") was deemed null and void by Zaghi.

The parties have since attended a court-ordered settlement conference, and all parties other than Greg Halpern (the Company's former CEO) have reached a new settlement agreement. Whereas the old agreement had two components: (1) the Company would have an open-ended obligation to issue common stock to Zaghi until he realized proceeds of approximately $1.7 million from the sale of stock before the litigation would be dismissed, and (2) the issuance of approximately 2.26 million warrants, the new agreement requires only that a fixed number of shares and warrants be issued to Zaghi. Specifically, under the new settlement agreement, the Company has agreed to issue to a Zaghi affiliate and register for resale 3 million shares of the Company's common stock and a warrant to purchase an additional 2.5 million shares of the Company's common stock.  See also Note 12 for disclosure of the 2007 loss recognized.  The warrant is immediately exercisable, with a three-year term and a variable exercise price equal to the lowest twelve-trading-day average closing price of the Company's common stock during the period between the date of issuance of the warrant and the date of notice of exercise. Under the new settlement agreement, the parties to the agreement have agreed to dismiss their cases without prejudice, and have exchanged covenants not to sue. The Company's registration obligation with respect to the settlement shares and the shares underlying the warrants is on a best-efforts basis, but because the registration was not effective by March 17, 2008, Zaghi has the right to terminate the agreement.  The Company has already listed the shares with Amex, and filed a registration statement with the S.E.C.  As soon as the S.E.C. approves the registration statement, the shares will become free-trading, and the parties will be obligated to dismiss the case.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act, purportedly due to the Company’s refusal to allow for the exercise of 300,000 stock options.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On March 20, 2007, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product.  On January 28, 2008, the Court granted summary judgment in favor of the Defendant, finding non-infringement.  The Company has since filed an appeal.

On January 18, 2007, the Company was served with a complaint by Daniel Caravette for breach of contract and violation of the Illinois Wage Payment and Collection Act, seeking damages in excess of $1,000,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On November 19, 2007, the Company settled a dispute with Basic Investors, Inc. (“Basic Investors”).  The Company agreed to issue Basic Investors, 375,000 three year warrants at an exercise price of $.70 per share.  The Company also agreed to provide an attorney letter and corporate authorization to remove any restrictions on 355,000 shares of the Company’s common stock previously issued to Basic under a Consulting Agreement dated February 21, 2006. The parties exchanged mutual releases.  In the event that American Stock Exchange does not approve the transaction, the agreement would be deemed null and void.  The Company has accrued $87,324 at December 31, 2007 as a settlement expense for this agreement.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 16 – PENDING LITIGATION/ CONTINGENT LIABILITY/ SUBSEQUENT EVENT (CONTINUED)

On July 17, 2006, George Forman Enterprises, Inc. filed a complaint against Z Trim Holdings, Inc. in the U.S. District Court seeking damages in excess of $70,000,000 for specific performance, breach of contract, promissory estoppel and unjust enrichment.  The basis for all such claims is the underlying LOA, set forth above.  The Company received summary judgment in its favor as to the count seeking promissory estoppel.  Further, on September 18, 2007, the Court issued a number of orders limiting the evidence that GFME may bring in support of its claims. Management believes that GFME’s allegations are frivolous and wholly without merit and will vigorously defend the claim.  The trial date of February 2008 has been stricken, and reset for September 2008.

During November  2007, the Company determined, through the course of its investigation of all prior equity transactions, that 1,040,000 options that were issued in 2002 and 2003 to a former officer were both issued without proper authorization and non-qualified stock options, as opposed to qualified.  The Company had previously treated these options as if properly issued and as qualified “incentive stock options.”  The former officer exercised these options in 2004 and 2005, resulting in the issuance of 1,040,000 shares of common stock.  The Company shall seek to rescind these transactions and thus recover the shares.  In order to do so, the Company would have to reimburse the former officer the amount paid to exercise the options (listed at $132,000).  If the Company is unsuccessful in recovering the shares, it could potentially be responsible for unpaid FICA and Medicare taxes resulting from the re-classification of the options from qualified to non-qualified.  This potential liability would be for approximately $166,000, half of which would be the responsibility of the Company, and half of which would the responsibility of the former officer.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of December 31, 2007 there were employees’ advances of $3,275.  These advances will be repaid during 2008.

In May 2007, the Board of Directors resolved to rescind a consulting agreement pursuant to which options were issued on October 5, 2006.  The agreement was with the brother of the Vice President.  The related options were exercised for 200,000 shares at $0.75 per share or $150,000 in October 2006.  The Board further resolved to approve the related party to use the proceeds to subscribe the shares pursuant to the Company’s May 2007 self-underwritten offering (see Note 6).  The subscription is pending regulatory approval from the American Stock Exchange.  Common stock and paid in capital were decreased and other liabilities was increased for $150,000.

The Company had a stock subscription receivable of $20,000 from the President related to exercising his stock options in 2005.  The stock subscription receivable was paid in full on September 30, 2006 including $675 of interest.

On April 12, 2006, the Company advanced $2,500 to the President, prior to his assuming the position of President.  The advance was repaid on July 31, 2006.

NOTE 18 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2007.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 19 – RESIGNATION OF CHIEF EXECUTIVE OFFICER/ REPLACEMENT

On August 20, 2007 the founder and Chief Executive Officer (“CEO”), Gregory J. Halpern, resigned as CEO and member of the Board of Directors.  Steve J. Cohen, the Company’s President, replaced Mr. Halpern as the Company’s chief executive and also serves on the Company's Board of Directors.

The company entered into a Resignation Agreement and Release with Mr. Halpern pursuant to which the company awarded Mr. Halpern three months' severance pay and six months' health insurance benefits.  In addition, under the Agreement the Company was to receive a release of claims from Mr. Halpern.  In addition, under the provisions of the company's stock option plan, Mr. Halpern's and his immediate family members’ outstanding stock options have been rescinded.  The company allowed Mr. Halpern until August 31, 2007 to rescind the Agreement.

On August 31, 2007 Gregory Halpern exercised his right to revoke the Resignation Agreement and Release he signed on August 20, 2007.  Mr. Halpern's revocation of the Agreement does not affect his prior resignation as an officer and director of the Company and does not affect the Board of Directors' previous forfeiture of Mr. Halpern's stock options under the Company's 2004 Equity Incentive Plan.

NOTE 20 – DISCONTINUED OPERATIONS

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

Following is summarized financial information for the discontinued operations:

	Years ended December 31,
	2007	2006
REVENUES:	$227,629	$497,540
INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX OF $0) (a)	$14,846	$20,634
NET ASSETS OF DISCONTINUED OPERATIONS
Current Assets
Cash	$485	$21,456
Accounts receivable	-	59,231
Inventory	-	15,069
Net other assets	-	79
Current Liabilities
Accounts payable	-	(63,639)
Net assets of discontinued operations(b)	$485	$32,196

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 20 – DISCONTINUED OPERATIONS (CONTINUED)

Summarized cash flow information for the discontinued operations is as follows:

	Years ended
	December 31,
	2007	2006
Net cash used by operating activites of
discontinued operations	$46,557	$(34,044)

NET CASH USED BY DISCONTINUED
OPERATIONS	$46,557	$(34,044)

The discontinued opertations did not provide or use any cash in investing or financing activities for the years ended December 31, 2007 and 2006.

NOTE 21 – SEGMENT INFORMATION

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 21 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	Years ended
	December 31,
	2007	2006
Net Revenue:
Food Product Development	$616,799	$103,269
Net Revenue by Reportable Segment	$616,799	$103,269
All Other Operating	49	735
Consolidated Net Revenue	$616,848	$104,004
Operating Income (Loss):
Food Product Development	$(3,971,429)	$(2,899,880)
Operating Loss by Reportable Segment	$(3,971,429)	$(2,899,880)
All Other Operating Loss	(9,821,544)	(13,677,952)
Consolidated Operating Loss	$(13,792,973)	$(16,577,832)
Net Loss:
Food Product Development	$(3,971,718)	$(2,904,646)
Net Loss by Reportable Segment	$(3,971,718)	$(2,904,646)
All Other Net Loss	(10,668,445)	(13,546,872)
Consolidated Net Loss from Continuing Operations	$(14,640,163)	$(16,451,518)
Net (Loss) Income from Discontinued
Operations
Personal Safety Training and Products	$1,725	$5,866
E-tailer	13,121	14,768
Net (Loss) Income from Discontinued Operations	$14,846	$20,634
Consolidated Net Loss	$(14,625,317)	$(16,430,884)

	December 31,
Total Assets:	2007	2006
Food Product Development	$6,397,484	$6,036,440
All other segments	3,167,989	1,376,909
	9,565,473	7,413,349
Discontinued Operations:
Personal Safety Training and Products	485	3,102
E-tailer	-	29,094
	485	32,196
Consolidated assets	$9,565,958	$7,445,545