Form 10-Q
period 2008-03-31
Z TRIM HOLDINGS, INC
filed 2008-05-14
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The registrant has a single class of common stock, par value $.00005 per share, of which there were 75,056,375 shares issued and outstanding as of May 10, 2008.

Transitional Small Business Disclosure Format (Alternative 2): Yes / / No /X/

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion is intended to assist in understanding the financial condition and results of operations of Z Trim Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2008 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

Overview.

Z Trim Holdings, Inc. is an emerging growth company focused on the production, marketing and distribution of functional food ingredients and formulated foods for both domestic and international markets. The Company’s core product, Z Trim®, is a USDA-developed, all-natural, zero calorie functional food ingredient made from healthy dietary fiber. The Company has an extensive intellectual property portfolio, highlighted by an exclusive license from the USDA to make, use and sell Z Trim both domestically and internationally.  Currently, corn and oats are used to make Z Trim, but it can be produced from virtually any other agricultural product.  Current Z Trim products include gel and powder used to replace portions of fat, gums, starches and carbohydrates in foods.   The Company’s core product portfolio of wellness foods and dietary fiber food ingredients includes corn Z Trim, non-GMO oat Z Trim, and functional emulsions and gels.  The Company recently introduced finished products to its sales line, including salad dressings and mayonnaise.  Z Trim is now being used by manufacturers, restaurants, schools, and consumers on six continents to replace as much as 80% of the fat and calories in foods without changing taste, texture, appearance or digestive properties in baked goods, dairy products, snacks, deserts, sauces, dressings, processed meats and many other foods.

After years of development, Z Trim is now commercialized. The Company currently manufactures and markets Z Trim products as competitive ingredients that improve the food industry's ability to deliver on its promises of healthier foods. The Company's primary goal is establishing Z Trim as an important ingredient in revolutionizing the food industry.  The Company is developing its market through (i) direct sales to major food manufacturers, as well as small and mid size companies, (ii) direct sales to the consumer, and (iii) direct sales to large food institutions such as those that supply to restaurants, hospitals, schools and cafeterias. We have an aggressive plan to educate both the food industry and consumers about the uses and benefits of Z Trim products, and our research and development team, including strategic industry partners, continues to develop additional products.

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

Presently, the Company employs 26 full-time employees and no part-time employees.

RECENT MATERIAL DEVELOPMENTS

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

We continue to explore additional capabilities and markets for these products, both individually and in combination with Z Trim in the form of customized blends and emulsions.  We have already had sales of this new product, and it will be used as an ingredient in finished goods.

In August of 2007 we revitalized our marketing strategy and began cultivating relationships with innovative people who are well-positioned within the industry to exert influence over the purchasing decisions of major food companies.  For example, we strengthened our relationship with Chef Eric Carre of Amazing Food Creations, who is a founding member of the Research Chefs’ Association and an industry leader in the development of innovative foods.  Eric has become a champion of Z Trim, using our ingredients in many of the finished goods he prepares for major food manufacturers.

We also began executing a strategy of presenting finished food solutions to large food manufacturing companies.  Instead of merely boasting about how well our products work, we are showing them tangible examples.  Our creative R & D team has been developing our own finished formulations to demonstrate Z Trim’s amazing array of functional attributes, as well as how great the final products taste.  Building on that strategy, we have brought some finished goods directly to the marketplace and we continue to tout the benefits of our products to the food service sector, particularly the schools.  A limited release of our salad dressings and mayonnaise has been tremendously well-received, and more importantly, has helped us attract the attention of the major food companies that dominate the retail and food service spaces.

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

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDING MARCH 31, 2007

Revenues

Revenues, excluding those from the discontinued on-line bedding segment, decreased 221% for the three months ended March 31, 2008 from $213,223 for the three months ended March 31, 2007 to $66,444, as a result of a decrease in product revenues.  The decrease in product revenue was primarily due to the decrease in Z Trim products sales via the internet.  The following table provides a breakdown of the revenues for the periods indicated:

	Quarter ended March 31,
	2008	2007

Products	$66,444	$213,076
Services		147
Total Revenues	$66,444	$213,223

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance,  occupancy  expenses,   professional  fees,  and  general operating expenses.   Total operating expenses decreased by $2,161,202 or 61.0% to $1,383,531 for the first quarter that ended March 31, 2008 from $3,544,733 for the first quarter that ended March 31, 2007. The decrease in operating expenses was due in large part to a decrease in investor relations expense of $2,256,342.

The stock based compensation expense for the first quarter ended March 31, 2008 is $237,419.  The stock based compensation expense for the first quarter ended March 31, 2007 was $306,955.

Other income (expense)

Total other expense for the first quarter ending on March 31, 2008 was $122,362 compared to other income of $10,366 for the first quarter ending on March 31, 2007.  The decrease from other income to other expense was due to a settlement loss of $147,026 resulting from a lawsuit described in Note 11.

Net loss

The Company incurred a net loss of $1,886,308 for the first quarter ending on March 31, 2008 or $(.03) per share, from the net loss of $3,906,811 for the first quarter ending March 31, 2007 or $(.06) per share. The reduction in net loss is due in large part the result of the decrease in investor relation expense of $2,256,342.

LIQUIDITY AND CAPITAL RESOURCES
FIRST QUARTER ENDING MARCH 31, 2008 COMPARED TO THE FIRST QUARTER ENDING MARCH 31, 2007

At March 31, 2008, we had cash and cash equivalents, of $996,426, compared to $4,026,889 at March 31, 2007.  The Company raised approximately $9,010,000 in additional equity capital through equity transactions during the year ended December 31, 2007.

Net cash used by operating activities decreased by 9.95% to $1,373,714 for the quarter ended March 31, 2008 as compared to $1,525,407 for the quarter ended March 31, 2007.  Cash provided by discontinued operations was $485 for the quarter ended March 31, 2008 and $14,820 for the quarter ended March 31, 2007.

Net cash used by investing activities was $20,080 for the quarter ended March 31, 2008, as compared to $131,029 for the quarter ending March 31, 2007. The change was due to additions of property and equipment for our manufacturing plant in the current year.

Net cash provided by financing activities was $24,066 for the quarter ended March 31, 2008, as compared to $5,023,102 for the quarter ended March 31, 2007.  Net cash provided by financing activities for the quarter ended March 31, 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised.

As of March 31, 2008, our cash balance was approximately $996,426.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 18 to 30 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack thus far of significant market acceptance of our products, the fact that we may dilute existing shareholders through additional stock issuances, our reliance on our intellectual property, and the potential negative effects of manipulation in the trading of our common stock. Those risks and certain other uncertainties are discussed in more detail in our 2007 Annual Report on Form 10-KSB and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer conclude that, as of March 31, 2008, internal control over financial reporting was effective.

 Changes in Internal Control Over Financial Reporting.   During the first quarter of 2008, there were no changes in internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As the Company previously reported, on November 29, 2007 the settlement agreement concerning the Company's litigation with Farhad Zaghi and related parties (collectively, "Zaghi") was deemed null and void by Zaghi.

The parties have since attended a court-ordered settlement conference, and all parties other than Greg Halpern (the Company's former CEO) have reached a new settlement agreement. Whereas the old agreement had two components: (1) the Company would have an open-ended obligation to issue common stock to Zaghi until he realized proceeds of approximately $1.7 million from the sale of stock before the litigation would be dismissed, and (2) the issuance of approximately 2.26 million warrants, the new agreement requires only that a fixed number of shares and warrants be issued to Zaghi. Specifically, under the new settlement agreement, the Company has agreed to issue to a Zaghi affiliate and register for resale 3 million shares of the Company's common stock and a warrant to purchase an additional 2.5 million shares of the Company's common stock.  See also Note 11 for disclosure of the 2007 loss recognized.  The warrant is immediately exercisable, with a three-year term and a variable exercise price equal to the lowest twelve-trading-day average closing price of the Company's common stock during the period between the date of issuance of the warrant and the date of notice of exercise. Under the new settlement agreement, the parties to the agreement have agreed to dismiss their cases without prejudice, and have exchanged covenants not to sue. The Company's registration obligation with respect to the settlement shares and the shares underlying the warrants is on a best-efforts basis, but because the registration was not effective by March 17, 2008, Zaghi has the right to terminate the agreement.  The Company has already listed the shares with Amex, and filed a registration statement with the S.E.C.  As soon as the S.E.C. approves the registration statement, the shares will become free-trading, and the parties will be obligated to dismiss the case.

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

On January 18, 2007, the Company was served with a complaint by Daniel Caravette for breach of contract and violation of the Illinois Wage Payment and Collection Act, seeking damages in excess of $1,000,000.  The Company settled this case as set forth above in Note 11.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in our Annual Report for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 14, 2008.

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen
Steven J. Cohen
Director, and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of May 15, 2008.

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

4.1	Specimen Certificate for common stock (filed as Exhibit 3.1 to the Company's Form 10-SB filed on August 21, 2000, and incorporated herein by reference).

4.2	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.4	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.5	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.7	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.2	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 15, 2008 and incorporated herein by reference).

10.3	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

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

----------------------
*Filed herewith

Z TRIM HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
Current Assets	3/31/2008	12/31/2007
Cash and cash equivalents	$996,426	$2,436,581
Accounts receivable (net of allowance of $1,005 in 2008
and $1,005 in 2007)	18,080	7,522
Inventory	672,740	592,666
Prepaid expenses and other assets	106,807	152,597
Net assets of discontinued operations	-	485

Total current assets	1,794,053	3,189,851

Property and equipment, net	6,072,324	6,221,653

Other Assets
Intangible assets, net	-	140,001
Deposits	14,453	14,453

Total other assets	14,453	154,454

TOTAL ASSETS	$7,880,830	$9,565,958

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	Unaudited
Current Liabilities	3/31/2008	12/31/2007
Accounts payable	$893,148	$709,027
Accrued expenses and other	1,017,562	2,189,308
Total current liabilities	1,910,710	2,898,335

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 75,056,375 and
72,056,375 shares, respectively	3,753	3,600
Additional paid-in capital	71,962,294	70,773,639
Accumulated deficit	(65,995,927)	(64,109,616)

Total stockholders' equity	5,970,120	6,667,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,880,830	$9,565,958

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

FOR THE THREE MONTHS ENDED MARCH 31	2008	2007
REVENUES:
Products	$66,444	$213,076
Services	-	147
Total revenues	66,444	213,223

COST OF REVENUES:
Products	493,705	600,687
Total cost of revenues	493,705	600,687

GROSS MARGIN	(427,261)	(387,464)

OPERATING EXPENSES:
Selling, general and administrative	1,081,111	3,234,445
Stock based compensation expense	237,419	306,955
Impairment of intangible assets	136,668	-
Amortization of intangible assets	3,333	3,333
Loss on asset disposals, net	(75,000)	-
Total operating expenses	1,383,531	3,544,733

OPERATING LOSS	(1,810,792)	(3,932,197)

OTHER INCOME (EXPENSES):
Rental and other income	10,863	10,500
Interest income	13,836	1,242
Interest expense	(35)	(1,376)
Settlement (loss) gain	(100,180)	-
Total other income (expenses)	(75,516)	10,366

LOSS FROM CONTINUING OPERATIONS	$(1,886,308)	$(3,921,831)

DISCONTINUED OPERATIONS
Income from discontinued operations
(net of applicable tax of $0 in 2008 and 2007)	$-	$15,020

NET LOSS	$(1,886,308)	$(3,906,811)

Net Loss per Share from continuing operations
- Basic and Diluted	$(0.03)	$(0.06)
Net Loss per Share - Basic and Diluted	$(0.03)	$(0.06)

Weighted Average Number of Shares Basic and Diluted	75,056,375	65,678,053

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

FOR THE THREE MONTHS ENDED MARCH 31	2008	2007
Cash Flows From Operating Activities From Continuing Operations:
Net loss	$(1,886,308)	$(3,906,811)
Less: Income from discontinued operations, net of tax	-	15,020
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation and amortization	172,742	162,071
Issuance of common stock and warrants for services	-	2,188,940
Amortization of noncash expenses associated with stock and
warrants issued for services	-	113,339
Stock based compensation expense	237,419	306,955
Impairment of intangible assets	136,668	-
Stock and warrant settlement	97,026	-
(Increase) in:
Accounts receivable	(10,558)	(40,800)
Inventory	(80,074)	(136,563)
Prepaid expenses and other assets	45,790	(127,946)
Increase in:	-
Accounts payable and accrued expenses	(86,418)	(69,571)
Cash flows used in operating activities from continuing operations	(1,373,714)	(1,525,407)

Cash Flows From Investing Activities From Continuing Operations:
Purchase of property and equipment	(20,080)	(131,029)
Cash flows used in investing activities from continuing operations	(20,080)	(131,029)

Cash Flows From Financing Activities From Continuing Operations:
Net proceeds from sales of stock	-	3,559,025
Exercise of options and warrants	-	1,469,906
Payments on capital lease obligations	-	(5,829)
Cash flows provided by financing activities from continuing operations	0	5,023,102
Net cash and cash equivalents used in (provided by) continuing operations	(1,393,794)	3,366,666
Net cash and cash equivalents provided (used) by discontinued operations	485	(14,820)
Net (decrease)increase in cash and cash equivalents	(1,393,309)	3,351,846

Cash and cash equivalents, at beginning of period	2,436,580	675,043
Cash and cash equivalents, at end of period	$1,043,272	$4,026,889

Supplemental Disclosures of Cash Flow Information:
Interest paid	$35	$1,376

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	$-	$6,765
Issuance of common stock in settlement of accrual	$840,000
Stock subscriptions receivable incurred for issuance of stock	$-	$3,398,976

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Presentation of Interim Information

The financial information at March 31, 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2007.

The results for the three months ended March 31, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Z Trim Holdings, Inc. and its subsidiaries after elimination of significantly all intercompany accounts and transactions.

On September 17, 2007, the Company resolved to discontinue all subsidiaries, other than FiberGel.  Accordingly, the accompanying consolidated financial statements for the three months ended March 31, 2007 have been restated to present the results of two out of three segments as discontinued operations.

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

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of March 31, 2008, the allowance for doubtful accounts was $1,005.  As of March 31, 2007 the allowance for doubtful accounts is $0.

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

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for March 31, 2008 was $29,586.  The amount for March 31, 2007 was $120,768.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $237,419 and $306,955 for quarters ended March 31, 2008 and 2007, respectively.  The March 31, 2007 stock option expense includes an additional charge of $12,607 from the modification of 45,000 out-of-money options.  These options were granted a two year extension.

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1 –NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes this has no impact on its current financial reporting.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The adoption of FAS No. 157 did not affect the Company’s consolidated financial statements.

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

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 3 – INVENTORY

At March 31, 2008 and December 31, 2007, inventory consists of the following:

	3/31/2008	12/31/2007
Raw materials	$36,195	$30,402
Work-in-process	-	4,850
Packaging	61,558	67,421
Finished goods	574,987	489,993
Other		-
Total inventory	$672,740	$592,666

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2008 and December 31, 2007, property and equipment, net consists of the following:

	3/31/2008	12/31/2007
Production, engineering and other equipment	$5,230,198	$5,213,084
Leasehold improvements	2,801,053	$2,798,971
Office equipment and furniture	591,853	$591,384
Computer equipment and related software	188,179	$185,603
Construction in process - equipment	62,700	$64,860
	8,873,982	8,853,903
Accumulated depreciation	(2,801,659)	(2,632,250)
Property and equipment, net	$6,072,324	$6,221,653

Depreciation expense was $169,409 and $158,374 for the quarters ended March 31, 2008 and December 31, 2007, respectively.

NOTE 5 – INTANGIBLE ASSETS

As of April 16, 2008, management determined that it did not want to continue paying the costs associated with the License Rights to our Nutritional Analysis Tools System (“NATS”) website, and therefore the Company terminated the license agreement and wrote off the asset as impaired.  At March 31, 2008, the carrying cost of $136,668 was expensed.

Amortization of intangibles was $3,333 and $3,337 for the quarters ended March 31, 2008 and 2007, respectively.

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 6 – ACCRUED EXPENSES AND OTHER

At  March 31, 2008 and December 31, 2007 accrued expenses consist of the following:

	3/31/2008	12/31/2007
Accrued legal	$205,632	$457,747
Accrued payroll and taxes	34,793	65,510
Accrued settlements	500,729	1,328,273
Accrued expenses and other	276,408	337,778
Total accrued expenses and other	$1,017,562	$2,189,308

NOTE 7 – CAPITAL LEASE OBLIGATION

In August 2002, the Company sold certain property and equipment to an unrelated party for $121,500 and leased the equipment back from the party under three lease agreements that were classified as capital leases in accordance with SFAS 13, “Accounting for Leases.” These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expense for the quarters ended March 31, 2008 and 2007.

NOTE 8 – STOCKHOLDERS' EQUITY/ SUBSEQUENT EVENT

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

Exercising of Stock Warrants and Options

During the first three months of 2008 no stock warrants and options were exercised.  The Company received total proceeds of $1,469,000 by virtue of 1,569,551 options and warrant exercised, and an additional 11,578 non-cash warrants exercised, in the first quarter of 2007.

On August 20, 2007, the Board cancelled all outstanding options held by the former CEO Gregory J. Halpern and his family.  This resulted in the cancellation of 3,462,682 options.

Common Stock Issued on the Cashless Exercise of Warrants

No shares of common stock were issued on the cashless exercise of warrants during the first three months of 2008.  During the first three months of 2007, the Company issued 11,578 shares of common stock on the cashless exercise of warrants.

Director’s Grant of Equity

On January 3, 2008, the Board of Directors approved a compensation plan that includes a grant of 200,000 shares of common stock to each of the five external directors.  A tax gross up of up to 35% will be included.  These shares were not issued in the first three months of 2008.  The Board also created a pool of an additional 500,000 shares of common stock that will be awarded based on the amount of time spent per director on Company affairs outside of monthly board meetings.

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 9 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31
	2008	2007
Numerator:
Net loss from continuing operations	$(1,886,308)	$(3,921,831)
Income from discontinued operations	$-	$15,020
Net loss	$(1,886,308)	$(3,906,811)
Denominator:

Weighted average number of shares outstanding	75,056,375	65,678,053

Net loss per share from continuing operations- basic and diluted	$(0.03)	$(0.06)
Income per share from discontinued operations - basic and diluted	$-	$0.00
Net loss per share-basic and diluted	$(0.03)	$(0.06)

As the Company incurred net losses for the three months ended March 31, 2008 and 2007, the effect of dilutive securities totaling 2,206,128 and 3,906,811 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 10 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

A summary of the status of stock options as of March 31, 2008 and 2007

	3/31/2008		12/31/2007
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	16,595,523	$1.04	20,285,749	$0.99
Granted	-	-	2,532,000	1.19
Exercised	-	-	(453,318)	0.77
Expired and Cancelled	(491,750)	$1.06	(5,768,908)	0.96
Outstanding at end of period	16,103,773	$1.04	16,595,523	$1.04

Exercisable at end of period	16,053,773	$1.04	16,270,523	$1.04

At March 31, 2008 the aggregate intrinsic value of all outstanding options was $0 with a weighted average remaining contractual term of 1.8 years, of which 16,053,773 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $1.04 and a weighted average remaining contractual term of 1.8 years.  The total intrinsic value of options exercised during the quarter ended March 31, 2008 was $0.  The total fair value of options vested during the first quarter of 2008 was $237,419.

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

	2008	2007
Weighted average fair value per option granted	$-	$0.85
Risk-free interest rate	0.00%	4.54%
Expected dividend yield	0.00%	0.00%
Expected lives	-	3.00
Expected volatility	0.00%	112.92%

As of March 31, 2008, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $16,162, which had an average expense recognition period of 135 days.

As of March 31, 2008, the Company had reserved 20.0 million shares for issuance under the Plan.  As of March 31, 2008, the Company had 3.77 million options available for grant under the Plan.

Stock options outstanding at March 31, 2008 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	15,608,773	1.8 years	$1.00	15,558,773
$1.51-$3.00	495,000	1.9 years	$2.35	495,000
	16,103,773	1.8 years	$1.04	16,053,773

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

As of March 31, 2008 and 2007, the Company has warrants outstanding to purchase 6,879,234 and 4,347,048 shares of the Company’s common stock, respectively, at prices ranging from $0.68 to $1.28 per share.  These warrants expire at various dates through May 2012.   There were 0 warrants issued in the first quarters of 2008 and 2007, respectively.

NOTE 11 – SETTLEMENT LOSSES/ SUBSEQUENT EVENT

In April 2008, the Company settled a case with a former employee, Daniel Caravette.  The Company agreed to pay $50,000 cash, and to provide 245,000 shares of unrestricted common stock with a fair value of $63,700 and 200,000 three-year warrants at a strike price of $0.26, with a fair value of $33,326, in exchange for a release of all claims.

The Company executed an agreement with Farhad Zaghi on February 8, 2008.  Pursuant to the agreement, 3,000,000 shares of the Company’s common stock were issued at a fair value of $840,000 and 2,500,000 warrants are to be issued with a fair value of $353,703 as of March 31, 2008.

NOTE 12 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were four significant customers that accounted for greater than 10% (each) for the quarter ended March 31, 2008. There were no significant customers for the quarter ended March 31, 2007.  There were no outstanding amounts at March 31, 2008.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At March 31, 2008 and December 31, 2007, $896,426 and $2,337,048 respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 13 – COMMITMENTS

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

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2009	285,000
2010	96,000
2011	19,250
$400,250

NOTE 14 – PENDING LITIGATION/ CONTINGENT LIABILITY/ SUBSEQUENT EVENT

As the Company previously reported, on November 29, 2007 the settlement agreement concerning the Company's litigation with Farhad Zaghi and related parties (collectively, "Zaghi") was deemed null and void by Zaghi.

The parties have since attended a court-ordered settlement conference, and all parties other than Greg Halpern (the Company's former CEO) have reached a new settlement agreement. Whereas the old agreement had two components: (1) the Company would have an open-ended obligation to issue common stock to Zaghi until he realized proceeds of approximately $1.7 million from the sale of stock before the litigation would be dismissed, and (2) the issuance of approximately 2.26 million warrants, the new agreement requires only that a fixed number of shares and warrants be issued to Zaghi. Specifically, under the new settlement agreement, the Company has agreed to issue to a Zaghi affiliate and register for resale 3 million shares of the Company's common stock and a warrant to purchase an additional 2.5 million shares of the Company's common stock.  See also Note 11 for disclosure of the 2007 loss recognized.  The warrant is immediately exercisable, with a three-year term and a variable exercise price equal to the lowest twelve-trading-day average closing price of the Company's common stock during the period between the date of issuance of the warrant and the date of notice of exercise. Under the new settlement agreement, the parties to the agreement have agreed to dismiss their cases without prejudice, and have exchanged covenants not to sue. The Company's registration obligation with respect to the settlement shares and the shares underlying the warrants is on a best-efforts basis, but because the registration was not effective by March 17, 2008, Zaghi has the right to terminate the agreement.  The Company has already listed the shares with Amex, and filed a registration statement with the S.E.C.  As soon as the S.E.C. approves the registration statement, the shares will become free-trading, and the parties will be obligated to dismiss the case.

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

On January 18, 2007, the Company was served with a complaint by Daniel Caravette for breach of contract and violation of the Illinois Wage Payment and Collection Act, seeking damages in excess of $1,000,000.  The Company settled this case as set forth above in Note 11.

NOTE 14 – PENDING LITIGATION/ CONTINGENT LIABILITY/ SUBSEQUENT EVENT (CONTINUED)

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

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

NOTE 15 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the first three months of 2008.  There were no related party transactions for the first three months of 2007.

NOTE 16 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2008.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 17 – SEGMENT INFORMATION

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

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

NOTE 17 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	Three Months Ended
	March 31
	2008	2007
Net Revenue:
Food Product Development	$66,444	$213,076
Net Revenue by Reportable Segment	$66,444	$213,076
All Other Operating Revenue	-	147
Consolidated Net Revenue	$66,444	$213,223
Operating Income (Loss):
Food Product Development	$(756,346)	$(765,909)
Operating Loss by Reportable Segment	$(756,346)	$(765,909)
All Other Operating Loss	(1,054,446)	(3,166,288)
Consolidated Operating Loss	$(1,810,792)	$(3,932,197)
Net Loss:
Food Product Development	$(756,346)	$(766,136)
Net Loss by Reportable Segment	$(756,346)	$(766,136)
All Other Net Loss	(1,129,962)	(3,155,695)
Consolidated Net Loss from
Continuing Operations	$(1,886,308)	$(3,921,831)
Net (Loss) Income from Discontinued
Operations
Personal Safety Training and Products	$-	$533
E-tailer	-	14,487
Net (Loss) Income from
Discontinued Operations	$-	$15,020
Consolidated Net Loss	$(1,886,308)	$(3,906,811)

Z TRIM HOLDING INC
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

	March 31
Total Assets:	2008	2007
Food Product Development	$6,290,528	$6,365,973
All other segments	1,590,302	4,673,488
	7,880,830	11,039,461
Discontinued Operations:
Personal Safety Training and Products	-	62,036
E-tailer	-	-
	-	62,036
Consolidated assets	$7,880,830	$11,101,497