Form 10-Q/A
period 2008-03-31
Z TRIM HOLDINGS, INC
filed 2008-08-20
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q/A
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

Explanatory Note

On August 6, 2008, in connection with the United States Securities and Exchange Commission’s review of our financial statements, we determined that we needed to amend our financial statements for the year end 2007 in order to clarify certain information, be compliant with federal rule and regulations and correct an error relating to an expense recognized in the first quarter of 2007 that should have been incurred in the fourth quarter of 2004. Specifically, the Company’s recognition of expense of $2,182,175 relating to the release of restrictions on shares of stock on March 9, 2007 was incorrect.  The Company has restated the transaction to fully recognize the expense when the shares of stock were issued, in the fourth quarter of 2004.  As a result, the investor relation expense of $2,182,175 that was recognized in the first quarter of 2007 has been removed against additional paid in capital.  Further, as a result of the recognition of expense as of the fourth quarter 2004, the valuation of the unrecognized stock at fourth quarter of 2004 was $1,170,000 less than the valuation in the first quarter of 2007. This results in an increase in investor relations expense in 2004 of $1,012,175 and a reduction in retained earnings in 2004 of $1,012,175, with a corresponding reduction in retained earnings for all periods thereafter.  For the year ended December 31, 2007, the net result was an increase to retained earnings of $1,170,000.  Further, the net loss per share for the year ending December 31, 2007 was reduced from $0.21 per share to $0.18 per share.

Restated financial information is presented in this report, as well as in our Amended Annual Report on Form 10-KSB for the year ended December 31, 2008. This amendment and restatement includes revisions to “Part I – Item 2– Summary of Financial Results”, “Consolidated Financial Statements, including the statements themselves and specifically Note 1 –Nature of Business and Summary of Significant Accounting Policies” only.  No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the corrections described above. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q and notes to the financial statements, affected by subsequent events. Information not affected by the correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 14, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. For convenience and ease of reference, we are filing our annual report in its entirety with the applicable changes.

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

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance,  occupancy  expenses,   professional  fees,  and  general operating expenses.   Total operating expenses increased by $20,972 or 1.5% to $1,383,531 for the first quarter that ended March 31, 2008 from $1,362,559 for the first quarter that ended March 31, 2007. The increase in operating expenses was due to the impairment of intangible assets in the amount of $136,668.  But for this impairment, total operating expenses would have decreased by $115,696 or 8.5% from the first three months of 2008 compared to the first three months of 2007.

The stock based compensation expense for the first quarter ended March 31, 2008 is $237,419.  The stock based compensation expense for the first quarter ended March 31, 2007 was $306,955.

Other income (expense)

Total other expense for the first quarter ending on March 31, 2008 was $75,516 compared to other income of $10,366 for the first quarter ending on March 31, 2007.  The decrease from other income to other expense was due to a settlement loss of $100,180 resulting from a lawsuit described in Note 11.

Net loss

The Company incurred a net loss of $1,886,308 for the first quarter ending on March 31, 2008 or $(.03) per share, compared to the net loss of $1,724,637 for the first quarter ending March 31, 2007 or $(.03) per share. But for the impairment of intangible assets of $136,668, the net loss for the first quarter ending on March 31, 2008 would have been $1,749,640.

LIQUIDITY AND CAPITAL RESOURCES FIRST QUARTER ENDING MARCH 31, 2008 COMPARED TO THE FIRST QUARTER ENDING MARCH 31, 2007

At March 31, 2008, we had cash and cash equivalents, of $996,426, compared to $4,026,889 at March 31, 2007.  The Company raised approximately $9,010,000 in additional equity capital through equity transactions during the year ended December 31, 2007.

Net cash used by operating activities decreased by 6.9% to $1,420,560 for the quarter ended March 31, 2008 as compared to $1,525,407 for the quarter ended March 31, 2007.  Cash provided by discontinued operations was $485 for the quarter ended March 31, 2008 and net cash used by discontinued operations of $14,820 for the quarter ended March 31, 2007.

Net cash used by investing activities was $20,080 for the quarter ended March 31, 2008, as compared to $131,029 for the quarter ending March 31, 2007. The change was due to additions of property and equipment for our manufacturing plant in the prior year.

Net cash provided by financing activities was $0 for the quarter ended March 31, 2008, as compared to $5,023,102 for the quarter ended March 31, 2007.  Net cash provided by financing activities for the quarter ended March 31, 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 19, 2008.

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen
Steven J. Cohen
Director, and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of August 19, 2008.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	Unaudited
Current Liabilities	3/31/2008	12/31/2007
Accounts payable	$893,147	$709,027
Accrued expenses and other	1,017,562	2,189,308
Total current liabilities	1,910,709	2,898,335

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 75,056,375 and
72,056,375 shares, respectively	3,753	3,600
Additional paid-in capital	70,792,295	69,603,639
Accumulated deficit	(64,825,927)	(62,939,616)

Total stockholders' equity	5,970,121	6,667,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,880,830	$9,565,958

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2008	2007
REVENUES:
Products	$66,444	$213,076
Services	-	147
Total revenues	66,444	213,223

COST OF REVENUES:
Products	493,705	600,687
Total cost of revenues	493,705	600,687

GROSS MARGIN	(427,261)	(387,464)

OPERATING EXPENSES:
Selling, general and administrative	1,318,530	1,359,226
Impairment of intangible assets	136,668	-
Amortization of intangible assets	3,333	3,333
Loss on asset disposals, net	(75,000)	-
Total operating expenses	1,383,531	1,362,559

OPERATING LOSS	(1,810,792)	(1,750,023)

OTHER INCOME (EXPENSES):
Rental and other income	10,863	10,500
Interest income	13,836	1,242
Interest expense	(35)	(1,376)
Settlement (loss) gain	(100,180)	-
Total other income (expenses)	(75,516)	10,366

LOSS FROM CONTINUING OPERATIONS	$(1,886,308)	$(1,739,657)

DISCONTINUED OPERATIONS
Income from discontinued operations
(net of applicable tax of $0 in 2008 and 2007)	$-	$15,020

NET LOSS	$(1,886,308)	$(1,724,637)

Net Loss per Share from continuing operations
- Basic and Diluted	$(0.03)	$(0.03)
Net Loss per Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Shares Basic and Diluted	75,056,375	65,678,053

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2008	2007
Cash Flows From Operating Activities From Continuing Operations:
Net loss	$(1,886,308)	$(1,724,637)
Less: Income from discontinued operations, net of tax	-	15,020
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation and amortization	172,742	162,071
Issuance of common stock and warrants for services	-	6,765
Amortization of noncash expenses associated with stock and
warrants issued for services	-	113,339
Stock based compensation expense	237,419	306,955
Impairment of intangible assets	136,668	-
Stock and warrant settlement	97,026	-
	(46,846)
(Increase) in:
Accounts receivable	(10,558)	(40,800)
Inventory	(80,074)	(136,563)
Prepaid expenses and other assets	45,790	(127,946)
Increase in:	-
Accounts payable and accrued expenses	(86,418)	(69,570)
Cash flows used in operating activities from continuing operations	(1,420,560)	(1,525,407)

Cash Flows From Investing Activities From Continuing Operations:
Purchase of property and equipment	(20,080)	(131,029)
Cash flows used in investing activities from continuing operations	(20,080)	(131,029)

Cash Flows From Financing Activities From Continuing Operations:
Net proceeds from stock subscription receivable	-	3,559,025
Exercise of options and warrants	-	1,469,906
Payments on capital lease obligations	-	(5,829)
Cash flows provided by financing activities from continuing operations	0	5,023,102
Net cash and cash equivalents used in (provided by) continuing operations	(1,440,640)	3,366,666
Net cash and cash equivalents provided (used) by discontinued operations	485	(14,820)
Net (decrease)increase in cash and cash equivalents	(1,440,155)	3,351,846

Cash and cash equivalents, at beginning of period	2,436,580	675,043
Cash and cash equivalents, at end of period	$996,426	$4,026,889

Supplemental Disclosures of Cash Flow Information:
Interest paid	$35	$1,376

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	$-	$6,765
Issuance of common stock in settlement of accrual	$840,000
Stock subscriptions receivable incurred for issuance of stock	$-	$3,398,976

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

Z TRIM HOLDINGS, INC.

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

Z TRIM HOLDINGS, INC.

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

Z TRIM HOLDINGS, INC.

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

Reclassification

On August 6, 2008, in connection with the United States Securities and Exchange Commission’s review of our financial statements, we determined that we needed to amend our financial statements for the year end 2007 in order to clarify certain information, be compliant with federal rule and regulations and correct an error relating to an expense recognized in the first quarter of 2007 that should have been incurred in the fourth quarter of 2004. Specifically, the Company’s recognition of expense of $2,182,175 relating to the release of restrictions on shares of stock on March 9, 2007 was incorrect.  The Company has restated the transaction to fully recognize the expense when the shares of stock were issued, in the fourth quarter of 2004.  As a result, the investor relation expense of $2,182,175 that was recognized in the first quarter of 2007 has been removed against additional paid in capital.  Further, as a result of the recognition of expense as of the fourth quarter 2004, the valuation of the unrecognized stock at fourth quarter of 2004 was $1,170,000 less than the valuation in the first quarter of 2007. This results in an increase in investor relations expense in 2004 of $1,012,175 and a reduction in retained earnings in 2004 of $1,012,175, with a corresponding reduction in retained earnings for all periods thereafter.  For the year ended December 31, 2007, the net result was an increase to retained earnings of $1,170,000.  Further, the net loss per share for the year ending December 31, 2007 was reduced from $0.21 per share to $0.18 per share.

Z TRIM HOLDINGS, INC.

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

Z TRIM HOLDINGS, INC.

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

Z TRIM HOLDINGS, INC.

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

NOTE 9 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31
	2008	2007
Numerator:
Net loss from continuing operations	$(1,886,308)	$(1,739,657)
Income from discontinued operations	$-	$15,020
Net loss	$(1,886,308)	$(1,724,637)
Denominator:

Weighted average number of shares outstanding	75,056,375	65,678,053

Net loss per share from continuing operations- basic and diluted	$(0.03)	$(0.03)
Income per share from discontinued operations - basic and diluted	$-	$0.00
Net loss per share-basic and diluted	$(0.03)	$(0.03)

As the Company incurred net losses for the three months ended March 31, 2008 and 2007, the effect of dilutive securities totaling 2,206,128 and 3,906,811 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

NOTE 10 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of March 31, 2008 and 2007

	3/31/2008		12/31/2007
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	16,595,523	$1.04	20,285,749	$0.99
Granted	-	-	262,000	1.19
Exercised	-	-	(254,210)	0.77
Expired and Cancelled	(491,750)	$1.06	(470,000)	0.96
Outstanding at end of period	16,103,773	$1.04	19,823,539	$1.04

Exercisable at end of period	16,053,773	$1.04	19,498,539	$1.04

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

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

Z TRIM HOLDINGS, INC.

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

NOTE 17 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	Three Months Ended
	March 31
	2008	2007
Net Revenue:
Food Product Development	$66,444	$213,076
Net Revenue by Reportable Segment	$66,444	$213,076
All Other Operating Revenue	-	147
Consolidated Net Revenue	$66,444	$213,223
Operating Income (Loss):
Food Product Development	$(756,346)	$(765,909)
Operating Loss by Reportable Segment	$(756,346)	$(765,909)
All Other Operating Loss	(1,054,446)	(984,114)
Consolidated Operating Loss	$(1,810,792)	$(1,750,023)
Net Loss:
Food Product Development	$(756,346)	$(766,136)
Net Loss by Reportable Segment	$(756,346)	$(766,136)
All Other Net Loss	(1,129,962)	(973,521)
Consolidated Net Loss from
Continuing Operations	$(1,886,308)	$(1,739,657)
Net (Loss) Income from Discontinued
Operations
Personal Safety Training and Products	$-	$533
E-tailer	-	14,487
Net (Loss) Income from
Discontinued Operations	$-	$15,020
Consolidated Net Loss	$(1,886,308)	$(1,724,637)

	March 31
Total Assets:	2008	2007
Food Product Development	$6,290,528	$6,365,973
All other segments	1,590,302	3,137,949
	7,880,830	9,503,922
Discontinued Operations:
Personal Safety Training and Products	-	62,036
E-tailer	-	-
	-	62,036
Consolidated assets	$7,880,830	$9,565,958