Form 10-Q
period 2008-06-30
Z TRIM HOLDINGS, INC
filed 2008-08-20
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The registrant has a single class of common stock, par value $.00005 per share, of which there were 76,301,375 shares issued and outstanding as of August 10, 2008.

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

Overview.

Z Trim Holdings, Inc. is an emerging growth company focused on the production, marketing and distribution of custom functional food ingredient solutions for both domestic and international markets. The Company’s namesake product is a USDA-developed, all-natural, zero calorie functional food ingredients made from healthy dietary fiber. The Company has an extensive intellectual property portfolio, highlighted by an exclusive license from the USDA to make, use and sell Z Trim both domestically and internationally.   Z Trim can be produced from virtually any agricultural product, including corn and/or oat.  Current Z Trim products include gels and powders used to replace portions of fat, gums, starches and carbohydrates in foods.  In addition to replacing fat and adding fiber, Z Trim’s products provide a number of other value-added functionalities. Specifically, Z Trim’s products can improve capacity and yield to a finished product line.  Z Trim’s Products offer significant process improvements by reducing loss, reducing breakage, and contributing toward waste reduction and utilization.  Our products also offer moisture control, flavor encapsulation, heat, pH and freeze/thaw stability, while enhancing mouthfeel and texture.

The Company currently manufactures and markets Z Trim products as competitive ingredients that improve the food industry's ability to deliver on its promises of healthier foods. The Company's primary goal is establishing Z Trim as an important ingredient in revolutionizing the food industry.  The Company is developing its market through (i) direct sales to major food manufacturers, as well as small and mid size companies, and (ii) direct sales to large food institutions such as those that supply to restaurants, hospitals, schools and cafeterias. We have an aggressive plan to educate the food industry about the uses and benefits of Z Trim products. Additionally, our research and development team, including strategic industry partners, continues to develop additional products.

Z Trim Holdings, Inc. was incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.

Z Trim’s products compete against fats, fat replacers, modified starches, gums, and similar ingredients.  None of these other products functions identically to our products.  Our business is part of the global $25-30 billion per year (2006) business of food additives.  The global hydrocolloid business is a comparably minor $3.80 billion per year.  Specifically, the U.S. fat replacer and bulk dietary fiber (supplement) markets are estimated to be $ 500 million each.  The global business of hydrocolloids at large is intensely oligopolistic with few major players and the food sector market, although growing at 6.5%, is still very competitive.

The Company protects an array of intangible assets that includes patents pending and issued, as well as a wide array of trade secrets and know-how, trademarks and copyrights.  Central to this portfolio is an exclusive license to US Patent No. 5,766,662, including all related international patents, issued to Dr. George Inglett of the USDA.  This license expires upon the expiration of the underlying patent in late 2015.  Through the process of development and commercialization of the technology, the Company has identified and sought patent protection for improvements to the manufacturing process, product applications and is currently developing several commercially promising spin-off technologies.  The Company also maintains a stable of trademarks that continues to gain value through usage and increased brand recognition.

Presently, the Company employs 24 full-time employees and no part-time employees.

RECENT MATERIAL DEVELOPMENTS

The results of the last 6 months are the beginning of what we believe is a very positive trend.  Although our net sales numbers are slightly down from the first 6 months of 2007, that does not tell the whole story.  Since new management took over in August of 2007, we have significantly changed our marketing strategy.  In the first half of 2007, the vast majority of our sales came directly through internet sales to individual end-users.  Most of these sales were in very small quantities to customers who were not necessarily repeat customers.  In the first six months of 2008, the vast majority of our sales have been to food manufacturers, who are purchasing in much greater quantities with repeat and expanding orders.

In fact, this trend in sales growth to food manufacturers, shows a 316% increase from the first quarter of 2008 to the second quarter of 2008.  Early indications are that sales growth will continue in the third quarter of 2008.

On May 15, 2008, the Company provided samples of three shelf-stable Heinz Heart Healthy dressings made with Z Trim at the Z Trim booth #9554 during the National Restaurant Show, May 17-20 in McCormick Place in Chicago.  The 1.5 ounce single-serving pouches of Heart Healthy Ranch, Heart Healthy Thousand Island, and Heart Healthy French dressings each contain zero grams of trans fat, zero grams of saturated fat, and zero milligrams of cholesterol, with a calorie count ranging between 45 and 60 calories.  Interest generated by the demonstration of the Z Trim natural functional fiber ingredient across most of Heinz's "Heart Healthy" line of 1.5 ounce single-serving pouches of salad dressings during the National Restaurant Show resulted in the transference of the relevant sales leads from Z Trim to the marketing and sales department at Heinz.  Z Trim's natural corn fiber ingredient also generated interest during the NRA when introduced as a functional ingredient in the formulation for a reduced fat lemon blueberry loaf, sold throughout the western regional network of retail stores of a national beverage chain. A 136 gram serving of the loaf contains just 10 total grams of fat, and 80 total calories from fat, and zero trans fats. More details concerning nutritionals are available at http://www.starbucks.com/retail/nutrition_food_detail.asp?selProducts=%7B1ACFC CB7%2DF9A7%2D43A7%2D9DDA%2D0B9A7AB59595%7D&store=559&foodZone=53.  The company recently began formulating their Z Trim ingredient without use of soy lecithin or sodium benzoate in order to further advance its appeal as a natural ingredient.

On May 28, 2008 the American Stock Exchange ("Amex") notified Z Trim Holdings, Inc. (the "Company") that the staff of the Amex has determined that the Company is not in compliance with certain of Amex' continued listing standards. Specifically, based upon a review of the Company's Form 10-Q for the period ended March 31, 2008, the Amex Staff determined that the Company reported $5,970,120 of shareholders' equity, which is less than the $6,000,000 threshold for shareholders' equity after losses from continuing operations and net losses in its five most recent fiscal years as required by Section 1003(a)(iii) of the Company Guide. The Amex Staff further determined that the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Amex, as to whether the Company will be able to continue operations and/or meet its obligations as they mature, in violation of Section 1003(a)(iv) of the Company Guide. The letter constitutes a "Deficiency Letter" pursuant to Section 1009 of the Amex Company Guide (the "Guide"). Amex has provided the Company the opportunity to submit a compliance plan to resolve the deficiencies.

On June 27, 2008, the Company submitted its compliance Plan to Amex. On August 13, 2008, Z Trim Holdings, Inc. announced that it intends to file an application with the Securities and Exchange Commission concerning its voluntary withdrawal of its common stock from listing on the American Stock Exchange and seeking withdrawal of registration of its common stock under Section 12(b) of the Securities Exchange Act of 1934. Z Trim anticipates that the application with the SEC will be filed on Monday August 25, 2008 and the voluntary withdrawal will take effect on Friday September 5, 2008. The Company is currently working with a sponsoring market maker to complete the process to qualify trades in the Company's common stock to be quoted on the Over-the-Counter Bulletin Board.

"The Board of Directors and management of this company continue to take positive steps toward righting our course," said Z Trim President Steve Cohen. "We are in the process of evaluating and implementing a broad spectrum of beneficial strategies toward that end," he added. "As regards the public trading of our stock, we began as an over-the-counter issue and our current management believes the OTC arena is, at this time, the better fit for us. After lengthy consideration, our Board and management unanimously agree that this is in the best interests of our shareholders."

The decision follows an examination undertaken by Z Trim management comparing the types of benefits generally realized by a listing on Amex versus the status of Z Trim Holdings currently.

"While there are benefits of an Amex listing for companies that fit a particular profile, we are realizing no particular benefit at this point in our life cycle," said Brian Chaiken, the company's Chief Financial Officer. "The direct and indirect costs of such a listing in terms of finance, working capital, human resources and time can be more efficiently managed as an OTC company. Significantly, this move allows us to more quickly and easily gain access to financing for working capital."

The Company successfully resolved a prior finding of deficiency by Amex in regard to reporting inaccuracies. According to Amex, new and unrelated deficiencies stemming from historical financial performance remain.

"We recognize that at first glance this move from Amex may not appear to be positive to all," Cohen said. "After thorough examination of all information before us, however, it is readily apparent that the added expenses relating to maintaining our listing status do not fit with current management's goal of concentrating all of our resources on building our business," he added. "We are committed to executing our business model, achieving profitability and maximizing shareholder value. As we continue to successfully execute our plans, we will reconsider joining an exchange."

"We're appreciative of Amex and its staff for their service over the past several years," Cohen said. "We believe we will ultimately regain compliance with listing standards regarding financial performance, irrespective of our listing status," he added.

On July 22, 2008, the Company announced that it is exhibiting and providing samples of healthier burgers, dressings and snack bars to an estimated 7,000 food service directors and school nutrition professionals at the School Nutrition Association's 2008 Annual Nutrition Conference (ANC) July 20-23 in Philadelphia, Pennsylvania.

The exhibited products, made by a host of small to large food manufacturing firms who sell their items to school food service, represent an increasingly broad array of marketplace goods that are made healthier with Z Trim’s unique natural corn bran fiber.

Multi-functional Z Trim improves nutritional profiles while at the same time contributing other benefits, such as helping one of the top privately held meat processors in the United States to sustain juiciness in the leanest of meats throughout cooking.

"American Foods Group has been investing in the development of nutritious lean meat products for many years," said Vincent Degrado, Corporate Vice President of Technical Services for American Foods Group. "Our new turkey burger has only 120 calories and 7 grams of fat per serving, plus a gram of fiber," he said of the turkey burger containing the Z Trim natural corn bran fiber. "Child nutrition is a major focus of our R & D department and we have many ideas for other better tasting, low calorie products to keep American kids healthy," he added.

A varied list of food producers selling to both retail and to schools is realizing the benefits and attributes of Z Trim. Z Trim's successes within the school districts of Florida gained the attention of one of the top dressing manufacturers for retail and food service. That same company, which has since become a customer of Z Trim, now makes and sells a line of reduced fat dressings containing Z Trim to a group of 39 of the 67 school districts in Florida. That group of 39 districts, which now includes Dade County, is the largest buying entity for school food service in the nation, serving approximately 115 million meals per year to Florida school children, according to Frank Mullins, MS, RD, advisor to the school group.

Mullins relays a healthy enthusiasm from the group toward Z Trim. "They like the taste of these dressings so much that they have expressed interest in hearing about any other products made with Z Trim," he said, "as would any of the states with whom Florida has reciprocal buying arrangements." Those dressings will be sampled at the Z Trim booth at the ANC.

Scott Vrana, President of Houston-based Consolidated Mills, a producer of a broad array of food products to the foodservice industry including baker's emulsions and processed foods, sees Z Trim as an important option at the right time for food manufacturers.

"Our prime objective in using Z Trim is to reduce fat and caloric content of the foods we manufacture along with offsetting the ever increasing cost of raw materials," he said. "Z Trim allows us to provide a naturally healthier product during a challenging economic period," he added. "It is a win-win for us as manufacturers and for the consumer."

Mr. Vrana notes both the improved nutritional profile and taste attributes Z Trim brings to his items. "One of our sauces without Z Trim has 70 calories with 50 coming from fat," he said. "With Z Trim, we are able to reduce the calories to 25 with only 15 coming from fat while providing virtually an identical product in taste and functionality," he said.

Bakery items are another category well served by Z Trim, which not only replaces fat with fiber in such applications, but can also assure that the other ingredients used, such as in a filling, remain stable when blended.

"We dedicate our efforts to baking as healthfully as we can for all the schools throughout Texas and beyond," said Ignacio Alvarez, owner of San Antonio-based Lux Bakery. "We are currently launching a Sunbutter & Grape Jelly Bar, as well as other breakfast or after school bars, such as a Cinnamon-Apple-Cranberry bar, an oatmeal cinnamon apple cranberry bar, and a sweet potato chocolate flavor bar," he said. "All will feature Z Trim."

Rounding out the array of food categories made healthier by Z Trim, the thousand island, ranch, and French entries into the Heinz "Heart Healthy" line of portion packed salad dressings will be sampled at the Heinz booth.

On June 18, 2008, the Company entered into a private placement agreement where it issued 8% Convertible Senior Secured Notes in the aggregate principal amount of $1,400,000 (“Notes”).  This transaction is described more fully in Note 7 to the Financial Statements set forth herein.

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDING June 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDING June 30, 2007

Revenues

Revenues, excluding those from the discontinued on-line bedding segment (E-tailer), decreased 21% for the three months ending June 30, 2008, from $217,115 for the three months ending June 30, 2007 to $171,863 for the three months ending June 30, 2008.  Revenues, excluding those from the discontinued on-line bedding segment (E-tailer), decreased approximately 45% for the six months ending June 30, 2008 from $430,338 for the six months ending June 30, 2007 to $238,307, as a result of a decrease in product revenues.  The decrease in product revenue was primarily due to the decrease in Z Trim products sales via the internet.  The following table provides a breakdown of the revenues for the periods indicated:

	Three months ending June 30,
	2008	2007
Products	$171,863	$217,213
Services	--	98
Total Revenues	$171,863	$217,235

	Six months ending June 30,
	2008	2007
Products	$238,307	$430,289
Services	--	49
Total Revenues	$238,307	$430,338

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance,  occupancy  expenses,   professional  fees,  and  general operating expenses.   Total operating expenses decreased by $895,345 or 41.5% to  $1,261,468 for the three months ending June 30, 2008 from $2,156,813 for the three months ending June 30, 2007. The decrease in operating expenses was due to a decrease in production and stock based compensation expense.  However, these decreases were offset by increases in fees paid to legal, accounting and auditing professionals related to litigation and reconciliation and audit of past financial statements.  Total operating expenses decreased by $813,193 or approximately 22.9% to $2,745,179 for the six months ended June 30, 2008 from $3,558,372 for the six months ended June 30, 2007.

The stock based compensation expense for the three months ended June 30, 2008 was $12,292 compared to $1,063,302 for the three months ended June 30, 2007 – a decrease of 98.85%.  The stock based compensation expense for the six months ending June 30, 2008 was $249,711.  The stock based compensation expense for the six months ending June 30, 2007 was $1,370,257 – a decrease of 81.78%.

Other income (expense)

Total other expense for the three months ended June 30, 2008 was $14,436 compared to other income of $288,119 for the comparable period in 2007 -- a decrease of 1,050%. Total other income for the six months ending on June 30, 2008 was $10,228 compared to other income of $298,485 for the six months ending on June 30, 2007.  In the second quarter of 2007, the Company recovered a loan loss of $200,000.  In the second quarter of 2008, the Company had an interest expense of $23,008.

Net loss

The Company incurred a net loss for the second quarter of 2008 of $1,658,253 or $.02 per share, a $827,434 decrease from the net loss of $2,485,687 or $.03 per share for the second quarter of 2007.

The Company incurred a net loss of $3,544,561 for the six months ending on June 30, 2008 or $(.05) per share, from the net loss of $4,210,324 for the six months ending June 30, 2007 or $(.06) per share.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND SIX MONTHS ENDING JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDING JUNE 30, 2007

At June 30, 2008, we had cash and cash equivalents, of $719,591, compared to $5,918,435 at June 30, 2007. The Company raised approximately $8,898,376 in additional equity capital through equity transactions during the first six months of 2007.

Net cash used by operating activities decreased by 11.4% to $2,794,730 for the six months ending June 30, 2008 as compared to $3,153,691 for the six months ending June 30, 2007.  Cash provided by discontinued operations was $0 for the six months ending June 30, 2008 and $12,507 for the six months ending June 30, 2007.

Net cash used by investing activities was $28,618 for the six months ending June 30, 2008, as compared to $501,294 for the six months ending June 30, 2007. The change was due to additions of property and equipment for our manufacturing plant in 2007.

Net cash provided by financing activities was $1,105,874 for the six months ending June 30, 2008, as compared to $8,898,377 for the six months ending June 30, 2007.  Net cash provided by financing activities for both the six months ending June 30, 2008 and 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised.

As of June 30, 2008, our cash balance was approximately $719,591.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 18 to 27 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of our Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period to ensure the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is accumulated an communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified the following material weakness as of June 30, 2008 relating to the Company’s internal control over financial reporting:

■
The Company did not maintain, and lacked resources to maintain, a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements.  Specifically, the Company had deficiencies in finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles with respect to a complex financing transaction involving convertible debt and warrants entered into by the Company in June 2008.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Remediation Efforts

Management has begun implementing the following actions to remediate the material weakness and deficiencies in disclosure and procedures described above:

■
Increase communication internally and with outside advisors.  We are in the process of implementing policies and processes to increase communication by and among senior management, external advisors and other third parties relevant to the disclosure process.

Changes in Internal Control Over Financial Reporting.   During the second quarter of 2008, there were no changes in internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As previously reported, the Company settled an outstanding case with Farhad Zaghi and related parties (collectively, "Zaghi").  As soon as the S.E.C. approves the registration statement for the shares of common stock issued pursuant to the settlement agreement, the shares will become free-trading, and the parties will be obligated to dismiss the case.

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

During November 2007, the Company determined, through the course of its investigation of all prior equity transactions, that 1,040,000 options that were issued in 2002 and 2003 to a former officer were both issued without proper authorization and as non-qualified stock options, as opposed to qualified.  The Company had previously treated these options as if properly issued and as qualified “incentive stock options.”  The former officer exercised these options in 2004 and 2005, resulting in the issuance of 1,040,000 shares of common stock.  The Company shall seek to rescind these transactions and thus recover the shares.  In order to do so, the Company would have to reimburse the former officer the amount paid to exercise the options (listed at $132,000).  If the Company is unsuccessful in recovering the shares, it could potentially be responsible for unpaid FICA and Medicare taxes resulting from the re-classification of the options from qualified to non-qualified.  This potential liability would be for approximately $166,000, half of which would be the responsibility of the Company, and half of which would the responsibility of the former officer.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in our Annual Report for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

/s/ Steven J. Cohen	/s/ Brian Chaiken
Steven J. Cohen	Brian Chaiken
Director and Chief Executive Officer (principal executive officer)	Chief Financial Officer (principal financial or accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

----------------------
*Filed herewith

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
Current Assets	6/30/2008	12/31/2007
Cash and cash equivalents	$719,591	$2,436,581
Accounts receivable (net of allowance of $10,067 in 2008
and $1,005 in 2007)	115,168	7,522
Inventory	534,212	592,666
Prepaid expenses and other assets	102,806	152,597
Net assets of discontinued operations	-	485

Total current assets	1,471,777	3,189,851

Property and equipment, net	5,909,454	6,221,653

Other Assets
Intangible assets, net	-	140,001
Prepaid Loan Cost	427,917
Deposits	14,453	14,453

Total other assets	442,370	154,454

TOTAL ASSETS	$7,823,601	$9,565,958

The accompanying notes are an integral part of these consolidated condensed financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	Unaudited
Current Liabilities	6/30/2008	12/31/2007
Accounts payable	$994,252	$709,027
Accrued expenses and other	619,966	2,189,308
Total Current Liabilities	1,614,218	2,898,335

Notes Payable - Long Term	16,397	-

Total Liabilities	1,630,615	2,898,335

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 75,826,375 and
72,056,375 shares, respectively	3,815	3,600
Additional paid-in capital	72,649,285	69,603,639
Accumulated deficit	(66,460,114)	(62,939,616)

Total Stockholders' Equity	6,192,986	6,667,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,823,601	$9,565,958

The accompanying notes are an integral part of these consolidated condensed financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30	2008	2007
REVENUES:
Products	$238,307	$430,289
Services	-	49
Total revenues	238,307	430,338

COST OF REVENUES:
Products	1,047,917	1,393,282
Total cost of revenues	1,047,917	1,393,282

GROSS MARGIN	(809,610)	(962,944)

OPERATING EXPENSES:
Selling, general and administrative	2,713,056	3,518,283
Impairment of intangible assets	136,668	-
Amortization of intangible assets	3,333	6,667
Loss on asset disposals, net	(74,987)	3,922
Total operating expenses	2,778,070	3,528,872

OPERATING LOSS	(3,587,680)	(4,491,816)

OTHER INCOME (EXPENSES):
Rental and other income	17,663	21,000
Interest income	15,608	79,530
Interest expense	(23,043)	(2,045)
Recovery of (provision for) loan		200,000
Settlement (loss) gain	32,891	(29,500)
Total other income (expenses)	43,119	268,985

LOSS FROM CONTINUING OPERATIONS	$(3,544,561)	$(4,222,831)

DISCONTINUED OPERATIONS
Income from discontinued operations
(net of applicable tax of $0 in 2008 and 2007)	$-	$12,507

NET LOSS	$(3,544,561)	$(4,210,324)

Net Loss per Share from continuing operations
- Basic and Diluted	$(0.05)	$(0.06)
Net Loss per Share - Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Number of Shares Basic and Diluted	75,804,708	68,852,048

The accompanying notes are an integral part of these consolidated condensed financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30	2008	2007
Cash Flows From Operating Activities From Continuing Operations:
Net loss	$(3,544,561)	$(4,210,324)
Less: Income from discontinued operations, net of tax	-	12,507
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation and amortization	303,423	332,341
Loss on asset disposal	40,727	3,922
Provision for bad debt	9,062	-
Issuance of common stock and warrants for services	230,000	6,765
Amortization of noncash expenses associated with stock and
warrants issued for services	-	113,339
Stock based compensation expense	249,711	1,370,257
Recovery of loan loss	-	(200,000)
Impairment of intangible assets	136,668	-
Stock and warrant settlements	28,901	29,500
Non-cash settlements of liabilities	(111,792)	-
Amortization of noncash loan interest expense	17,154	-
(Increase) in:
Accounts receivable	(116,708)	(104,053)
Inventory	58,454	(283,151)
Prepaid expenses and other assets	57,043	(159,804)
Increase in:	-
Accounts payable and accrued expenses	(152,812)	(39,976)
Cash flows used in operating activities from continuing operations	(2,794,730)	(3,153,691)

Cash Flows From Investing Activities From Continuing Operations:
Purchase of property and equipment	(28,818)	(502,794)
Proceeds from asset disposals	200	1,500
Cash flows used in investing activities from continuing operations	(28,618)	(501,294)

Cash Flows From Financing Activities From Continuing Operations:
Net proceeds from convertible notes payable	1,105,874	-
Net proceeds from sales of stock	-	7,838,001
Exercise of options and warrants	-	872,289
Payments on capital lease obligations	-	(11,913)
Proceeds from notes receivable for stock, net	-	200,000
Cash flows provided by financing activities from continuing operations	1,105,874	8,898,377
Net cash and cash equivalents used in (provided by) continuing operations	(1,717,474)	5,243,392
Net (decrease)increase in cash and cash equivalents	(1,717,474)	5,243,392

Cash of discontinue segment beginning of period	484	-
Cash and cash equivalents, at beginning of period	2,436,581	675,043
Cash and cash equivalents, at end of period	$719,591	$5,918,435

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,841	$2,045
Interest to be paid in stock	$5,666	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	$1,771,800	$6,765
Stock subscription payable	$-	$150,000
Issuance of common stock in settlement of accrual	$903,700
Stock subscriptions receivable incurred for issuance of stock	$-	$3,398,976

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

Presentation of Interim Information

The financial information at June 30, 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2007.

The results for the six months ended June 30, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Z Trim Holdings, Inc. and its subsidiaries after elimination of significantly all intercompany accounts and transactions.

On September 17, 2007, the Company resolved to discontinue all subsidiaries, other than FiberGel.  Accordingly, the accompanying consolidated financial statements for the six months ended June 30, 2007 have been restated to present the results of two out of three segments as discontinued operations.

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
JUNE 30, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of June 30, 2008, the allowance for doubtful accounts was $10,067.  As of June 30, 2007 the allowance for doubtful accounts was $0.

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

Intangible Assets

Intangible assets were carried at the purchased cost less accumulated amortization. Amortization was computed over the estimated useful lives of the respective assets, generally from fifteen to twenty years.

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
JUNE 30, 2008 AND 2007

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for six months ended June 30, 2008 was $35,978.  The amount for the six months ended June 30, 2007 was $329,987.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $12,292 and $1,063,302 for quarters ended June 30, 2008 and 2007, respectively.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Reclassification.

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

The Company is currently in the process of obtaining additional financing for its current operations.

NOTE 3 – INVENTORY

At June 30, 2008 and December 31, 2007, inventory consists of the following:

	6/30/2008	12/31/2007
Raw materials	$42,850	$30,402
Work-in-process	-	4,850
Packaging	55,812	67,421
Finished goods	435,549	489,993
Other		-
Total inventory	$534,212	$592,666

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At June 30, 2008 and December 31, 2007, property and equipment, net consists of the following:

	Three months ended		Six months ended
	June 30		June 30,
	2008	2007	2008	2007

Production, engineering and other equipment	5,301,635	5,258,094	5,230,198	4,976,871
Leasehold improvements	2,801,053	2,776,314	2,801,053	2,745,917
Office equipment and furniture	588,521	596,750	591,853	574,960
Computer equipment and related software	150,584	369,077	188,179	336,143
Construction in process - equipment	-	-	62,700	-
	8,841,792	9,000,235	8,873,982	8,633,891

Accumulated depreciation	(2,932,339)	(2,565,565)	(2,801,659)	(2,398,629)

Property and equipment, net	5,909,454	6,434,670	6,072,324	6,235,262

Depreciation expense was $340,802 and $327,078 for the six months ended June 30, 2008 and June 30, 2007, respectively. The depreciation expense was $171,393 and $168,704 for the three months ended June 30, 2008 and June 30, 2007 respectively.

NOTE 5 – INTANGIBLE ASSETS

As of April 16, 2008, management determined that it did not want to continue paying the costs associated with the License Rights to our Nutritional Analysis Tools System (“NATS”) website, and therefore the Company terminated the license agreement and wrote off the asset as impaired.  At June 30, 2008, the carrying cost of $136,668 was expensed.

Amortization of intangibles was $0 and $3,337 for the quarters ended June 30, 2008 and 2007, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER

At  June 30, 2008 and December 31, 2007 accrued expenses consist of the following:

	6/30/2008	12/31/2007
Accrued legal	$38,469	$457,747
Accrued payroll and taxes	18,764	65,510
Accrued settlements	332,424	1,328,273
Accrued expenses and other	230,310	337,778
Total accrued expenses and other	$619,967	$2,189,308

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 7 – STOCKHOLDERS' EQUITY

Private Placement Offerings

On June 18, 2008, the Company issued 8% Convertible Senior Secured Notes in the aggregate principal amount of $1,400,000 (“Notes”).  Interest is payable quarterly in registered shares of common stock of the Company at $0.26 per share.  Upon the event of a default, the stated interest rate of the Notes will be increased to 18% per annum. The Notes mature in two years from date of issuance.  The Notes and accrued interest are payable in full at maturity.  All amounts due under the Notes may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company’s common stock at a conversion price of $.26 per share.  The Notes are secured by a first priority perfected interest in all the assets of the Company.

Each $100,000 principal amount of Notes is convertible, at the option of the holders, into 384,615 shares of the Company’s common stock.  Holders of each $100,000 principal amount of Notes received two five-year warrants, one to purchase 230,769 shares of Common Stock with an exercise price of $0.01 per share (the “$0.01 Warrants”), and the other to purchase 153,846 shares of Common Stock with an exercise price of $0.26 per share (the “$0.26 Warrants” and, together with the $0.01 Warrants, collectively the “Warrants”).  The total warrants issued were 5,384,613 with a fair value of $1,287,981.  Proceeds from the Notes have been allocated to Convertible Notes Payable and Additional Paid-In Capital based upon the fair value of these financial instruments in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Notes have a beneficial conversion feature, which have a value of $455,416, as defined by Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.

The terms of the Notes require redemption in cash at 115% of face value upon certain defaults that are indexed to risks other than interest or credit risk.  The put feature should be separately accounted for as a derivative under FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The Company’s assessment of the value of the put feature is de minimus.

In connection with the issuance of the Notes and Warrants, the Company incurred $1,340,085 of issuance costs, which primarily consisted of investment banker fees in cash and warrants and legal and other professional fees.  The costs have been allocated to the Warrants and Notes based upon the fair value of these financial instruments.  The costs allocated to the Notes are $435,159, of which $427,917 are noncurrent. These costs are being amortized as interest expense using the effective interest method over the term of the Notes.

The Notes were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act and of Regulation D promulgated under the Act.  In connection with the issuance of the Notes, the Company entered into registration rights agreements and has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

The following is a summary of principal maturities of long-term debt during the next five years:

2009	$-
2010	1,400,000

Exercising of Stock Warrants and Options

During the first six months of 2008 no stock warrants and options were exercised.  The Company received total proceeds of $1,469,000 by virtue of 1,569,551 options and warrant exercised, and an additional 11,578 non-cash warrants exercised, in the first six months of 2007.

Common Stock Issued on the Cashless Exercise of Warrants

No shares of common stock were issued on the cashless exercise of warrants during the first six months of 2008 or 2007.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Director’s Grant of Equity

On January 3, 2008, the Board of Directors approved a compensation plan that includes a grant of 200,000 shares of common stock to each of the five external directors.  A tax gross up of up to 35% will be included.  These shares were issued in April of 2008.  The Board also created a pool of an additional 500,000 shares of common stock that will be awarded based on the amount of time spent per director on Company affairs outside of monthly board meetings.

NOTE 8 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:

	Six Months Ended
	June 30
	2008	2007
Numerator:
Net loss from continuing operations	$(1,658,253)	$(2,483,174)
Income from discontinued operations	$-	$(2,513)
Net loss	$(1,658,253)	$(2,485,687)
Denominator:

Weighted average number of shares outstanding	75,804,708	72,026,042

Net loss per share from continuing operations- basic and diluted	$(0.02)	$(0.03)
Income per share from discontinued operations - basic and diluted	$-	$0.00
Net loss per share-basic and diluted	$(0.02)	$(0.03)

	Six Months Ended
	June 30
	2008	2007
Numerator:
Net loss from continuing operations	$(3,544,561)	$(4,222,831)
Income from discontinued operations	$-	$12,507
Net loss	$(3,544,561)	$(4,210,324)
Denominator:

Weighted average number of shares outstanding	75,430,542	68,852,048

Net loss per share from continuing operations- basic and diluted	$(0.05)	$(0.06)
Income per share from discontinued operations - basic and diluted	$-	$0.00
Net loss per share-basic and diluted	$(0.05)	$(0.06)

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

As the Company incurred net losses for the three and six months ended June 30, 2008 and 2007, the effect of dilutive securities totaling 2,206,128 and 3,906,811 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 9 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of June 30, 2008 and December 31, 2007 is as follows:

	Six Months Ended		Year Ended
	6/30/2008		12/31/2007
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	16,595,523	$1.04	20,285,749	$0.99
Granted	100,000	0.27	2,532,000	1.19
Exercised	-	-	(453,318)	0.77
Expired and Cancelled	(1,426,750)	$1.02	(5,768,908)	0.96
Outstanding at end of period	15,268,773	$1.04	16,595,523	$1.04

Exercisable at end of period	15,143,773	$1.04	16,270,523	$1.04

At June 30, 2008 the aggregate intrinsic value of all outstanding options was $0 with a weighted average remaining contractual term of 1.5 years, of which 15,143,773 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $1.04 and a weighted average remaining contractual term of 1.5 years.  The total intrinsic value of options exercised during the quarter ended June 30, 2008 was $0.  The total fair value of options vested during the first quarter of 2008 was $237,419.

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

	2008	2007
Weighted average fair value per option granted	$0.27	$1.35
Risk-free interest rate	2.91%	4.89%
Expected dividend yield	0.00%	0.00%
Expected lives	3.00	3.00
Expected volatility	98.59%	108.95%

As of June 30, 2008, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $16,162, which had an average expense recognition period of 135 days.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

As of June 30, 2008, the Company had reserved 20.0 million shares for issuance under the Plan.  As of June 30, 2008, the Company had 3.77 million options available for grant under the Plan.

Stock options outstanding at June 30, 2008 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	14,773,773	1.5	$ 0.99	14,648,773
$1.51-$3.00	495,000	1.7	$ 2.35	495,000
	15,268,773	1.5	$ 1.03	15,143,773

As of June 30, 2008 and 2007, the Company has warrants outstanding to purchase 5,056734 and 4856,734 shares of the Company’s common stock, respectively, at prices ranging from $0.26 to $1.20 per share.  These warrants expire at various dates through May 2012.   There were 200,000 warrants issued in the second quarter of 2008 and 220,000 warrants issued in the second quarter of 2007, respectively.  These numbers exclude the warrants issued pursuant to the private placement executed by the Company on June 18, 2008 and described more fully in Note 7 hereinabove.

NOTE 10 – SETTLEMENT LOSSES

In April 2008, the Company settled a case with a former employee, Daniel Caravette.  The Company agreed to pay $50,000 cash, and to provide 245,000 shares of unrestricted common stock with a fair value of $63,700 and 200,000 three-year warrants at a strike price of $0.26, with a fair value of $33,326, in exchange for a release of all claims.

The Company executed an agreement with Farhad Zaghi on February 8, 2008.  Pursuant to the agreement, 3,000,000 shares of the Company’s common stock were issued at a fair value of $840,000 as of February 8, 2008 and 2,500,000 warrants are to be issued with a fair value of $332,424 as of June 30, 2008.

NOTE 11 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were three significant customers that accounted for greater than 9% (each) for the quarter ended June 30, 2008. These three customers accounted for 45%, 12% and 9 % of total sales.  There were no significant customers for the quarter ended June 30, 2007.  There were no outstanding amounts at June 30, 2008.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At June 30, 2008 and December 31, 2007, $619,591 and $2,336,581 respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 12 – COMMITMENTS

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

The Company also leases a 5,000 square foot warehouse in Mundelein, Illinois.  The lease commenced on August 1, 2007 and ends July 31, 2011.  The monthly net rent is $2,750.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2009	286,433
2010	98,466
2011	21,046
$405,945

NOTE 13 – PENDING LITIGATION/ CONTINGENT LIABILITY

As previously reported, the Company settled an outstanding case with Farhad Zaghi and related parties (collectively, "Zaghi").  As soon as the S.E.C. approves the registration statement for the shares of common stock issued pursuant to the settlement agreement, the shares will become free-trading, and the parties will be obligated to dismiss the case.

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 14 – PENDING LITIGATION/ CONTINGENT LIABILITY (CONTINUED)

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

During November 2007, the Company determined, through the course of its investigation of all prior equity transactions, that 1,040,000 options that were issued in 2002 and 2003 to a former officer were both issued without proper authorization and as non-qualified stock options, as opposed to qualified.  The Company had previously treated these options as if properly issued and as qualified “incentive stock options.”  The former officer exercised these options in 2004 and 2005, resulting in the issuance of 1,040,000 shares of common stock.  The Company shall seek to rescind these transactions and thus recover the shares.  In order to do so, the Company would have to reimburse the former officer the amount paid to exercise the options (listed at $132,000).  If the Company is unsuccessful in recovering the shares, it could potentially be responsible for unpaid FICA and Medicare taxes resulting from the re-classification of the options from qualified to non-qualified.  This potential liability would be for approximately $166,000, half of which would be the responsibility of the Company, and half of which would the responsibility of the former officer.

NOTE 15 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the first six months of 2008.  There were no related party transactions for the first six months of 2007.

NOTE 16 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2008.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 17 – RESIGNATION OF CHIEF OPERATING OFFICER/ SUBSEQUENT EVENT

On August 18, 2008 the Company’s Chief Operating Officer (“COO”), Michael Theriault, resigned from his position as COO, and has accepted a position as Director of Operational Logistics.  The Company appreciates Mr. Theriault’s service and dedication over the years.  This move is a strategic re-deployment of expertise toward facilitating the long-term growth of the Company.  The Company, as of this time, has not hired a replacement.