Form 10KSB/A
period 2007-12-31
Z TRIM HOLDINGS, INC
filed 2008-08-21
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB/ A
    (Amendment #1)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

COMMISSION FILE NUMBER: 001-32134

Z TRIM HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Identification No.)	(I.R.S. Employer)

1011 CAMPUS DRIVE	(847) 549-6002
MUNDELEIN, ILLINOIS 60060	(Registrant's Telephone Number, Including Area Code)
(Address of Principal Executive Offices, including Zip Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.00005 par value	American Stock Exchange

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

Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,  in  definitive  proxy  or  information  statements  incorporated  by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

 Yes ☐      No  ☒

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

Restated financial information is presented in this report, as well as in our Amended Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008. This amendment and restatement includes revisions to “Part II – Item 6– Management’s Discussion and Analysis or Plan of Operation – Summary of Financial Results – Results of Operations – Business Risks”,  “Part II – Item 8A – Controls and Procedures – Report of Independent Registered Public Accounting Firm (Spector & Wong only)”, “Consolidated Financial Statements, including the statements themselves and specifically Note 9 –Release of Common Stock Stop Order, Note 10 – Net Loss Per Share, Note 13 – Income Taxes and Note 21 – Segment Information” only.  No attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to reflect the corrections described above. The Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures, including the exhibits to the Form 10-KSB and notes to the financial statements, affected by subsequent events. Information not affected by the correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on April 15, 2008. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings. For convenience and ease of reference, we are filing our annual report in its entirety with the applicable changes.

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

EQUITY COMPENSATION PLAN INFORMATION
(AS OF DECEMBER 31, 2007)

NUMBER OF SHARES
REMAINING AVAILABLE
WEIGHTED-AVERAGE	FOR FUTURE ISSUANCE
EXERCISE PRICE OF	UNDER EQUITY
OUTSTANDING	COMPENSATION PLANS	NUMBER OF SHARES TO BE
OPTIONS,	(EXCLUDING SECURITIES	ISSUED UPON EXERCISE OF
WARRANTS AND	REFLECTED IN 1ST	OUTSTANDING OPTIONS,
RIGHTS	PLAN CATEGORY COLUMN)	WARRANTS AND RIGHTS

Equity compensation plans approved by security holders (consisting of the 2004 Stock Incentive Plan):

$1.04	3,281,821	23,359,757

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

Z Trim currently sits in a position of tremendous opportunity.  The food industry, not just in the United States, but also globally, has been searching for foods that reduce fat, add fiber, or both.  Z Trim, through an exclusive license to technology patented by the United States Department of Agriculture, has developed products that both reduce fat and add fiber, with the added benefit of maintaining taste and mouth-feel associated with full fat products.  The market for Z Trim's line of products spans the entire food industry, both low-fat and full fat, including meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.   Despite historical significant net losses, we believe this makes the likelihood of Z Trim achieving success very high.  Positive feedback from consumers, doctors and industry professionals have Z Trim convinced that its timing is right and thus presents enormous opportunity for success.

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

Restatements – updated as of August 19, 2008

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

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance,  occupancy  expenses,   professional  fees,  and  general operating expenses.   Total operating expenses decreased by $5,441,958 or 36.5% to $9,451,284 for the year ended December 31, 2007 from $14,893,242 for the year ended December 31, 2006. The decrease in operating expenses was primarily due to a decrease in stock option expense of $5,931,449. As a result of greater production, our cost of revenues increased as our production levels increased.  However, our cost of revenue on a per unit basis decreases the more product we produce.  The decrease in gross margin is the result of the increase in the sale of product that was produced at cost higher than its sales price.

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

Net loss

The Company incurred a net loss of $12,443,142 for the year ended December 31, 2007 or $0.18 per share, a 24.3% decrease from the net loss of $16,430,884  for year ended December 31, 2006 or $0.28 per share.  This was due to a combination of a decrease in stock option expense offset by an increase in the introduction and promotion of Z Trim products, and for a settlement loss.  The Company does not anticipate or expect that its pending litigation and contingencies will have any material impact on its future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDING DECEMBER 31, 2007 COMPARED TO THE YEAR ENDING DECEMBER 31, 2006

At December 31, 2007, we had cash and cash equivalents of $2,436,581, compared to $675,043 at December 31, 2006.  The Company raised approximately $9,010,000 in additional equity capital through equity transactions during the year ended December 31, 2007.

Net cash used by operating activities increased by 34% to $6,564,026 for the year ended December 31, 2007 as compared to $4,882,891 for the year ended December 31, 2006.  The increase resulted primarily from our net loss of $12,443,142, adjusted for non-cash items including:  depreciation and amortization of $663,956, stock option expense of $3,487,579, loss on asset disposals of $107,905, stock and warrant settlements of $1,357,373, recovery of loan loss of $300,000. Remaining net cash used by operating activities resulted from net increase in assets and liabilities of approximately $406,000.

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

As of March 31, 2008, our cash balance was approximately $996,426.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 18 to 30 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.  The Company is currently seeking sources of working capital financing sufficient to fund delinquent balances and meet on-going trade obligations. Given our current capital raise efforts, the Company does not anticipate or expect that its recurring losses will have any material impact on its internal and external sources of liquidity.

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

We reported a net loss of $16,430,884 for the twelve months ending December 31, 2006 and a net loss of $12,443,142 for the twelve months ending December 31, 2007. At December 31, 2006 and December 31, 2007, respectively, we reported accumulated deficits of $48,472,124 and $62,939,618. If we continue to incur significant losses, our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

 Changes in Internal Control Over Financial Reporting.   During the fourth quarter of 2007, the Company made the following changes to its internal controls:

§	We implemented equity control policies and procedures.

§	We appointed a new independent director to our board and nominated additional independent directors, who were voted in by our shareholders.

§	We engaged new independent auditors.

§
We invested in the implementation of additional and enhanced information technology systems commensurate with the needs of our business and our financial reporting requirements and engaged an independent firm to advise us in this regard.

§	We initiated a number of changes to our human resources policies and received an audit from an independent firm on our human resources functions.

§	We engaged a separate accounting firm to help us prepare for compliance with our upcoming Sarbanes-Oxley Section 404 compliance requirements.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based upon the COSO criteria.  Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has not been audited by the independent registered public accounting firm, who audited the Company’s financial statements as of and for the year ended December 31, 2007 as stated in their report which is included herein.

Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

▪	Congressional Liaison, Institute of Food Technology’s research Committee
▪	Chairman, Technical Board, American Corn Miller’s Federation, Washington, D.C.(1977-1984)

▪	Industry Member USDA’s NC-51 (1980-84)
▪	Panelist at Harvard’s Agriculture and Biotechnology Program

▪	Member, Advisory Panel, American Association of Cereal Chemists(1999-Present)
▪	Cornerstone Member, Council of Agricultural Science and Technology

▪	Member, Board of Directors, Matrix Specialties, K.L., Malaysia
▪	Business Planning Advisor to Universal Food’s, Milwaukee, WI and Pinahs Co., Waukesha, WI

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

SUMMARY COMPENSATION TABLE
LONG-TERM COMPENSATION

ANNUAL COMPENSATION

					AWARDS
					SHARES
					UNDERLYING
					RESTRICTED
NAME AND PRINCIPAL				OTHER	OPTIONS
POSITION	YEAR	SALARY	BONUS	COMPENSATION	STOCK AWARDS

Gregory J. Halpern	2007	$119,099	$--	$--	-
Former Chairman and
Chief Executive Officer	2006	$142,538	$--	$--	1,225,000

Steve J. Cohen
Director and President	2007	$131,175	$--	$--	-

Alan G. Orlowsky
Former Director and
Chief Financial Officer	2007	$106,608	$--	$--	750,000

Triveni P. Shukla
Director and Executive
Vice President - Marketing & Technology	2007	$119,400	$--	$--	-

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

OPTION GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS

		PERCENT OF
	NUMBER OF	TOTAL
	SECURITIES	OPTIONS
	UNDERLYING	GRANTED	TO EXERCISE OR
	OPTIONS	EMPLOYEES	BASE PRICE	EXPIRATION
NAME	GRANTED	IN 2007	($/SHARE)	DATE
Gregory J. Halpern
(via grants to his children)	30,000	1.2%	$1.18	Rescinded by Board action

Steve J. Cohen	0	-	-	-
Alan G. Orlowsky	750,000	29.6%	$1.36	5/1/10
Triveni P. Shukla	0	-	-	-

     OPTIONS EXERCISED DURING 2007 AND OPTIONS VALUES AT DECEMBER 31, 2007

     The following table contains information regarding options exercised during 2007 and unexercised options held at December 31, 2007, by the named executive officers. All of the unexercised options are exercisable.

EXERCISED AND UNEXERCISED
OPTIONS FOR 2007

			IN-THE-MONEY	OUT-OF-MONEY
			OPTIONS AT	OPTIONS
	SHARES		DECEMBER 31, 2007	DECEMBER 31, 2007
	AQUIRED ON	VALUE	EXERCISABLE/	EXERCISABLE/
NAME	EXERCISED	REALIZED	UNEXERCISABLE	UNEXERCISABLE

Gregory J. Halpern	0	$--	0	-
Steve J. Cohen	0	$--	0	1,299,309
Alan G. Orlowsky	0	$--	0	1,470,000
Triveni P. Shukla	0	$--	0	840,000

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

NAME OF	NUMBER OF SHARES	PERCENTAGE OF SHARES
BENEFICIAL OWNER	BENEFICIALLY OWNED	BENEFICIALLY OWNED

BENEFICIAL OWNERS

Nurieel Akhamzadeh(1)	7,500,000	9.67%
4020 Moorpark Avenue, #117
San Jose, CA 95117

FORMER DIRECTORS AND NAMED EXECUTIVE OFFICERS:

Gregory J. Halpern(2)	12,105,800	16.30%

Alan G. Orlowsky(3)	1,470,000	1.95%

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Steve J. Cohen(4)	1,299,400	1.73%

Brian Chaiken(5)	500,000	0.66%

Michael J. Theriault(6)	1,934,000	2.58%

Michael Donahue(7)	100,000	0.13%

Mark Hershhorn(8)	187,500	0.25%

Randal Hoff(9)	0	0.00%

Brian Israel(10)	200,000	0.27%

Harvey Rosenfeld	483,870	0.64%

Triveni P. Shukla(11)	840,000	1.11%

Total of all Directors and Executive Officers(12)	5,544,770	7.39%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to us by Spector & Wong, LLP for professional services rendered for the fiscal year ended December 31, 2007 and December 31, 2006, respectively:

FEE CATEGORY	2007	2006

Audit Fees(1)	$56,889	$85,448

Audit-Related Fees(2)	-	-

Tax Fees(3)	-	-

All Other Fees(4)	-	-

Total Fees	$56,889	$85,448

The following is a summary of the fees billed to us by Blackman Kallick, LLP for professional  services  rendered for the fiscal year ended December 31, 2007 and December 31, 2006, respectively:

FEE CATEGORY	2007	2006

Audit Fees(1)	$107,780	-

Audit-Related Fees(2)	-	-

Tax Fees(3)	-	-

All Other Fees(4)	$295,115	-

Total Fees	$402,895	-

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

By:	/s/ Steven J. Cohen
Steven J. Cohen
Director and Chief Executive Officer
(principal executive officer)

By:	/s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer
(principal financial or accounting officer)

By:	/s/ Mark Hershhorn
Mark Hershhorn
Director

By:	/s/ Brian Israel
Brian Israel
Director

By:	/s/ Michael Donahue
Michael Donahue
Director

By:	/s/ Triveni P. Shukla
Triveni P. Shukla
Director

By:	/s/ Randal Hoff
Randal Hoff
Director

By:	/s/ Harvey Rosenfeld
Harvey Rosenfeld
Director

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

The consolidated financial statements for 2007 have been restated to correct an error with respect to the company's accounting for certain consulting arrangements paid for in compnay stock, as described in Note 3 to the consolidated financial statements.

/s/ Blackman Kallick, LLP
Chicago, Illinois
April 14, 2008 except for the second paragraph of the reclassification section of Note 3, and the last paragraph of the Release of Common Stock Stop Order section of Note 9, as to which the date is August 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Z Trim Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Z Trim Holdings, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities	2007	2006
Accounts payable	$709,029	$355,679
Accrued expenses	2,039,308	162,500
Other liabilities	150,000	-
Capital lease obligations	-	14,074

Total current liabilities	2,898,337	532,253

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 72,056,375 and
61,984,484 shares, respectively	3,600	3,096
Additional paid-in capital	69,603,639	55,495,659
Unamortized expenses	-	(113,339)
Accumulated deficit	(62,939,618)	(48,472,124)

Total stockholders' equity	6,667,621	6,913,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,565,958	$7,445,545

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31	2007	2006
REVENUES:
Products	$616,799	$103,269
Services	49	735
Total revenues	616,848	104,004

COST OF REVENUES:
Products	2,776,362	1,788,594
Total cost of revenues	2,776,362	1,788,594

GROSS MARGIN	(2,159,514)	(1,684,590)

OPERATING EXPENSES:
Selling, general and administrative	9,330,046	14,517,659
Reduction of intangible assets	-	341,250
Amortization of intangible assets	13,333	34,333
Loss on asset disposals, net	107,905	-
Total operating expenses	9,451,284	14,893,242

OPERATING LOSS	(11,610,798)	(16,577,832)

OTHER INCOME (EXPENSES):
Rental and other income	44,105	42,000
Interest income	173,256	90,873
Recovery of loan loss	300,000	-
Interest expense	(3,570)	(14,059)
Settlement (loss) gain	(1,360,981)	7,500
Total other income (expenses)	(847,190)	126,314

LOSS FROM CONTINUING OPERATIONS	$(12,457,988)	$(16,451,518)

DISCONTINUED OPERATIONS
Income from discontinued operations
(net of applicable tax of $0 in 2007 and 2006)	$14,846	$20,634

NET LOSS	$(12,443,142)	$(16,430,884)

Net Loss per Share from continuing operations
- Basic and Diluted	$(0.18)	$(0.28)
Net Loss per Share - Basic and Diluted	$(0.18)	$(0.28)

Weighted Average Number of Shares Basic and Diluted	70,454,211	59,635,899

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

		Common
		Stock and		Notes
	Shares of	Additional		Receivable
	Common	Paid-In	Unamortized	Issued for	Accumulated	Treasury
	Stock	Capital	Expenses	Stock	Deficit	Stock	Total
Balance at December 31, 2005	50,016,782	$40,557,078	$(257,318)	$(185,000)	$(34,065,590)	$(11,269)	$6,037,901

Stock issued for services	1,356,871	1,312,731	(744,600)				568,131
Stock and warrants issued for cash, net of fees	9,487,304	5,156,433					5,156,433
Exercise of stock warrants and options	1,123,527	652,025					652,025
Warrants issued for services		437,079	(437,079)				-
Proceeds from notes receivable				185,000			185,000
Stock options issued expense		9,419,028					9,419,028
Amortization of services			1,325,658				1,325,658
Treasury stock retired		(11,269)				11,269
Net loss					(16,430,884)		(16,430,884)
Balance at December 31, 2006	61,984,484	$57,523,105	$(113,339)	$-	$(50,496,474)	$-	$6,913,292

Stock issued for services	6,150	6,765					6,765
Stock and warrants issued for cash, net of fees	8,880,000	7,838,000					7,838,000
Stock issued for settlement	285,000	29,500					29,500
Exercise of stock warrants and options	1,014,163	872,290					872,290
Cashless exercise of warrants	11,578	-					-
Stock options issued expense		3,487,579					3,487,579
Amortization of services			113,339				113,339
Retired shares	(125,000)						-
Retired shares in process	-	(150,000)					(150,000)
Net loss					(12,443,142)		(12,443,142)

Balance at December 31, 2007	72,056,375	$69,607,239	$-	$-	$(62,939,616)	$-	$6,667,623

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2007	2006
Cash Flows From Operating Activities From Continuing Operations:
Net loss	$(12,443,142)	$(16,430,884)
Less: Income from discontinued operations, net of tax	14,846	20,634
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation and amortization	663,956	661,359
Provision for bad debt	1,005	-
Issuance of common stock and warrants for services	6,765	576,758
Amortization of noncash expenses associated with stock and
warrants issued for services	113,339	1,325,658
Stock based compensation expense	3,487,579	9,419,028
Recovery of loan loss	(300,000)	-
Reduction of intangible assets	-	341,250
Loss on asset disposals, net	107,905	-
Stock settlement	1,357,373	-
(Increase) in:
Accounts receivable	3,418	2,823
Inventory	(388,130)	(123,274)
Prepaid expenses and other assets	(58,180)	(12,099)
Deposits	(3,350)	-
Increase in:
Accounts payable and accrued expenses	902,282	(622,876)
Cash flows used in operating activities from continuing operations	(6,564,026)	(4,882,891)

Cash Flows From Investing Activities From Continuing Operations:
Purchase of property and equipment	(784,685)	(378,294)
Proceeds from asset disposals	67,475	-
Cash flows used in investing activities from continuing operations	(717,210)	(378,294)

Cash Flows From Financing Activities From Continuing Operations:
Net proceeds from sales of stock	7,838,001	5,156,433
Exercise of options and warrants	872,290	643,398
Payments on capital lease obligations	(14,074)	(30,994)
Proceeds from notes receivable for stock, net	300,000	185,000
Cash flows provided by financing activities from continuing operations	8,996,217	5,953,837
Net cash and cash equivalents provided by continuing operations	1,714,981	692,652
Net cash and cash equivalents provided (used) by discontinued operations	46,557	(34,044)
Net increase in cash and cash equivalents	1,761,538	658,608

Cash and cash equivalents, at beginning of period	675,043	16,435
Cash and cash equivalents, at end of period	$2,436,581	$675,043

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,570	$14,059

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	$6,765	$1,758,437
Stock subscription payable	$150,000	$-

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

Reclassifications

Certain prior period items have been reclassified from operating expenses to cost of goods sold in order to correct an error. This reclassification affects neither the net loss nor the accumulated deficit of the Company.  Specifically, manufacturing overhead costs in the amount of $1,183,724 were previously combined with selling, general and administrative expenses in 2006.  Manufacturing overhead costs are now classified as products expense in the cost of revenues for the years ended December 31, 2007 and 2006.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 10 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:

	Years ended
	December 31,
	2007	2006
Numerator:
Net loss from continuing operations	$(12,457,988)	$(16,451,518)
Income from discontinued operations	$14,846	$20,634
Net loss	$(12,443,142)	$(16,430,884)
Denominator:

Weighted average number of shares outstanding	70,454,211	59,635,899

Net loss per share from continuing operations- basic and diluted	$(0.18)	$(0.28)
Income per share from discontinued operations - basic and diluted	$0.00	$0.00
Net loss per share-basic and diluted	$(0.18)	$(0.28)

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

Stock options outstanding at December 31, 2007 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	16,100,523	2.0 years	$1.00	15,775,523
$1.51-$5.00	495,000	2.2 years	$2.35	495,000
	16,595,523	2.0 years	$1.04	16,270,523

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

NOTE 13 – INCOME TAXES

The deferred net tax assets consist of the following at December 31:

	2007	2006
Tax benefit on net operating loss carryforward	$17,400,208	$12,056,813
Temporary difference in depreciation and amortization	(542,580)	(523,441)
Temporary difference in goodwill		-
Tax credits and carryforwards	11,603	229,802
Stock based expense and stock services	822,961	1,132,653
Less: valuation allowance	(17,692,192)	(12,895,827)
Net deferred tax assets	$-	$-

The reconciliation between the U.S. federal statutory income tax rate of 34% and our effective tax rate is shown below for calendar years 2007 and 2006:

	2007		2006
Income tax benefit at U.S. federal stautory rates	(34.0	) %	(34.0	) %
State income taxes	7.3		7.3
Valulation allowance	26.7		26.7
	0.0%		0.0%

At December 31, 2007, net federal and state operating losses of approximately $44 million and $31 million, respectively, are available for carry-forward against future years’ taxable income and expire through 2027. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets. The company has $837,171 of carry forward deductions relating to stock options exercised as of December 31, 2007. These will be carried forward and utilized after the Company utilizes its current net operating loss carry forwards.

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

Following is summarized financial information for the discontinued operations:

	Years ended
	December 31,
	2007	2006
REVENUES:	$227,629	$497,540

INCOME FROM DISCONTINUED OPERATIONS
(NET OF TAX OF $0)(a)	$14,846	$20,634

NET ASSETS OF DISCONTINUED OPERATIONS
Current Assets
Cash	$485	$21,456
Accounts receivable	-	59,231
Inventory	-	15,069
Net other assets	-	79
Current Liabilities
Accounts payable	-	(63,639)
Net assets of discontinued operations(b)	$485	$32,196

(a) No gain or loss on disposal of discontinued operations was recognized for the years ended December 31, 2007 and 2006.
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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 21 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	Years ended
	December 31,
	2007	2006
Net Revenue:
Food Product Development	$616,799	$103,269
Net Revenue by Reportable Segment	$616,799	$103,269
All Other Operating Revenue	49	735
Consolidated Net Revenue	$616,848	$104,004
Operating Income (Loss):
Food Product Development	$(3,971,429)	$(2,899,880)
Operating Loss by Reportable Segment	$(3,971,429)	$(2,899,880)
All Other Operating Loss	(7,639,369)	(13,677,952)
Consolidated Operating Loss	$(11,610,798)	$(16,577,832)
Net Loss:
Food Product Development	$(3,971,718)	$(2,904,646)
Net Loss by Reportable Segment	$(3,971,718)	$(2,904,646)
All Other Net Loss	(8,486,270)	(13,546,872)
Consolidated Net Loss from
Continuing Operations	$(12,457,988)	$(16,451,518)
Net (Loss) Income from Discontinued
Operations
Personal Safety Training and Products	$1,725	$5,866
E-tailer	13,121	14,768
Net (Loss) Income from
Discontinued Operations	$14,846	$20,634
Consolidated Net Loss	$(12,443,142)	$(16,430,884)

	December 31,
Total Assets:	2007	2006
Food Product Development	$6,397,484	$6,036,440
All other segments	3,167,989	1,376,909
	9,565,473	7,413,349
Discontinued Operations:
Personal Safety Training and Products	485	3,102
E-tailer	-	29,094
	485	32,196
Consolidated assets	$9,565,958	$7,445,545

All Other Operating Loss consists of expenses that related to discontinued operations, selling, general and administrative expenses (that were spread out over all operations), investor relations expense, professional fees (including legal and accounting), and stock option expense.