Form 10KSB/A
period 2007-12-31
Z TRIM HOLDINGS, INC
filed 2008-09-15
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB/A
(Amendment #2)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2007

OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

COMMISSION FILE NUMBER: 001-32134

Z TRIM HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Identification No.)	(I.R.S. Employer)

1011 CAMPUS DRIVE MUNDELEIN, ILLINOIS 60060	(847) 549-6002
(Address of Principal Executive Offices, including Zip Code)	(Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.00005 par value	American Stock Exchange

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

Transitional Small Business Disclosure Format:

Yes        No   X

1

Explanatory Note

This abbreviated amended Annual Report on Form 10-KSB is being filed to correct the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibits 31.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 15, 2008.

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen
Steven J. Cohen
Director, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of September 15, 2008.

/s/ Steven J. Cohen

Steven J. Cohen
Director and Chief Executive Officer
(principal executive officer)

/s/ Brian Chaiken

Brian Chaiken
Chief Financial Officer
(principal financial
or accounting officer)

/s/ Mark Hershhorn

Mark Hershhorn
Director

/s/ Brian Israel

Brian Israel
Director

/s/ Michael Donahue

Michael Donahue
Director

/s/ Triveni P. Shukla

Triveni P. Shukla
Director

/s/ Randal Hoff

Randal Hoff
Director

/s/ Harvey Rosenfeld

Harvey Rosenfeld
Director

2

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

3