Form 10-Q/A
period 2008-03-31
Z TRIM HOLDINGS, INC
filed 2008-09-15
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This abbreviated amended Quarterly Report on Form 10-Q is being filed to correct the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibits 31.

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