Form 10-Q/A
period 2008-06-30
Z TRIM HOLDINGS, INC
filed 2008-09-15
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q/A
(Amendment No. 1 )

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

Explanatory Note

On September 12, 2008, we determined that we needed to amend our financial statements for the second quarter of 2008 in order to clarify certain information, be compliant with federal rule and regulations and correct an error relating to our income statement presentation.  Specifically, this amendment will address three things: (1)  a corrected consolidated statement of operations to show information pertaining to both the three and six months ended June 30, 2008 and 2007, (2) an explanation of the changes to the previously reported June 30, 2007 numbers which changed due to its previously corrected restatement of an expense previously recognized in the first quarter of 2007 as well as the removal of items relating to discontinued operations, and (3) compliant Exhibits 31.1. and 31.2.

This amendment and restatement includes revisions to “Consolidated Financial Statements, including the statements themselves and specifically Note 1 –Nature of Business and Summary of Significant Accounting Policies”, and “Exhibit 31.1 and Exhibit 31.2” only.  No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the corrections described above. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q and notes to the financial statements, affected by subsequent events. Information not affected by the correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 20, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. For convenience and ease of reference, we are filing our annual report in its entirety with the applicable changes.

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

Net cash used by operating activities increased by 0.9% to $3,181,198 for the six months ending June 30, 2008 as compared to $3,153,691 for the six months ending June 30, 2007.  Cash provided by discontinued operations was $0 for the six months ending June 30, 2008 and $12,507 for the six months ending June 30, 2007.

Net cash used by investing activities was $28,618 for the six months ending June 30, 2008, as compared to $501,294 for the six months ending June 30, 2007. The change was due to additions of property and equipment for our manufacturing plant in 2007.

Net cash provided by financing activities was $1,492,342 for the six months ending June 30, 2008, as compared to $8,898,377 for the six months ending June 30, 2007.  Net cash provided by financing activities for both the six months ending June 30, 2008 and 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised.

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

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
FOR THE SIX MONTHS ENDED JUNE 30	2008	2007	2008	2007
REVENUES:
Products	$171,863	$217,213	$238,307	$430,289
Services	-	(98)	-	49
Total revenues	171,863	217,115	238,307	430,338

COST OF REVENUES:
Products	554,212	792,595	1,047,917	1,393,282
Total cost of revenues	554,212	792,595	1,047,917	1,393,282

GROSS MARGIN	(382,349)	(575,480)	(809,610)	(962,944)

OPERATING EXPENSES:
Selling, general and administrative	1,394,526	2,159,057	2,713,056	3,518,283
Impairment of intangible assets	-	-	136,668	-
Amortization of intangible assets	-	3,334	3,333	6,667
Loss on asset disposals, net	13	3,922	(74,987)	3,922
Total operating expenses	1,394,539	2,166,313	2,778,070	3,528,872

OPERATING LOSS	(1,776,888)	(2,741,793)	(3,587,680)	(4,491,816)

OTHER INCOME (EXPENSES):
Rental and other income	6,800	10,500	17,663	21,000
Interest income	1,772	78,288	15,608	79,530
Recovery of loan loss	-	-	-	-
Interest expense	(23,008)	(669)	(23,043)	(2,045)
Recovery of (provision for) loan	-	200,000	-	200,000
Settlement (loss) gain	133,071	(29,500)	32,891	(29,500)
Total other income (expenses)	118,635	258,619	43,119	268,985

LOSS FROM CONTINUING OPERATIONS	$(1,658,253)	$(2,444,174)	$(3,544,561)	$(4,222,831)

DISCONTINUED OPERATIONS
Income from discontinued operations
(net of applicable tax of $0 in 2008 and 2007)	$-	$(2,513)	$-	$12,507

NET LOSS	$(1,658,253)	$(2,444,687)	$(3,544,561)	$(4,210,324)

Net Loss per Share from continuing operations
- Basic and Diluted	$(0.02)	$(0.04)	$(0.05)	$(0.06)
Net Loss per Share - Basic and Diluted	$(0.02)	$(0.04)	$(0.05)	$(0.06)

Weighted Average Number of Shares Basic and Diluted	75,804,708	72,026,042	75,430,542	68,852,048

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

As a result of this, and the reclassification of an investor relations expense discussed hereinbelow, the following table shows all numbers that have changed from what was previously reported for the period ended June 30, 2007:

	Previously Reported	Currently Reported

Total Revenues (3 months)	$317,500	$217,213
Total Revenues (6 months)	$639,986	$430,338
Operating Expenses (3 months)	$2,182,326	$2,156,813
Operating Expenses (6 months)	$5,739,681	$3,558,372
Total Other Income (3 months)	$258,618	$288,119
Total Other Income (6 months)	$268,985	$298,485
Net Loss (6 months)	$6,392,498	$4,210,324
Cash and Cash Equivalents	$5,997,478	$5,918,435
Net Cash used by operating activities	$3,094,334	$3,153,691
Net Cash used by investing activities	$503,063	$501,294

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

Additionally, as a result of this reclassification, net loss per share for the six months ended June 30, 2007 changed from $6,392,498 or $.09 per share to $4,210,324 or $.06 per share.

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

Stock options outstanding at June 30, 2008 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable

$0.01-1.50	14,773,773	1.5	$0.99	14,648,773
$1.51-3.00	495,000	1.7	$2.35	495,000
	15,268,773	1.5	$1.03	15,143,773

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