Form 10-Q
period 2008-09-30
Z TRIM HOLDINGS, INC
filed 2008-11-14
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The registrant has a single class of common stock, par value $.00005 per share, of which there were 77,936,375 shares issued and outstanding as of November 10, 2008.

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

Overview.

Z Trim Holdings, Inc. is an emerging growth company focused on the production, marketing and distribution of custom functional food ingredient solutions for both domestic and international markets. The Company’s namesake product is a USDA-developed, all-natural, zero calorie functional food ingredient made from healthy dietary fiber. The Company has an extensive intellectual property portfolio, highlighted by an exclusive license from the USDA to make, use and sell Z Trim both domestically and internationally.   Z Trim can be produced from virtually any agricultural product, including corn and/or oat.  Current Z Trim products include gels and powders used to replace portions of fat, gums, starches and carbohydrates in foods.  In addition to replacing fat and adding fiber, Z Trim’s products provide a number of other value-added functionalities. Specifically, Z Trim’s products can improve capacity and yield to a finished product line.  Z Trim’s Products offer significant process improvements by reducing loss, reducing breakage, and contributing toward waste reduction and utilization.  Our products also offer moisture control, flavor encapsulation, heat, pH and freeze/thaw stability, while enhancing mouthfeel and texture.

The Company currently manufactures and markets Z Trim products as competitive ingredients that improve the food industry's ability to deliver on its promises of healthier foods, while also saving them money. The Company's primary goal is establishing Z Trim as an important ingredient in revolutionizing the food industry.  The Company is developing its market through (i) direct sales to major food manufacturers, as well as small and mid size companies, and (ii) direct sales to large food institutions such as those that supply to restaurants, hospitals, schools and cafeterias. Our research and development team, including strategic industry partners, continues to develop additional products.

Z Trim Holdings, Inc. was incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.

Z Trim’s products compete against fats, fat replacers, modified starches, gums, oils and similar ingredients.  None of these other products functions identically to our products.  Our business is part of the global $25-30 billion per year (2006) business of food additives.  The global hydrocolloid business is a comparably minor $3.80 billion per year.  Specifically, the U.S. fat replacer and bulk dietary fiber (supplement) markets are estimated to be $ 500 million each.  The global business of hydrocolloids at large is intensely oligopolistic with few major players and the food sector market, although growing at 6.5%, is still very competitive.

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

RECENT MATERIAL DEVELOPMENTS

SALES AND MARKETING

The results of the last 9 months suggest the beginning of a very positive trend.  Since new management took over in August of 2007, we have significantly changed our marketing strategy.  In the nine months of 2007, the vast majority of our sales came directly through internet sales to individual end-users.  Most of these sales were in very small quantities to customers who were not necessarily repeat customers.  In the first nine months of 2008, the vast majority of our sales have been to food manufacturers, who are purchasing in much greater quantities with repeat and expanding orders.

In fact, this trend in sales growth for the first three quarters of 2008 is very promising, and summarized in the following graph.

On October 23, 2008 the Company and Admiration Foods announced that Admiration Foods has established a new line of mayonnaise and salad dressings called Garden Fresh(TM) made with Z Trim® multifunctional fiber blends.

Full capacity production of the line is now underway, consisting of mayonnaise, honey mustard, ranch and creamy Italian dressings. The Z Trim co-branded products are the latest in Admiration Foods' long standing tradition of providing both its foodservice and retail customers with gourmet taste without gourmet price, and now enable the company to deliver on that promise with fewer calories from fat.

While Admiration intends to eventually make the Garden Fresh products available to consumers via retail, the mayonnaise and dressing line will find ready acceptance among school foodservice operations in many parts of the country.

On October 17, 2008 the Company announced that all Walden Farm products are now being made with Z Trim multifunctional fiber blends in place of portions of gums or modified starches. The products were exhibited at Z Trim's booth #1749 at the American Dietetic Association's Food and Nutrition Conference and Exposition at McCormick Place West, October 26-28, 2008.

Walden Farms makes and sells a variety of products free of calories, gluten, carbohydrate, sugar, fat and cholesterol, for both retail and foodservice, including mayo salad and sandwich spread, creamy peanut spread, chocolate syrup, pancake syrup, fruit syrup, fruit spreads, jams and jellies, dressings, veggie dips, fruit dips, barbecue sauce, ketchup, seafood sauce, Alfredo, marinara and other pasta sauces. The products are sold around the world and in the U.S. in such grocery chains as Albertson's, Jewel, Shoprite, Super Target, Kroger, Meier's and Ralph's, to name but a few.

On September 23, 2008, encouraged by sales growth of its multifunctional fiber ingredients in consecutive quarters, Z Trim announced that it will increase production, and will convert approximately 10,000 square feet of space adjacent to its plant in Mundelein, Illinois for inventory storage.

The sales increase reflects demand from diverse manufacturers seeking the broad range of product attributes that characterize the Z Trim product line, especially as a nutritional and quality value-added alternative to higher priced ingredients.

The increased demand is also due to the revitalized approach to the food industry begun late last year with a change in leadership.

On September 12, 2008, the Company announced that it will partner with students from the Hospitality and Tourism Academy of Baltimore’s National Academy Foundation (NAF) High School to demonstrate its multifunctional fiber food ingredient at the Mid-Atlantic Food, Beverage, and Lodging Expo, the largest trade show on the East Coast, attracting thousands of attendees and hundreds of exhibitors from New York to Florida.

As the prospect of menu labeling legislation continues to loom in local pockets throughout the nation, Z Trim’s brand equity is resonating louder with young people beginning careers in the food industry, as well as established restaurant chefs, owners and vendors.

A host of food manufacturing companies have begun rolling out finished products containing Z Trim to both retail and foodservice. For example, the Salad Bar line of dressings manufactured by Ken’s Foods was on display at the Z Trim booth. Ken’s created the line using Z Trim multifunctional fiber in place of certain oils and gums, thereby maintaining a clean label without sacrificing taste and texture. The line was originally created for use in specific school districts. For many people, the significantly reduced fat dressings with Z Trim are indistinguishable from their full fat counterparts.

Although Z Trim has been showcasing Z Trim-enhanced products from a variety of large and small food manufacturers at food shows of late, Z Trim has opted to work with the Restaurant Association of Maryland’s Hospitality Education Foundation (MHEF) for this show.

ProStart is a national program whose curriculum is written by the National Restaurant Association. The MHEF ProStart program has recruited students from Baltimore’s National Academy Foundation (NAF) High School to prepare a cheese sauce Queso dip with substantially reduced fat.  As well, the students made mini pumpkin muffins that Z Trim sampled at booth #165.

On July 22, the Company announced that it was exhibiting and providing samples of healthier burgers, dressings and snack bars to an estimated 7000 food service directors and school nutrition professionals at the School Nutrition Association's 2008 Annual Nutrition Conference (ANC) July 20-23 in Philadelphia, Pennsylvania.

The exhibited products, made by a host of small to large food manufacturing firms who sell their items to school food service, represent an increasingly broad array of marketplace goods that are made healthier with Z Trim's unique natural corn bran fiber.

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

Rounding out the array of food categories made healthier by Z Trim, the thousand island, ranch and French entries into the Heinz "Heart Healthy" line of portion packed salad dressings will be sampled at the Heinz booth.

RESEARCH AND DEVELOPMENT

On October 8, 2008, the Company announced that its Research and Development team had developed a cost effective fiber technology designed to provide an alternative to both native and modified starches as consumers and food manufacturers increasingly seek label friendly ingredients. Product development experts at Z Trim note that Z Trim multifunctional fiber, which has already begun to establish its superiority in the marketplace over other hydrocolloid products in terms of taste neutrality and overall functionality, also provides exceptional textural attributes for which formulators in the food industry typically turn to starches.

Unlike starches, Z Trim requires no pre-cooking or other processes to prepare it for inclusion in formulations. It can completely replace starches in many recipes, and in other applications can complement starch in a blend that delivers a superior combination of attributes. Z Trim blends readily without lumping, a usual dispersion problem, and Z Trim lends exceptional water absorbing and bulking characteristics.

ORGANIZATIONAL CHANGES

On September 18, 2008, the Company announced that its Board of Directors had taken action to reduce the size of the Board from 7 to 5 members, effective for the next shareholder meeting for the purpose of electing directors.

In addition to decreasing the number of directors, the Board of Directors amended the Company's By-Laws to streamline the director nomination process by creating a Nominating Committee. The two-member Nominating Committee is charged with the duty to identify and evaluate potential director nominees, and to propose a slate of director nominees to the Board for inclusion on the Company's proxy.

On September 16, 2008 the Company announced that its transition from its common stock being listed on the American Stock Exchange to trades in its common stock being reported on the OTC Bulletin Board had been successfully completed. The Company is trading under the symbol ZTMH.OB.

CAPITALIZATION

On September 3, 2008, the Company announced that on September 2, 2008, the Company entered into private placement subscription agreements pursuant to which we sold 23.7 units consisting of convertible notes and warrants, for an aggregate offering price of $2,370,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $100,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $0.26 per share into 384,615 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is payable quarterly in Common Stock at the rate of $0.26 per share.  Investors of each Unit also received two five-year warrants, one to purchase 230,769 shares of Common Stock with an exercise price of $0.01 per share (the “$0.01 Warrants”), and the other to purchase 153,846 shares of Common Stock with an exercise price of $0.26 per share (the “$0.26 Warrants” and, together with the $0.01 Warrants, collectively the “Warrants”).  We also entered into registration rights agreements in connection with the private placement pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

We paid a placement agent a 13% cash commission in connection with the private placement.  The placement agent also received expense reimbursement, and a five-year warrant to purchase 96,154 shares of Common Stock for each Unit sold, with an exercise price of $0.26 per share.  In addition, the placement agent’s warrants carry registration rights that are the same as those afforded to investors in the private placement.

We determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption therefrom.

The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been attached as exhibits to Form 8-K filed with the SEC on September 3, 2008.

LITIGATION SETTLEMENT

On September 2, 2008, the Company announced an update with respect to its ongoing litigation with George Foreman Enterprises.  The parties have settled all outstanding litigation on amicable terms.  Pursuant to the Agreement, both Parties are obligated to dismiss with prejudice all existing claims between them, in both the Federal and State courts after Z-Trim satisfies all of its obligations in the Agreement.  Z Trim is obligated to pay to George Foreman Enterprises a total sum of $300,000 with $150,000 payable on September 3, 2008, and three additional payments of $50,000 each on January 1, 2009, February 1, 2009 and March 1, 2009, respectively.  Z Trim has further agreed to issue to George Foreman Enterprises a total of three million shares of the Company's common stock and to register such shares on a best efforts basis.  All other obligations between the parties have been mutually resolved and neither party has admitted wrong-doing or liability of any kind.

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDING September 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDING September 30, 2007

Revenues

Revenues, excluding those from the discontinued on-line bedding segment (E-tailer), increased 132% for the three months ending September 30, 2008, from $113,975 for the three months ending September 30, 2007 to $264,485 for the three months ending September 30, 2008.  Revenues for the nine months ending September 30, 2008 were $502,792 – an approximate 7.62% decrease from revenues for the nine months ending September 30, 2007, which were $544,312, excluding those from the discontinued on-line bedding segment (E-tailer)in 2007. The decrease in product revenue was primarily due to the decrease in Z Trim products sales via the internet.  The following table provides a breakdown of the revenues for the periods indicated:

	Three months ending September 30,
	2008	2007
Products	$264,485	113,975
Services	--	--
Total Revenues	$264,485	$113,975

	Nine months ending September 30,
	2008	2007
Products	$502,792	$544,264
Services	--	49
Total Revenues	$502,792	$544,313

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance,  occupancy  expenses,   professional  fees,  and  general operating expenses.   Total operating expenses decreased by $2,719,520 or 76.44% to  $838,318 for the three months ending September 30, 2008 from $3,557,838 for the three months ending September 30, 2007. The decrease in operating expenses was due to a decrease in professional fees to outside lawyers and accountants, and a decrease in stock based compensation expense.  Total operating expenses decreased by $3,470,322 or approximately 48.96% to $3,616,388 for the nine months ended September 30, 2008 from $7,086,710 for the nine months ended September 30, 2007.

The stock based compensation expense for the three months ended September 30, 2008 was $12,292 compared to $1,881,481 for the three months ended September 30, 2007 – a decrease of 91.94%.  The stock based compensation expense for the nine months ending September 30, 2008 was $262,003.  The stock based compensation expense for the nine months ending September 30, 2007 was $3,251,738 – a decrease of 91.94%.

Other income (expense)

Total other expense for the three months ended September 30, 2008 was $684,943 compared to other income of $95,031 for the comparable period in 2007 -- a decrease of 820.76%. Total other expense for the nine months ending on September 30, 2008 was $641,824 compared to other income of $364,016 for the nine months ending on September 30, 2007.  In the third quarter of 2007, the Company recovered a loan loss of $100,000.  In the third quarter of 2008, the Company had an interest expense of $77,961.

Net loss

The Company incurred a net loss for the third quarter of 2008 of $1,784,131 or $.02 per share, a $2,299,148 decrease from the net loss of $4,083,279 or $.06 per share for the third quarter of 2007.

The Company incurred a net loss of $5,328,692 for the nine months ending on September 30, 2008 or $(.07) per share, from the net loss of $8,293,603 for the nine months ending September 30, 2007 or $(.12) per share.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007

At September 30, 2008, we had cash and cash equivalents, of $1,102,485 compared to $4,158,798 at September 30, 2007. The Company raised approximately $8,898,376 in additional equity capital through equity transactions during the first nine months of 2007.

Net cash used by operating activities decreased by 9.4% to $4,362,135 for the nine months ending September 30, 2008 as compared to $4,814,540 for the nine months ending September 30, 2007.  Cash provided by discontinued operations was $484 for the nine months ending September 30, 2008 and ($27,492) for the nine months ending September 30, 2007.

Net cash used by investing activities was $45,719 for the nine months ending September 30, 2008, as compared to $670,429 for the nine months ending September 30, 2007. The change was due to additions of property and equipment for our manufacturing plant in 2007.

Net cash provided by financing activities was $3,073,274 for the nine months ending September 30, 2008, as compared to $8,996,216 for the nine months ending September 30, 2007.  Net cash provided by financing activities for both the nine months ending September 30, 2008 and 2007 was primarily from the proceeds received from the sale of stock, options and warrants exercised.

As of September 30, 2008, our cash balance was approximately $1,102,485.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 15 to 24 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack thus far of significant market acceptance of our products, the fact that we may dilute existing shareholders through additional stock issuances, our reliance on our intellectual property, and the potential negative effects of manipulation in the trading of our common stock. Those risks and certain other uncertainties are discussed in more detail in our 2007 Annual Report on Form 10-KSB/A and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

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

Evaluation of our Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period to ensure the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified the following material weakness as of September 30, 2008 relating to the Company’s internal control over financial reporting:

■
The Company did not maintain, and lacked resources to maintain, a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements.  Specifically, the Company had deficiencies in finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles with respect to the valuation of certain accrued liabilities relating to warrants with contingent strike prices.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Remediation Efforts

Management has begun implementing the following actions to remediate the material weakness as described above:

■
Increase communication internally and with outside advisors.  We are in the process of implementing policies and processes to increase communication by and among senior management, external advisors and other third parties relevant to the above described computations, disclosures and appropriate level of oversight and review.

Changes in Internal Control Over Financial Reporting.   During the third quarter of 2008, we increased communication internally and with outside advisors.  We have also made Sheldon Drobny, an experienced and highly credentialed certified public accountant a special advisor to our audit committee.

Inherent Limitations of Internal Controls

Our Principal Executive Officer and Principle Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On September 2, 2008, the Company announced an update with respect to its ongoing litigation with George Foreman Enterprises.  The parties have settled all outstanding litigation on amicable terms.  Pursuant to the Agreement, both Parties are obligated to dismiss with prejudice all existing claims between them, in both the Federal and State courts after Z Trim satisfies all of its obligations in the Agreement.  Z Trim is obligated to pay to George Foreman Enterprises a total sum of $300,000 with $150,000 payable on September 3, 2008, and three additional payments of $50,000 each on January 1, 2009, February 1, 2009 and March 1, 2009, respectively.  Z Trim has further agreed to issue to George Foreman Enterprises a total of three million shares of the Company's common stock and to register such shares on a best efforts basis.  All other obligations between the parties have been mutually resolved and neither party has admitted wrong-doing or liability of any kind.

As previously reported, the Company settled an outstanding case with Farhad Zaghi and related parties (collectively, "Zaghi"), and the case has been dismissed with prejudice.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act, purportedly due to the Company’s refusal to allow for the exercise of 300,000 stock options.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

On March 20, 2007, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product.  On January 28, 2008, the Court granted summary judgment in favor of the Defendant, finding non-infringement.  The Company has since voluntarily dismissed its appeal and entered into a settlement agreement wherein both parties dismissed their claims with prejudice and Z Trim agreed to pay $21,000 in full satisfaction of an award of costs against it.

During November 2007, the Company determined, through the course of its investigation of all prior equity transactions, that 1,040,000 options that were issued in 2002 and 2003 to a former officer were both issued without proper authorization and as non-qualified stock options, as opposed to qualified.  The Company had previously treated these options as if properly issued and as qualified “incentive stock options.”  The former officer exercised these options in 2004 and 2005, resulting in the issuance of 1,040,000 shares of common stock. On or about September 26, 2008, the Company entered into an agreement with the former officer, Greg Halpern, for the return of the 1,040,000 shares of common stock in exchange for $37,000.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 14, 2008.

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen
Steven J. Cohen
Director, and
Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of November 14, 2008.

/s/Steven J. Cohen
Steven J. Cohen
Director and Chief Executive Officer
(principal executive officer)

/s/Brian Chaiken
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

4.1	Specimen Certificate for common stock (filed as Exhibit 3.1 to the Company's Form 10-SB filed on August 21, 2000, and incorporated herein by reference).

4.2	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.4	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.5	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.7	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.2	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 15, 2008 and incorporated herein by reference).

10.3	Intentionally left blank.

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

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

PAGE
Consolidated Balance Sheets at September 30, 2008 (unaudited) and
December 31, 2007	F-1

Consolidated Statements of Operations for nine months and three
months ended as of September 30, 2008 and 2007 (unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2008 and 2007 (unaudited)	F-4

Notes to Consolidated Financial Statements as of September 30, 2008 and
2007 (unaudited)	F-5

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
Current Assets	9/30/2008	12/31/2007
Cash and cash equivalents	$1,102,485	$2,436,581
Accounts receivable (net of allowance of $10,067 in 2008
and $1,005 in 2007)	188,375	7,522
Inventory	398,153	592,666
Prepaid expenses and other assets	326,857	152,597
Net assets of discontinued operations	-	485

Total current assets	2,015,870	3,189,851

Property and equipment, net	5,756,402	6,221,653

Other Assets
Intangible assets, net	-	140,001
Prepaid Loan - Long Term	711,811	-
Deposits	14,453	14,453

Total other assets	726,264	154,454

TOTAL ASSETS	$8,498,536	$9,565,958

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	Unaudited
Current Liabilities	9/30/2008	12/31/2007
Accounts payable	$723,608	$709,027
Accrued expenses and other	440,028	2,189,308
Total Current Liabilities	1,163,636	2,898,335

Notes Payable - Long Term	723,238	-

Total Liabilities	1,886,874	2,898,335

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 78,976,375 and
72,056,375 shares, respectively	3,972	3,600
Additional paid-in capital	74,851,935	69,603,639
Accumulated deficit	(68,244,245)	(62,939,616)

Total Stockholders' Equity	6,611,662	6,667,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,498,536	$9,565,958

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
FOR THE NINE MONTHS ENDED SEPTEMBER 30	2008	2007	2008	2007
REVENUES:
Products	$264,485	$113,975	$502,792	$544,264
Services	-	-	-	49
Total revenues	264,485	113,975	502,792	544,313

COST OF REVENUES:
Products	525,355	734,225	1,573,272	2,127,507
Total cost of revenues	525,355	734,225	1,573,272	2,127,507

GROSS MARGIN	(260,870)	(620,250)	(1,070,480)	(1,583,194)

OPERATING EXPENSES:
Selling, general and administrative	838,318	3,532,066	3,551,374	7,050,349
Impairment of intangible assets	-	-	136,668	-
Amortization of intangible assets	-	3,333	3,333	10,000
Loss/(Gain) on asset disposals, net	-	22,439	(74,987)	26,361
Total operating expenses	838,318	3,557,838	3,616,388	7,086,710

OPERATING LOSS	(1,099,188)	(4,178,088)	(4,686,868)	(8,669,904)

OTHER INCOME (EXPENSES):
Rental and other income	5,342	10,500	23,005	31,500
Interest income	2,678	58,525	18,286	138,055
Interest expense	(77,961)	(1,386)	(101,004)	(3,431)
Recovery of (provision for) loan	-	100,000	-	300,000
Settlement (loss) gain	(615,002)	(72,608)	(582,111)	(102,108)
Total other income (expenses)	(684,943)	95,031	(641,824)	364,016

LOSS FROM CONTINUING OPERATIONS	$(1,780,131)	$(4,083,057)	$(5,328,692)	$(8,305,888)

DISCONTINUED OPERATIONS
Income from discontinued operations
(net of applicable tax of $0 in 2008 and 2007)	$-	$(222)	-	12,285

NET LOSS	$(1,780,131)	$(4,083,279)	$(5,328,692)	$(8,293,603)

Net Loss per Share from continuing operations
- Basic and Diluted	$(0.02)	$(0.06)	$(0.07)	$(0.12)
Net Loss per Share - Basic and Diluted	$(0.02)	$(0.06)	$(0.07)	$(0.12)

Weighted Average Number of Shares Basic and Diluted	77,976,375	72,056,375	76,279,153	69,920,157

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2008	2007
Cash Flows From Operating Activities From Continuing Operations:
Net loss	(5,328,692)	(8,293,603)
Less: Income from discontinued operations, net of tax	-	12,285
Depreciation and amortization	473,575	504,708
Loss on asset disposal	40,727	26,361
Provision for bad debt	9,062	50,034
Issuance of common stock and warrants for services	230,000	6,765
Amortization of services	-	113,339
Stock based compensation expense	262,003	3,251,738
Recovery of loan loss	-	(300,000)
Impairment of intangible assets	136,668	-
Stock and warrant settlements	322,903	29,500
Non-cash settlements of liabilities	(111,792)	-
Amortization of noncash loan interest expense	67,644	-
(Increase) in:
Accounts receivable	(189,915)	(130,493)
Inventory	194,513	(384,143)
Prepaid expenses and other assets	(171,434)	(55,585)
Deposits	-	(3,350)
Increase/(Decrease) in:
Accounts payable and accrued expenses	(297,397)	382,474
Cash flows used in operating activities from continuing operations	(4,362,135)	(4,814,540)

Cash Flows From Investing Activities From Continuing Operations:
Purchase of property and equipment	(45,919)	(713,604)
Proceeds from asset disposals	200	43,175
Cash flows used in investing activities from continuing operations	(45,719)	(670,429)

Cash Flows From Financing Activities From Continuing Operations:
Net proceeds from convertible notes payable	3,110,274	-
Common Stock Redemption	(37,000)	-
Net proceeds from sales of stock	-	7,838,001
Exercise of options and warrants	-	872,289
Payments on capital lease obligations	-	(14,074)
Proceeds from notes receivable for stock, net	-	300,000
Cash flows provided by financing activities from continuing operations	3,073,274	8,996,216
Net cash and cash equivalents used in (provided by) continuing operations	(1,334,580)	3,511,247
Net (decrease)increase in cash and cash equivalents	(1,334,580)	3,511,247

Operating cash from discontinued operations	-	(27,492)

Cash of discontinued segment beginning of period	484	-
Cash and cash equivalents, at beginning of period	2,436,581	675,043
Cash and cash equivalents, at end of period	1,102,485	4,158,798
Supplemental Disclosures of Cash Flow Information:
Interest paid	402	3,430
Interest to be paid in stock	100,554	-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock and warrants for services	230,000	2,188,940
Stock subscription payable	-	150,000
Issuance of common stock in settlement of accrual	1,353,700	-

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

Presentation of Interim Information

The financial information at September 30, 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2007.

The results for the nine months ended September 30, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of September 30, 2008, the allowance for doubtful accounts was $10,067.  As of September 30, 2007 the allowance for doubtful accounts was $0.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for nine months ended September 30, 2008 was $40,634.  The amount for the nine months ended September 30, 2007 was $414,943.

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Cashless Exercise of Warrants

The Company has issued warrants to purchase common stock where the holder is entitled to exercise the warrant via a cashless exercise, when the exercise price is less than the fair value of the common stock. The Company accounts for the issuance of common stock on the cashless exercise of warrants on a net basis.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $12,292 and $1,881,481 for quarters ended September 30, 2008 and 2007, respectively.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is partially effective for the Company beginning January 1, 2008.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. SFAS No. 161 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. Early adoption is permitted.  The company believes this has no impact on its current financial reporting.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

Additionally, as a result of this reclassification, the following table shows all numbers that have changed from what was previously reported for the nine months ended September 30, 2007:

	Previously Reported	Currently Reported

Operating Expenses (9 months)	$ 9,268,885	$7,086,710

Net Loss (9 months)	$10,488,063 ($.015 per share)	$8,293,603 ($.012 per share)

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

The Company is currently in the process of obtaining additional financing for its current operations – See information on current financing in Note 7 hereinbelow.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 3 – INVENTORY

At September 30, 2008 and December 31, 2007, inventory consists of the following:

	9/30/2008	12/31/2007
Raw materials	$47,224	$30,402
Packaging	55,838	67,421
Work-in-process	5,524	4,850
Finished goods	289,568	489,993
Total inventory	$398,153	$592,666

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At September 30, 2008 and December 31, 2007, property and equipment, net consists of the following:

	9/30/2008	12/31/2007
Production, engineering and other equipment	$5,301,635	$5,213,084
Leasehold improvements	2,801,053	$2,798,971
Office equipment and furniture	588,521	$591,384
Computer equipment and related software	150,584	$185,603
Construction in process - Equipment	9,930	$64,860
Construction in process - Leasehold Impr (Equipment)	7,172	$-
	8,858,894	8,853,903
Accumulated depreciation	(3,102,492)	(2,632,250)
Property and equipment, net	$5,756,402	$6,221,653

Depreciation expense was $510,956 and $494,373 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The depreciation expense was $170,154 and $167,295 for the three months ended September 30, 2008 and September 30, 2007 respectively.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 5 – INTANGIBLE ASSETS

Amortization of intangibles was $0 and $3,337 for the quarters ended September 30, 2008 and 2007, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER

At September 30, 2008 and December 31, 2007 accrued expenses consist of the following:

	9/30/2008	12/31/2007
Accrued legal	$20,620	$457,747
Accrued payroll and taxes	12,843	65,510
Accrued settlements	326,426	1,328,273
Accrued expenses and other	80,139	337,778
Total accrued expenses and other	$440,028	$2,189,308

NOTE 7 – STOCKHOLDERS' EQUITY

Private Placement Offerings

On June 18, 2008, the Company issued 8% Convertible Senior Secured Notes in the aggregate principal amount of $1,400,000 (“Notes”).  Interest is accrued quarterly in registered shares of common stock of the Company at $0.26 per share.  Upon the event of a default, the stated interest rate of the Notes will be increased to 18% per annum. The Notes mature in two years from date of issuance.  The Notes and accrued interest are payable in full at maturity.  All amounts due under the Notes may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company’s common stock at a conversion price of $.26 per share.  The Notes are secured by a first priority perfected interest in all the assets of the Company.

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

On September 2, 2008, the Company entered into private placement subscription agreements pursuant to which we sold 23.7 units consisting of convertible notes and warrants, for an aggregate offering price of $2,370,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $100,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $0.26 per share into 384,615 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued quarterly in Common Stock at the rate of $0.26 per share.  Investors of each Unit also received two five-year warrants, one to purchase 230,769 shares of Common Stock with an exercise price of $0.01 per share (the “$0.01 Warrants”), and the other to purchase 153,846 shares of Common Stock with an exercise price of $0.26 per share (the “$0.26 Warrants” and, together with the $0.01 Warrants, collectively the “Warrants”).  The Notes and accrued interest are payable in full at maturity.  We also entered into registration rights agreements in connection with the private placement pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.  The total warrants issued were 11,394,236 with a fair value of $1,592,973.  Proceeds from the Notes have been allocated to Convertible Notes Payable and Additional Paid-In Capital based upon the fair value of these financial instruments in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Notes have a beneficial conversion feature, which have a value of $396,519, as defined by Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.

We paid a placement agent a 13% cash commission in connection with the private placement.  The placement agent also received expense reimbursement, and a five-year warrant to purchase 96,154 shares of Common Stock for each Unit sold, with an exercise price of $0.26 per share.  In addition, the placement agent’s warrants carry registration rights that are the same as those afforded to investors in the private placement.

We determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption therefrom.  In connection with the issuance of the Notes, the Company entered into registration rights agreements and has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been attached as exhibits to Form 8-K filed with the SEC on September 3, 2008.

The following is a summary of principal maturities of long-term debt during the next two years:

2009	--

2010	$3,770,000

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Exercising of Stock Warrants and Options

During the first nine months of 2008 no stock warrants and options were exercised.  The Company received total proceeds of $1,469,000 by virtue of 1,569,551 options and warrant exercised, and an additional 11,578 non-cash warrants exercised, in the first nine months of 2007.

Common Stock Issued on the Cashless Exercise of Warrants

No shares of common stock were issued on the cashless exercise of warrants during the first nine months of 2008 or 2007.

NOTE 8 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,
Numerator:	2008	2007
Net loss from continuing operations	$(1,784,131)	$(4,083,057)
Income from discontinued operations	$-	$(222)
Net loss	$(1,784,131)	$(4,083,279)
Denominator:

Weighted average number of shares outstanding	77,976,375	72,056,375

Net loss per share from continuing operations- basic and diluted	$(0.02)	$(0.06)
Income per share from discontinued operations - basic and diluted	$-	$(0.00)
Net loss per share-basic and diluted	$(0.02)	$(0.06)

	Nine months ended
	September 30,
	2008	2007
Numerator:
Net loss from continuing operations	$(5,328,692)	$(8,305,888)
Income from discontinued operations	$-	$12,285
Net loss	$(5,328,692)	$(8,293,603)
Denominator:

Weighted average number of shares outstanding	76,279,153	69,920,157

Net loss per share from continuing operations- basic and diluted	$(0.07)	$(0.12)
Income per share from discontinued operations - basic and diluted	$-	$0.00
Net loss per share-basic and diluted	$(0.07)	$(0.12)

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

As the Company incurred net losses for the three months ended September 30, 2008 and 2007, the effect of dilutive securities totaling 7,292,560 and 697,241 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.  The same is true of the nine months ended September 30, 2008 and 2007, for dilutive securities totaling 2,650,975 and 3,969,501, respectively.

NOTE 9 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of September 30, 2008 and September 30, 2007 is as follows:

	Nine Months Ended		Nine Months Ended
	9/30/2008		9/30/2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	16,595,523	$1.04	20,285,749	$0.99
Granted	100,000	$0.27	2,072,000	$1.26
Exercised	-	$-	(453,318)	$0.77
Expired and Cancelled	(1,571,750)	$1.04	(6,042,908)	$0.96
	15,123,773		15,861,523
Modification	-	$-	12,996,773	$1.07
Modification	-	$-	(12,996,773)	$1.06
Outstanding, end of period	15,123,773	$1.03	15,861,523	$1.04

	-		-
Exercisable at end of period	14,998,773	$1.04	15,416,523	$1.04

At September 30, 2008 the aggregate intrinsic value of all outstanding options was $0 with a weighted average remaining contractual term of 1.5 years, of which 14,998,773 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $1.04 and a weighted average remaining contractual term of 1.5 years.  The total intrinsic value of options exercised during the quarter ended September 30, 2008 was $0.  The total fair value of options vested during the third quarter of 2008 was $12,292.

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

	2008	2007
Weighted average fair value per option granted	$0.27	$0.78
Risk-free interest rate	2.28%	4.65%
Expected dividend yield	0.00%	0.00%
Expected lives	3.00	3.00
Expected volatility	98.59%	108.95%

As of September 30, 2008, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $8,422, which had an average expense recognition period of 135 days.

As of September 30, 2008, the Company had reserved 20.0 million shares for issuance under the Plan.  As of September 30, 2008, the Company had 4.88 million options available for grant under the Plan.

Stock options outstanding at September 30, 2008 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	14,628,773	1.5	$0.99	14,503,773
$1.51-$3.00	495,000	1.7	$2.35	495,000
	15,123,773	1.5	$1.03	14,998,773

As of September 30, 2008 and 2007, the Company has warrants outstanding to purchase 26,409,265 and 7,149,234 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $1.20 per share.  These warrants expire at various dates through September 2013.   There were 11,394,236 warrants issued in the third quarter of 2008 and 0 warrants issued in the third quarter of 2007, respectively.

NOTE 10 – SETTLEMENT LOSS

On September 2, 2008, the Company announced an update with respect to its ongoing litigation with George Foreman Enterprises.  The parties have settled all outstanding litigation on amicable terms.  Pursuant to the Agreement, both Parties are obligated to dismiss with prejudice all existing claims between them, in both the Federal and State courts after Z-Trim satisfies all of its obligations in the Agreement.  Z Trim is obligated to pay to George Foreman Enterprises a total sum of $300,000 with $150,000 payable on September 3, 2008, and three additional payments of $50,000 each on January 1, 2009, February 1, 2009 and March 1, 2009, respectively.  Z Trim has further agreed to issue to George Foreman Enterprises a total of three million shares of the Company's common stock and to register such shares on a best efforts basis.  All other obligations between the parties have been mutually resolved and neither party has admitted wrong-doing or liability of any kind.  Due to this settlement, the Company recognized $750,000 of settlement expense in this quarter.

On March 20, 2007, the Company filed a patent infringement suit in the United States District Court for the Western District of Wisconsin seeking unspecified damages and equitable relief against a manufacturer of a competing product.  On January 28, 2008, the Court granted summary judgment in favor of the Defendant, finding non-infringement.  The Company has since voluntarily dismissed its appeal and entered into a settlement agreement wherein both parties dismissed their claims with prejudice and Z Trim agreed to pay $21,000 in full satisfaction of an award of costs against it.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 11 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were three significant customers that accounted for greater than 10% (each) for the quarter ended September 30, 2008. These three customers accounted for 32%, 14% and 10 % of total sales.  There were no significant customers for the quarter ended September 30, 2007.  There were no outstanding amounts at September 30, 2008.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At September 30, 2008 and December 31, 2007, $1,002,485 and $2,336,581 respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

The future minimum annual rental payments for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2009	286,433
2010	98,466
2011	21,046
$405,945

NOTE 13 – PENDING LITIGATION/ CONTINGENT LIABILITY

As previously reported, the Company settled an outstanding case with Farhad Zaghi and related parties (collectively, "Zaghi"), and the case has been dismissed with prejudice.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act, purportedly due to the Company’s refusal to allow for the exercise of 300,000 stock options.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

During November 2007, the Company determined, through the course of its investigation of all prior equity transactions, that 1,040,000 options that were issued in 2002 and 2003 to a former officer were both issued without proper authorization and as non-qualified stock options, as opposed to qualified.  The Company had previously treated these options as if properly issued and as qualified “incentive stock options.”  The former officer exercised these options in 2004 and 2005, resulting in the issuance of 1,040,000 shares of common stock. On or about September 26, 2008, the Company entered into an agreement with the former officer, Greg Halpern, for the return of the 1,040,000 shares of common stock in exchange for $37,000.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 14 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the first nine months of 2008.  There were no related party transactions for the first nine months of 2007.

NOTE 15 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2008.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.