Form 10-K
period 2008-12-31
Z TRIM HOLDINGS, INC
filed 2009-04-15
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

COMMISSION FILE NUMBER: 001-32134

Z TRIM HOLDINGS, INC.
(Exact name of Registrant as specified in its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1011 CAMPUS DRIVE, MUNDELEIN, ILLINOIS 60060
(Address of Principal Executive Offices)

(847) 549-6002
(Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1)  has filed  all  reports  required  to be filed by Section 13 of 15(d) of the Exchange Act o 1934 during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer                                                      [  ]                      Accelerated Filer                                                      [  ]

Non-Accelerated Filer                                                        [  ]                      Smaller Reporting Company                                  [X]
           (do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]      No [X]

At March 24, 2009, there were 2,687,879 shares of common stock outstanding.

The issuer's revenues for its most recent fiscal year were: $720,899.

The  aggregate  market  value  of  the  voting  stock  of  the  issuer  held  by non-affiliates  of the  issuer  as of  March 24, 2009  was  $50,134  This aggregate market value is estimated solely for purposes of this report and are based on the closing price for the issuer's common stock on March 24, 2009, as reported on the Over-the-Counter Bulletin Board.  For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the issuer.  The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

STATEMENT REGARDING THIS FILING

This filing amends our annual report on Form 10-KSB/A for the year ended December 31, 2007, previously filed on August 21, 2008.  Specifically, Note 20 to our financial statements herein reflects the restatement of our quarterly reports for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008, as well as for the annual report for the year ended December 31, 2006.

We identified certain accounting errors regarding our depreciation expense for leasehold improvements during the aforementioned time periods.  These amendments should be read in conjunction with our previously filed annual reports for the years ended December 31, 2006 and 2007, and the quarterly reports for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Z Trim Holdings, Inc. is a food technology deployment company that produces, markets and distributes functional food ingredients, emulsions and systems for both domestic and international markets.

Z Trim®, a USDA-developed, minimally processed, non-caloric functional food ingredient made from healthy dietary fiber, is central to the company’s intellectual property portfolio. Z Trim Holdings has an exclusive license from the USDA to make, use and sell Z Trim both domestically and internationally.  Currently, Z Trim is made from corn and oat, but it can be produced from virtually any cellulose, the substance that makes up most of a plant’s cell walls, and is one of the most abundant organic compounds on earth.

Current Z Trim products include gel and powder used to replace portions of fat, gums, starches and carbohydrates in foods.   The Company’s core product portfolio of wellness foods and dietary fiber food ingredients includes corn Z Trim, non-GMO oat Z Trim, and functional emulsions and gels.    Z Trim is now being used by manufacturers, restaurants, schools, and consumers on 6 continents to replace as much as 80% of the fat and calories, as well as offering innovative and functional alternatives to gums, modified starches and phosphates in foods without changing taste, texture, appearance or digestive properties in the doughs, fillings and icings of baked goods, dairy products, extruded snacks, desserts, sauces, dressings, meats and many other foods.

After years of development, Z Trim is now commercialized. The Company currently manufactures and markets Z Trim products as price competitive ingredients that improve the food industry's ability to deliver on its promises of healthier quality foods. The Company's primary goal is establishing Z Trim as an important ingredient in the evolution of the food industry.  The Company is developing its market through (i) direct and brokered sales to major food manufacturers, as well as small and mid size companies, and (ii) direct and brokered sales to large food institutions such as those that supply to restaurants, hospitals, schools and cafeterias. Our R&D team, in conjunction with our customers and strategic industry partners, continues to develop additional products and applications.

 Z Trim Holdings, Inc. was incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.   In 2007, the Company dissolved its four operating subsidiaries: FiberGel Technologies, Inc., thebraveway.com, Inc., operating as The Brave Way Training Systems, On-Line Bedding Corp., and Z-Amaize Technologies, Inc.  In 2008, the Company had no operating subsidiaries.

Z Trim Holdings operates within the $25-30 billion per year (2006) global business of food additives.  The global hydrocolloid business - which consists of agents used for thickening, gelling and stabilizing food and beverage products, is over $19 billion per year (http://www.sriconsulting.com/CEH/Public/Reports/582.7000/) with food applications constituting approximately $4.2 billion of that total (http://www.foodnavigator-usa.com/Financial-Industry/Health-and-prices-dominate-hydrocolloids-debate).  Specifically, the U.S. fat replacer and bulk dietary fiber (supplement) markets are estimated to be just over $500 million each, with carbohydrate-based fat replacers such as Z Trim accounting for approximately 59 percent of the market in 2000 (http://www.frost.com/prod/servlet/market-insight-top.pag?docid=10039518).

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

The Company has spent $10,811 in 2008 and $14,325 in 2007 for research and development expense, and is still innovating toward developing value-added products to add to its core line.

Presently, the Company employs 22 full-time employees and no part-time employees.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally contained in the section entitled "Description of Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $26,900 per month, including property taxes, pursuant to a non-cancelable operating lease.  The current lease term is through March 2010, and the Company is currently negotiating an extension.  All of our subsidiaries and divisions are operated out of this space.  We also maintain a 5,000 square foot warehouse at 110 Terrace, Mundelein, Illinois at a cost of $2,750 per month, the lease of which expires in January 2010.

ITEM 3.  LEGAL PROCEEDINGS.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual shareholders’ meeting on December 30, 2008.  At that time, the shareholders voted in a new slate of directors, as described more fully herein below at Item 6.  The vote tabulation for each director was as follows, based on the pre-reverse split shares:

                            Cumulative votes                           Votes
FOR DIRECTORS                                                      RECEIVED                                AGAINST                   ABST.    BROKER NON-VOTES

Steve Cohen                                                               56,479,682                                           n/a                      n/a           0

Triveni Shukla                                                    56,472,822                                           n/a                      n/a                               0

Brian Israel                                                              56,022,290                                           n/a                      n/a          0

Mark Hershhorn                                                         56,035,024                                           n/a                      n/a          0

Sheldon Drobny                                                         56,005,648                                           n/a                      n/a          0

Due to the use of cumulative voting, it is impossible to determine the number of votes against and the number of votes abstained.

The shareholders considered also whether to amend the corporate By-Laws to eliminate cumulative voting provisions. There were 19,595,993 votes cast in favor, 2,293,805 votes cast against, 462,126 abstentions and 36,126,178 broker non-votes, which vote was not sufficient for approval and the measure did not pass.

In addition, the shareholders voted on whether to authorize the board of directors to affect a 30:1 reverse split of the Company's common stock on or before June 30, 2009. There were 53,029,478 votes cast in favor, 4,668,004 votes cast against and 780,619 abstentions, which vote was sufficient for approval and the measure passed with 68% voting "for" and 6% voting "against."

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     The following table sets forth, for the periods indicated, the high and low closing prices for our common stock, as quoted for trading on the American Stock Exchange under the symbol "ZTM" and on the Over-the-Counter Bulletin Board under the symbol “ZTMH.” Our common stock began trading on the American Stock Exchange on March 31, 2004.  On September 16, 2008, our Company moved from the American Stock Exchange and began trading on the Over-the-Counter Bulletin Board.  As of the close of business on February 6, 2009, the Company effectuated a one-for-thirty (1:30) reverse stock split.  All prices in the following table reflect post-reverse split prices.

	Common Stock
Quarter Ended	High	Low
2007
March 31, 2007	$48.00	$27.00
June 30, 2007	$44.70	$28.50
September 30, 2007	$33.30	$18.30
December 31, 2007	$25.20	$10.50
2008
March 31, 2008	$14.40	$6.30
June 30, 2008	$9.60	$4.20
September 30, 2008	$6.90	$1.50
December 31, 2008	$3.30	$0.60

2009
March 9, 2009	$1.50	$0.25

As of March 24, 2009, there were 5,271 record holders of the common stock.  This number does not include shareholders whose shares are held in securities position listings.  We have never paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

                                      EQUITY COMPENSATION PLAN INFORMATION
                                                       (AS OF DECEMBER 31, 2008)

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
WEIGHTED-AVERAGE               FOR FUTURE ISSUANCE
EXERCISE PRICE OF                    UNDER EQUITY
OUTSTANDING                            COMPENSATION PLANS                               NUMBER OF SHARES TO BE
OPTIONS,                                       (EXCLUDING SECURITIES                      ISSUED UPON EXERCISE OF
WARRANTS AND                       REFLECTED IN 1ST                                           OUTSTANDING OPTIONS,
RIGHTS                                   PLAN CATEGORY                                             WARRANTS AND RIGHTS
                                  COLUMN)
--------------                                        ------------------------------                                       ----------------------------------
Equity compensation plans approved by security holders (consisting of the 2004 Stock Incentive Plan):

$1.07                                         18,480,585 (1)                                        429,415

(1) Reflects 20,000,000 shares registered under the plan less the outstanding options less 1,090,000 shares issued to external directors under the Plan.

Plans not approved by shareholders:  None

ITEM 6.  SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS

YEAR ENDING DECEMBER 31, 2008 COMPARED TO THE YEAR ENDING DECEMBER 31, 2007

Revenues

Revenues increased 14.4% for the year ended December 31, 2008, from $616,848 for the year ended December 31, 2007 to $720,899 for the year ended December 31, 2008.  The increase in product revenue was primarily due to the increase in Z Trim product sales resulting from greater acceptance of our products by food manufacturers, both domestically and internationally.  The following table provides a breakdown of the revenues for the periods indicated:

                                                 Year ended December 31,
                                                  2008                 2007
                                                ------------        -------------
           Products                      $ 720,899         $616,799
           Services                              --                          49
                                                ------------         ------------
        Total Revenues              $ 720,899        $616,848
                                                =========   ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses decreased by $5,173,610 or 54.6% to $4,310,419 for the year ended December 31, 2008 from $9,484,029 for the year ended December 31, 2007. The decrease in operating expenses was primarily due to decreases in stock option expense of $3,446,965 and legal fees of $1,069,704 that was partially offset by an increase in selling, general and administrative expense of $680,266.

The stock option expense for the year ended December 31, 2008 was $40,613.
The stock option expense for the year ended December 31, 2007 was $3,487,579.

Other income (expense)

Total other expense for the year ended December 31, 2007 was $847,190 compared to other expense of $1,397,787 for the year ended December 31, 2008.  The increase in expense in 2008 was primarily due to a settlement loss of $772,202 and interest expense (from fund-raising activities) of $670,562 that was partially offset by other income of $44,977.  Further, in 2007, although there was a settlement loss for $1,360,891, there was interest income of $173,256 and recovery of a loan in the amount of $300,000.

Net loss

The Company incurred a net loss of $7,416,927 for the year ended December 31, 2008, or $2.95 per share, compared to $12,784,853 for the year ended December 31, 2007 or $5.44 per share – a 46% improvement.  This improvement was due primarily to decreases in cost of revenues, stock option expense and professional fees (accountants, auditors and attorneys), and settlement losses.

LIQUIDITY AND CAPITAL RESOURCES
YEAR ENDING DECEMBER 31, 2008 COMPARED TO THE YEAR ENDING DECEMBER 31, 2007

At December 31, 2008, we had cash and cash equivalents of $592,696, compared to $2,436,581 at December 31, 2007.  The Company raised $3,615,966 and $8,996,217 in additional capital through equity and convertible debt transactions during the year ended December 31, 2008 and 2007 respectively.

Net cash used by operating activities decreased by $1,444,996 or 22.0%, to $5,119,030 for the year ended December 31, 2008 as compared to $6,564,028 for the year ended December 31, 2007.  The decrease resulted primarily from a reduction in fees paid to outside professionals (including accountants, auditors and attorneys).

Net cash used by investing activities was $340,820 for the year ended December 31, 2008, as compared to $717,210 for the year ending December 31, 2007. The decrease was due to fewer purchases of property and equipment for our manufacturing plant in the current year.  The 2008 number does not include pre-payment for equipment that was to be delivered in 2009.

Net cash provided by financing activities was $3,615,966 for the year ended December 31, 2008, as compared to $8,996,217 for the year ended December 31, 2007.  Net cash provided by financing activities for the year ended December 31, 2008 was primarily from the net proceeds from the sale of convertible notes offset by a return of common stock.  Net cash provided by financing activities for the year ended December 31, 2007 was primarily from the proceeds received from sale of stock, options and warrants exercised and proceeds from notes receivable related to the sale of stock.

As of March 24, 2009, our cash balance was approximately $127,946.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 16 to 24 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and mid terms.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION IS INTENDED TO ASSIST IN UNDERSTANDING THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF Z TRIM HOLDINGS, INC. YOU SHOULD READ THE FOLLOWING DISCUSSION ALONG WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-K.  THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 2008 AND BEYOND MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD LOOKING STATEMENTS.

Z Trim is a functional food ingredient company which provides custom product solutions that help answer the food industry’s problems.  Z Trim’s revolutionary technology provides value-added ingredients across virtually all food industry categories.  Z Trim’s all-natural products, among other things,  help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s products can help extend finished products, and thereby increase its customers’ gross margins.  Under the direction of new management since December 2007, Z Trim has focused its efforts and resources towards the manufacture, marketing and sales of its industry-changing products.

Z Trim, through an exclusive license to technology patented by the United States Department of Agriculture, has developed products that both reduce fat and add fiber, with the added benefit of maintaining taste and mouth-feel associated with full fat products.  The global market for Z Trim's line of products spans the entire food and nutritional beverage industry, both low-fat and full fat, including meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

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

SELECTED FINANCIAL ANALYSIS

In 2008, we experienced our best revenue performance to date, achieving sales revenues of $720,899.  Our last two quarters were our two highest ever, achieving sales of $264,485 in Q3 and $218,097 in Q4.  This represents a substantial improvement over the same last two quarters of 2007, which resulted in sales of $113,975 in Q3 and $72,535 in Q4.

Additionally, although we sold more product in 2008 than we did in 2007, our cost of goods sold decreased by $655,708 or 21.2%, from $3,085,328 in 2007 to $2,429,620.  This, we believe, shows that we are becoming both more efficient in our production process, and beginning to see positive results stemming from the achievement of economies of scale.

Significantly, cash flows used in operating activities decreased by $1,444,998 or 22.0%, to $5,119,030 in 2008.  The 2008 number includes $294,328 in accounting and audit fees, $498,602 in attorneys’ and other professional fees and $111,266 in Amex registration fees (a total of $904,196).  We believe that fees relating to accountants, auditors, attorneys and other professionals will be greatly reduced on a going forward basis, and that the fees related to Amex will cease altogether.

Our performance over the last three years shows significant trends:

	2006	2007	2008

Net Loss	$16,744,338	$12,784,853	$7,416,927

Net Revenues from Manufacturer Sales	$62,508	$236,288	$647,709

Net losses have been decreasing at a significant and steady pace.  Net revenues from sales to food manufacturers have been increasing at a significant and steady pace.

Additionally, we have simultaneously reduced our accounts payable by $164,704 during 2008, while increasing our accounts receivable by $198,709 during the same period.

RECENT MATERIAL DEVELOPMENTS

Reverse Stock Split

As of the close of business on February 6, 2009, the Company effectuated a one-for-thirty (1:30) reverse stock split.  As part of this split, the Company’s stock began trading on February 9, 2009 under the symbol “ZTHO” on the Over-the-Counter Bulletin Board.

Annual Shareholder’s Meeting, Board of Directors and Bylaws Changes.

On September 18, 2008, the Company’s Board of Directors amended its by-laws to reduce the number of directors serving on the Board of Directors from 7 to 5. The Board also amended the by-laws to create a nominating committee comprising of two independent directors for the purpose of identifying and evaluating potential director candidates, and proposing to the full board a slate of director nominees to be included in the Company’s proxy.

On December 30, 2008, the Company held its Annual Shareholders’ meeting.  The shareholders voted for a slate of five directors:  Steven Cohen, Triveni Shukla, Mark Hershhorn, Brian Israel, and Sheldon Drobny.  The following directors were not re-elected: Michael Donahue, Randal Hoff and Harvey Rosenfeld.

On March 21, 2009, for personal reasons, Director Sheldon Drobny resigned as Director and Audit Chair of the Company.

On March 25, 2009, the Company appointed Morris Garfinkle as Director and Audit Chair. Mr. Garfinkle is the Founder, President and CEO of GCW Consulting, a consulting firm based in Arlington, Virginia. He received his Juris Doctor from Georgetown University and his B.S. in Economics (cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania. Mr. Garfinkle has over 35 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising. His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others. He also served on the Board of Directors of HMSHost from 2000 - 2006.

 Restatements

On August 6, 2008, the Company determined that its financial statements for the year ended December 31, 2007 should no longer be relied upon because of accounting errors in those financial statements relating to specific equity transactions. These errors also required a restatement of the financial statements for the first quarter of 2008. On August 21, 2008, the Company amended those financial statements via an amendment to its Annual Report on Form 10-KSB for the applicable period.

On March 25, 2009, the Company’s management and Board of Directors determined that the Company's financial statements contained within the Company's 10-Qs for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008, and 10-Ks for the years ended December 31, 2006 and 2007, contained misstatements regarding depreciation expense for leasehold improvements, a non-cash item on the income statement and that such previously filed quarterly and yearly financial statements should no longer be relied upon, as previously presented.  The Company’s present filing contains restated audited December 31, 2007 financial statements. The Company’s present filing also includes unaudited restatements of the year ended December 31, 2006 and quarters ended March 31, 2008, June 30, 2008, and September 30, 2008 in addition to the aforementioned restatement of the year ended December 31, 2007.

Change of Trading Exchange

On September 16, 2008 the Company’s transition from its common stock being listed on the American Stock Exchange to trades in its common stock being reported on the OTC Bulletin Board has been successfully completed.  The Company is trading under the symbol ZTHO.OB.

Change of Auditors

On December 17, 2008 the Company terminated its relationship with Blackman Kallick, LLP, and engaged the firm of M&K CPAs, PLLC as the Company’s independent auditors.  The termination was approved by the audit committee of the Board of Directors.   In connection with the audits of the Company’s consolidated financial statements for the fiscal year ended December 31, 2007 and through the date of this current report, there were: (1) no disagreements between Z Trim and Blackman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Blackman, would have caused Blackman to make reference to the subject matter of the disagreement in their report on Z Trim’s consolidated financial statements for such year, and (2) no reportable events within the meaning set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B or Item 304 (a)(1)(v) of Regulation S-K.

Sales Developments

1.
 Shift in strategy – twofold:  (a) focus on sales to food manufacturers and institutions, cease direct sales to consumers and cease producing finished retail products; and (b) expanding our external sales force through the establishment of relationships with domestic and international ingredient distributors.

2.
Successful results of this shift include increase in sales to both the number of food manufacturers as well as to the volume of product being sold.  We are currently selling to the following companies, among many others:

        Amazing Foods Group
        Amazing Food Manufacturing LLC
        Bay Valley Foods
        Chelsea Milling Company
        Consolidated Mills, Inc.
        Crestone Group Baking Companies
        Edward Keller Philipines, INc.
        Echo Lake Foods
        Hans Kissle Company
        Heinz North America
        Kens Foods
        Kerry Ingredients & Flavours
        Sterling Foods
        Supreme Oil
        Walden Farms

    3.  Established relationships with the following distributors:

        Kraki -- Brazil
        WTI -- United States
        Freya -- Israel
        Scott -- India
        DKSH -- UK, Italy, Australia, Korea, Chile, etc.

The success achieved by our network of distributors has just started. Sales achieved by these distributors account for 45% of our total sales in 2008.  We anticipate that the number of sales achieved by these distributors will grow in 2009.

Operational Improvements

We are continually improving upon our manufacturing technology.  We have honed our processes and procedures and made plans to significantly improve our efficiencies and economies of scale.  As we increase our volume of production, we expect that per unit costs will decrease.

During 2008, we hired two new plant engineers, both of whom had previously worked at food plants of Fortune 100 companies.  Their collective experience has already helped us find additional ways to cut costs by slightly modifying our process and thereby decreasing our process time.

We spent some of the capital raised in 2008 on the purchase of a new dryer and milling system.  This system is now on-line, and we believe we will be able to increase substantially our production volume, while also doing so more efficiently.

Research and Development Highlights

Under prior direction, there was no emphasis on new technology, research or development.  Now, our R&D department is a major strength, providing our sales team with invaluable support in creating innovative product design that solves particular challenges faced by our respective customers.  Working hand-in-hand with major food companies, we engage in joint development of finished products that incorporate our technologies.  This has had the effect of reducing sales cycle time.

In addition to working on application technology, we are expanding our portfolio of new products.  Our R&D team has recently developed a new product we call NanoGum – soluble dietary fiber derived from corn bran.  NanoGum is proving to be a game-changer because, while it is a viable stand-alone product, it also allows us to design premium custom blends with specifically targeted attributes.  It is comparable to Gum Arabic – a hydrocolloid with high emulsifying capacity.  Created from the same raw materials as Z Trim, NanoGum is less viscous (i.e., it is “thinner”) than Z Trim.  It is capable, however, of delivering up to half the daily recommended dosage of fiber per serving – more than sufficient for the FDA to allow a fiber claim on the labels of such products.    Functioning similar to some gums, NanoGum has its own attributes, such that when it is blended with Z Trim in varying ratios, it creates a veritable universe of multi-functionality and performance, replete with significant fiber supplementation.  In addition to the functional and economic benefits of this innovation, its processing involves converting valuable materials that previous management had been throwing down the drain.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-X.

ITEM 7A.  QUANTATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

The following risks are material risks that we face.  If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

BUSINESS RISKS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS.

The Company incurred a net loss of $7,416,927 for the twelve months ending December 31, 2008, and had an accumulated deficit of $71,662,875.  The Company reported a net loss of $12,784,853 for the twelve months ending December 31, 2007. At December 31, 2007, the Company reported an accumulated deficit of $64,171,085.

If the Company continues to incur significant losses, our cash reserves may be depleted earlier than currently anticipated, and the Company may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of the date of our most recent audit, which included the fiscal years ended December 31, 2008 and 2007, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT.

The Company has not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z Trim, our functional food ingredient.  We cannot assure you that we will be able to gain the market acceptance necessary to achieve profitability.

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

WE HAVE A SIGNIFICANT PORTION OF OUR CURRENT REVENUES AND ORDER BOOKINGS WITH A SMALL NUMBER OF CUSTOMERS.

Revenues recognized over the past year and order bookings received to date are concentrated with a small number of customers.  The loss of one or more of our customers or material changes to the contracts with or payment terms of these customers may result in a significant business interruption through reduced revenues, reduced cash flows, delays in revenues or cash flows and such delays or reductions could have a material impact on the future revenue growth and profitability of the Company.

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

WE RELY UPON A LIMITED NUMBER OF PRODUCT OFFERINGS.

The majority of the products that we have sold as of December 31, 2008 have been based on corn and oat. Although we will market our products, as an active food ingredient for inclusion in other companies’ products, and in other ways, a decline in the market demand for our products, could have a significant adverse impact on us.

THE AVAILABILITY AND COST OF AGRICULTURAL PRODUCTS THAT WE USE IN OUR BUSINESS ARE SUBJECT TO WEATHER AND OTHER FACTORS BEYOND OUR CONTROL.

All of our current products depend on our proprietary technology using agricultural products, mainly corn and oat. Historically, the costs of corn and oat are subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general and over which the Company has no control, including crop conditions, weather, government programs and purchases by foreign governments. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We currently do not hedge against changes in commodity prices.

THE COMPANY IS SUBSTANTIALLY DEPENDENT ON ITS MANUFACTURING FACILITIES; ANY OPERATIONAL DISRUPTION COULD RESULT IN A REDUCTION OF THE COMPANY’S SALES VOLUMES AND COULD CAUSE IT TO INCUR SUBSTANTIAL LOSSES.

The Company’s revenues are and will continue to be derived from the sale of functional food ingredients made from dietary fiber that the Company’s manufactures at its facility. The Company’s operations may be subject to significant interruption if its facility experiences a major accident or is damaged by severe weather or other natural disasters. In addition, the Company’s operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company’s insurance may not be adequate to fully cover the potential operational hazards described above or that it will be able to renew this insurance on commercially reasonable terms or at all.

THE AGREEMENT GOVERNING THE COMPANY’S CONVERTIBLE NOTES CONTAIN VARIOUS COVENANTS THAT LIMIT ITS ABILITY TO TAKE CERTAIN ACTIONS AND THE COMPANY’S FAILURE TO COMPLY WITH ANY OF THE DEBT COVENANTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The agreements governing the company’s outstanding convertible notes contain a number of significant covenants that, among other things, limit its ability to incur additional debt or liens or redeem any of its outstanding capital stock.

 WE FACE COMPETITION.

Competition is intense in our targeted industries, including nutraceuticals, functional food ingredients, oils, gums and a large number of businesses engaged in the various fat replacement industries. Many of our competitors have established reputations for successfully developing and marketing their products, including products that are widely recognized as providing similar calorie reduction. In addition, many of our competitors have greater financial, managerial, and technical resources than the Company has.   If we are not successful in competing in these markets, we may not be able to attain our business objectives.

OUR INABILITY TO SECURE AND PROTECT OUR INTELLECTUAL PROPERTY MAY RESULT IN COSTLY AND TIME-CONSUMING LITIGATION AND COULD IMPEDE US FROM EVER ATTAINING MARKET SUCCESS.

We hold several patents as well as copyrights and trademarks with respect to our products and expect to continue to file applications in the future as a means of protecting our intellectual property. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection.  The technology employed by Z Trim in its products is licensed to the company by the United States Department of Agriculture. The USDA patent expires 2015. Although the company has additional process patents on file and intends to file a patent for NanoGum in the next few months, there can be no assurance that new patents will in fact issue or that they will provide effective protection.

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

CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF TRADE SECRETS AND OTHER PROPRIETARY INFORMATION AND MAY NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

 IF OUR FOOD PRODUCTS BECOME ADULTERATED, MISBRANDED, OR MISLABELED, WE MIGHT NEED TO RECALL THOSE ITEMS AND MAY EXPERIENCE PRODUCT LIABILITY CLAIMS IF CONSUMERS ARE INJURED.

We may need to recall some of our products if they become adulterated, misbranded, or mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands.

OUR COMPETITORS MAY DESIGN PRODUCTS AROUND OUR INTELLECTUAL PROPERTY PROTECTION.

We hold an intellectual property portfolio, including patent, trademark, copyright and trade secret protection.  Our competitors, however, may design around our patent claims, rendering our patent protection ineffective against such competitor.  Similarly, our competitors may independently develop technology similar to our trade secrets and technical know-how.  Such occurrences could increase competitive pressure on our marketing and sales efforts.

OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Any significant impairment of our intellectual property rights could harm our business or our ability to compete.  Also, protecting our intellectual property rights is costly and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations.  In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.  Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

WE MAY NOT BE SUCCESSFUL IN AVOIDING CLAIMS THAT WE INFRINGE OTHERS’ PROPRIETARY RIGHTS AND COULD BE REQUIRED TO PAY JUDGMENTS OR LICENSING FEES.

Any infringement claim, whether meritorious or not, could be time consuming and result in costly litigation, and could require us to discontinue any of our practices that are found to be in violation of another party’s rights.  Any failure to maintain rights to our intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

GOVERNMENT REGULATION

We are subject to extensive regulation, and compliance with existing or future laws and regulations may require us to incur substantial expenditures or require us to make product recalls. New regulations or regulatory-based claims could adversely affect our business. We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment. Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, we advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations and of new laws or regulations restricting our right to advertise products.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the Environmental Protection Agency, and by various state and local authorities. Such regulation covers virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and omissions and other matters. Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to affect any product recalls. These matters may have a material adverse effect on our business.

IF Z TRIM’S PRODUCTS DO NOT SATISFY CERTAIN GOVERNMENTAL REGULATIONS,  Z TRIM  MAY BE  UNABLE TO OBTAIN  REGULATORY  APPROVAL  OR MAY BE REQUIRED TO OBTAIN MULTIPLE LICENSES TO SELL OUR PRODUCTS.

Z TRIM has self-certified that all components of its products are generally recognized as safe or GRAS according to the U.S. Food and Drug Administration regulations.  A GRAS  designation  exempts the products from the regulations of the U.S. Department of Agriculture,  permitting the sale of the  products  anywhere  in the United  States  without obtaining  a  license.   Should  the    products  lose  their  GRAS designation,  Z TRIM will be required to sell the  products as feed additives  by  obtaining a license to sell from each  individual  state in which sales  would  occur.  There  is no  assurance  that  Z TRIM  would  be  able to successfully  obtain or  maintain  licenses  in all  states  in which  sales are expected to be made or that the cost of obtaining and maintaining these licenses would not limit its ability to sell its products.

WE ARE SUBJECT TO PERIODIC LITIGATION AND OTHER REGULATORY PROCEEDINGS, WHICH COULD RESULT IN UNEXPECTED EXPENSE OF TIME AND RESOURCES.

We are a defendant from time to time in lawsuits and regulatory actions relating to our business, including litigation brought by former employees. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WHICH COULD IMPACT NEGATIVELY OUR ABILITY TO REPORT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2008. We identified two material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2008, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” In our Annual Report on Form 10-K.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.  Our internal controls over financial reporting were also ineffective as of December 31, 2007 as reported in our Form 10-KSB/A for that period.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

MARKET RISKS

OUR STOCK IS NO LONGER LISTED ON THE AMERICAN STOCK EXCHANGE AND NOW TRADES ON THE OTC BULLETIN BOARD.

Since our common stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.  The OTC Bulletin Board generally provides less liquidity than Amex and the Pink Sheets generally provide less liquidity than the OTC Bulletin Board.  Stocks trading on both the OTC Bulletin Board and the Pink Sheets may be very thinly traded and highly volatile, and quotations for Pink Sheet companies are generally very difficult to obtain, if available at all.  Therefore, should the Company’s stock be quoted on the Pink Sheets, holders of the Company’s common stock may be unable to sell their shares at any price, whether or not such shares have been registered for resale.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common shares, significant sales of our common shares, or the expectation of these sales, could cause our share price to fall. Also, as a result of the Company’s withdrawal from Amex, the Company will not be required to seek, and will, generally, not seek, shareholder approval in connection with its equity offerings.  Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder, who is not an affiliate of the company and  who has satisfied a six-month holding period may, under if there is current information publicly available concerning the company,. Rule 144 also permits, the sale of securities, without any limitation, by our shareholders that are non-affiliates that have satisfied a one-year holding period. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of the Common Stock.

THE ISSUANCE OF ADDITIONAL COMMON STOCK COULD RESULT IN PRICE REDUCTIONS AND SUBSTANTIAL DILUTION.

Additional sales of substantial amounts of the Common Stock could reduce the market price for the common stock. We will need additional equity funding to provide the capital to achieve our objectives. Such equity issuance would cause a substantially larger number of shares to be outstanding, thereby diluting the ownership interest of our existing shareholders. In addition, public sales of substantial amounts of the Common Stock after this registration statement could reduce the market price for the Common Stock. If we raise capital in the future by issuing additional equity securities, investors may experience a decline in the value of their securities purchased in this offering. We are authorized to issue up to 200,000,000 shares of our common stock, of which 2,597,879 were outstanding at the close of business on February 6, 2009, and 10,000,000 shares of preferred stock, of which none were outstanding at the close of business on February 6, 2009. Our Articles of Incorporation (as amended to date) gives our Board of Directors authority to issue the undesignated shares of preferred stock with such designations, rights, preferences and limitations as the Board may determine. At the close of business on February 6, 2009, we had outstanding convertible notes convertible into 928,541 shares of our common stock (the “Notes”) and warrants to purchase an aggregate 1,947,761 shares of our common stock, outstanding options to purchase approximately 419,582 shares of our common stock.  At February 6, 2009, we also had approximately 19,580,418 shares of our common stock reserved for future stock options under our 2004 Equity Incentive Plan.  On March 2, 2009, we issued an additional 1,320,000 stock options under the 2004 Equity Incentive Plan (and simultaneously cancelled 242,315 stock options), and 60,000 shares of common stock under said plan.  On March 25, 2009, we issued an additional 30,000 shares of common stock under said plan.  The issuance of shares of our common stock upon conversion of the Notes and exercise of outstanding options and warrants, or in other transactions would cause dilution of existing stockholders’ percentage ownership of the Company. Holders of our common stock do not have preemptive rights, meaning that current shareholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.

THE NUMBER OF SHARES OF OUR COMMON STOCK OUTSTANDING AND ISSUABLE UPON THE CONVERSION OR EXERCISE OF CONVERTIBLE NOTES AND WARRANTS HAS INCREASED SUBSTANTIALLY AS A RESULT OF  PRIVATE PLACEMENTS AND SETTLEMENT OF LITIGATION, AND CERTAIN PURCHASERS BENEFICIALLY OWN SIGNIFICANT BLOCKS OF OUR COMMON STOCK. UPON REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, THESE SHARES WILL BE GENERALLY AVAILABLE FOR RESALE IN THE PUBLIC MARKET.

Upon the closing of private placements on November 12, September 2, and June  18, 2008 we entered into subscription agreements pursuant to which we sold an aggregate of 44.57 units consisting of convertible notes and warrants, for an aggregate offering price of $4,457,000, which is the total principal amount of the Notes.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $100,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible, on a post Reverse Split basis, at the rate of $4.80 per share into 20,833 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued in Common Stock at the rate of $4.80 per share.  The Notes are convertible, on a post Reverse Split basis, into an aggregate total of 928,541 shares of Common Stock.  Investors of each Unit also received two five-year warrants, one to purchase, on a post Reverse Split basis, 7,692 shares of Common Stock per unit with an exercise price of $0.30 per share (the “$0.30 Warrants”), and the other to purchase, on a post Reverse Split basis,  5,128 shares of Common Stock per unit with an exercise price of $4.80 per share (the “$4.80 Warrants” and, together with the $0.30 Warrants, collectively the “Warrants”).  The aggregate number of shares, on a post split basis, issuable pursuant to all warrants issued to the note-holders is 571,405.  We also entered into registration rights agreements in connection with the private placement pursuant to which we have agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.  We paid a placement agent a 13% cash commission in connection with the private placement.  The placement agent also received expense reimbursement, and a five-year warrant to purchase, on a post split basis, an aggregate of 165,707 shares of Common Stock for all Units sold, with an exercise price of $4.80 per share and 66,667 at an exercise price of $0.30.  In addition, the placement agent’s warrants carry registration rights that are the same as those afforded to investors in the private placement.  A total of 232,374 warrants were issued to the placement agent.  The conversion price of the notes and the exercise price of the warrants will automatically be reset to the price of this current offering.  In consideration of an amendment to the notes deleting a prohibition against reverse stock splits and effective after the 1 for 30 reverse stock split, the company issued additional warrants to the Noteholders for an aggregate of 928,541 shares at an exercise price post split of $.01 per share.

In August 2008 the Company settled all outstanding litigation with George Foreman Enterprises (the “Settlement”).   In addition to certain cash payments, the Company agreed to issue, to George Foreman Enterprises, on a post reverse stock split basis, a total of 100,000 shares of the Company's common stock, and to register such shares on a best efforts basis.  The issuance of the Notes and warrants in the private placement, the new warrants for the consent to the amendment relating to the reverse stock split and the shares in the Settlement triggered the anti-dilution provisions of outstanding convertible securities and resulted in substantial dilution to shareholders who held our common stock prior to the private placement and the Settlement. Under the registration rights agreements, we have agreed to file a registration statement with the Securities and Exchange Commission, or the SEC, covering the resale of the 928,541 shares of common stock issuable upon conversion of the Notes, the 1,947,761 shares of common stock issuable upon exercise of all outstanding warrants and the 100,000 shares issued in connection with the Settlement. Upon such registration of the shares issued in connection with the Settlement, these shares will become generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

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

THE TRADING PRICE OF THE COMMON STOCK IS VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN OUR SECURITIES TO DECLINE.

The market price of shares of our Common Stock has been volatile.    The market price of our common stock has in the past been highly volatile. In fiscal year 2007, the price of our common stock traded, at post-reverse split prices, in the range of $48.00 to $10.50; during fiscal 2008, our stock traded in the range of $14.40 to $0.60 per share. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

•	developments and resolution of current litigation that we are a party to;
•	our cash resources and our ability to obtain additional funding;
•	announcements of private or public sales of securities
•	announcements by us or a competitor of business development or exhibition projects;
•	our entering into or terminating strategic business relationships;
•	changes in government regulations;
•	changes in our revenue or expense levels;
•	fluctuations in operating results and general economic and other external market factors
•	negative reports on us by security analysts;
•	announcements of new products or technologies by us or our competitors.

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

THE IMPLEMENTATION OF SFAS NO. 123R HAS REDUCED AND MAY CONTINUE TO REDUCE OUR REPORTED EARNINGS, WHICH COULD RESULT IN A DECLINE IN OUR STOCK PRICE.

As part of our compensation to employees, directors and consultants, we issue equity awards, primarily in the form of stock options and warrants. Many of the companies within our industry and with whom we compete for skilled employees use stock-based compensation as a means to attract personnel, although not all do and many do not issue the same level of awards.. As a result, the impact of the January 1, 2006 implementation of SFAS No. 123R may be more significant for us as compared to other companies. In addition, if we unexpectedly hire additional employees or acquire another company, the impact of the implementation of SFAS No. 123R may be more significant for us than previously forecasted. To the extent investors believe the costs incurred for SFAS No. 123R by the Company are higher than those incurred by other companies, our stock price could be negatively impacted.

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

ITEM 8.  FINANCIAL STATEMENTS

     See consolidated financial statements starting on page F-1 and the related footnotes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 17, 2008, our Board of Directors approved the change of accountants from Blackman Kallick, LLP to M&K CPAs, LLC.  There are no disagreements with our accountant  on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2008, we did not maintain effective controls over financial reporting which resulted in the restatement of several previously filed financial statements.  Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported.  Furthermore, specific controls were not designed and in place to ensure that the depreciation of leasehold improvements was calculated and reported correctly.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Corrective Action

We have restated our financial statements in order to reflect the proper treatment of depreciation for leasehold improvements.  See Note 20 of our financial statements.

Management plans to provide future investments in the continuing education of our accounting and financial professionals.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

AGE	NAME	POSITION

52	Steve J. Cohen	Director and President

56	Michael J. Theriault	Chief Operating Officer
until August 18, 2008

66	Triveni P. Shukla	Director and Executive VP

38	Brian Chaiken	Chief Financial Officer

59	Mark Hershhorn	Director

51	Brian Israel	Director

63	Sheldon Drobny	Director
elected December 30, 2008; resigned March 21, 2009
55	Morris Garfinkle	Director, appointed March 25, 2009

51	Michael Donahue	Director from December 14, 2007
to December 30, 2008

56	Randal Hoff	Director from December 19, 2007
to December 30, 2008

61	Harvey Rosenfeld	Director from December 19, 2007
to December 30, 2008

STEVE J. COHEN, the Company's President has been employed by Z Trim since 2002 when he was hired as its director of investor relations.  He was promoted to Vice President of Corporate Development in 2003 and to President in March of 2006 when he also began serving on the Board of Directors.  In August of 2007 Mr. Cohen assumed the role of chief executive officer.  Prior to joining Z Trim, Mr. Cohen had 25 years' experience at the Chicago Mercantile Exchange where he worked in various brokerage house positions as well as a trader. Mr. Cohen attended college at the University of Illinois and Oakton Community College.  Mr. Cohen was a member of the U.S. Olympic team at the 1988 Olympics in Seoul and was a coach for the U.S. Olympic Team at the 2000 Olympics in Sydney Australia.

TRIVENI P. SHUKLA, Ph.D. is the Executive Vice President, Manufacturing & Technology for Z Trim Holdings, Inc., and has been with the Company since January 1, 2004, and was appointed to serve as a director on December 19, 2007.   Prior to joining Z Trim, Dr. Shukla was the President of F.R.I. Enterprises LLC from 1985 through March 2003.  Dr. Shukla served as Corporate Manager, R&D, Technical Service, and Engineering for the Krause Milling Company, which became part of ADM in 1985, from 1973 through 1984.  Dr. Shukla served as Associate Director, Research and Planning, for Phelco-Land O’Lake from 1969 through 1973. He was in charge of quality control for the National Dairy Research Institute, India and was the youngest gazetted Officer approved by Union Public Service Commission, India.  Dr. Shukla was a third party expert for International Finance Corporation/Word Bank from  1991 through 2001. Dr. Shukla has provided advisory services to the following companies around the globe: US Feed Grains Council, Indian Council of Agricultural Research, Winrock International, Labbat Anderson Group,  Anheuser-Busch,  A.E. Staley, American Maize Co., Bimbo (Mexico), Cedarburg Dairy/Kemp, Cargill, ConAgra, Experience Inc., Frigo Cheese Co./Unigated Ltd., Grupo Minsa s.a. de c.v. (Mexico), Heinz Co./Ore-Ida Foods, Heinz Co./Foodways Natl., Hershey Foods Corporation, Illinois Cereal Mills, Kraft-General Foods,  Mexican Accent Inc., Monsanto Company, Nabisco Brands, National Honey Board, Nagarjuna Chemicals and Vertilizers, India, Oscar Meyer Foods/Philip Morris, Procter & Gamble, Quaker Oats, Sigma Alimentos/Grupo Alpha (Mexico), Group Minsa of Mexico and Matrix Group of Malaysia.  Dr. Shukla’s advisory services have been of the nature of privatization, business planning, innovation and R&D, plant start-up, and management of intangible assets.  Dr. Shukla has designed turnkey facilities in Colombia, India, Malaysia, and Taiwan.  Some of Dr. Shukla’s accomplishments include:

·             Congressional Liaison, Institute of Food Technology’s research Committee

·             Chairman, Technical Board, American Corn Miller’s Federation, Washington, D.C.(1977-1984)

·             Industry Member USDA’s NC-51 (1980-84)

·             Panelist at Harvard’s Agriculture and Biotechnology Program

·             Member, Scientific Advisory Panel, American Association of Cereal Chemists (1999-Present)

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

BRIAN CHAIKEN, J.D., was hired by the Company to serve as General Counsel and Vice President of Business Development in July of 2006.  In January of 2008, Mr. Chaiken was appointed to be the Company’s Chief Financial Officer.  In January of 2009, Mr. Chaiken was appointed the role of Chief Legal Officer as well.  He received his Bachelor of Science in Accountancy from the University of Illinois, Champaign-Urbana and passed the CPA examination on his first sitting.  Mr. Chaiken obtained his Juris Doctor from DePaul University, and is a member of the Illinois and Florida Bars, as well as those of the Northern District Court of Illinois, United States Court of Appeals of the 11th Circuit and the Southern District Court of Florida.  Prior to joining Z Trim, Mr. Chaiken spent five years as the Executive Vice-President of Legal Affairs for Supra Telecommunications and Information Systems, Inc., a Competitive Local Exchange Carrier (telecommunications provider) in South Florida.  There, Mr. Chaiken was a senior executive for a company with more than 300 employees in Florida, Costa Rica and the Dominican Republic.  He was instrumental in helping the company grow annual revenues from $10 million to approximately $150 million over an 18 month period.  He successfully litigated and arbitrated multi-million dollar disputes involving trademark, anti-trust, fraud, bankruptcy and complex commercial transactions.

BRIAN S. ISRAEL was appointed on May 23, 2007 to fill a vacancy on the Company’s Board of Directors.  He presently serves as Chairman of the Compensation and Nominating Committees.  Mr. Israel spent more than 20 years in the real estate finance industry, during which he managed teams responsible for production, operations, risk management, product and policy development, technology and project management functions for a major national lender and a large regional commercial bank. In his most recent position, he served From March 1989 to January 2004 as Vice President and Division Administrator for the Residential Mortgage Division of Harris Trust and Savings Bank's Consumer lending Center. Since retiring from the corporate world in January of 2004, he has dedicated his time and energy primarily to Community Service in the non-profit sector as President of the River North Residents Association, which works with city officials and local businesses to enhance the quality of life for nearly 10,000 members through advocacy for responsible development and commerce, improvements to infrastructure and amenities, and the creation, protection and improvement of public open space.

He is a Mentor and a member of the Advisory Council of Big Brothers Big Sisters of Metropolitan Chicago, President of the Chicago Hospitality Resource Partnership, and a member of the Ely Chapter of Lambda Alpha International.  He also provides strategic planning, training and project management services to businesses and non-profit entities as an independent consultant and serves as President of North Shore Custom Homes, Ltd., a developer of upscale residential real estate.

MARK HERSHHORN has a background in the marketing and operations of nutrition systems, food industry marketing and transactional television.  Mark was appointed to the Company’s Board of Directors on December 19, 2007.  From August 1998 to present, Mark has served as President and co-owner of CKS & Associates Management LLC; President and CEO of CKS & Associates; CEO of Midwest Real Estate Investment LLC; General Partner of New Horizons West 1LP, and CEO of New Horizons Real Estate Holdings LLC.  During much of the 1990’s, Mark served as President, CEO and director of National Media Corporation (NYSE-NMC) and as Chairman of the company’s international subsidiary, Quantum International Ltd.  Prior to that, Mark served as Senior Vice President of food operations and joint ventures for Nutri/System, Inc.  During the 1980’s, Mark was Chief Financial Officer, Treasurer, Vice President and director of the Franklin Mint.  Mark has also held positions with companies such as Price-Waterhouse, Pfizer Diagnostics, and Wallace and Wampole Laboratories.  Mark received his BS Degree in Economics from Rutgers University and an MBA from the Wharton School of Finance, University of Pennsylvania.

SHELDON DROBNY has a long and distinguished background in the accounting and financial industries.  He has held the position of Chairman and Principal of Paradigm Group II LLC (“Paradigm”) from 1991 to date.  Paradigm is an investment firm he founded with over $200 million worth of investments in over 40 companies.  He is a board member of numerous Paradigm Group II portfolio companies, including:  Cypress Bioscience (Chaired Audit Committee), TL Contact, XML Global (Chairman), Vertaport, Inc. and others.  Sheldon started his career with the Internal Revenue Service, and then became the managing partner in the firm of Adler Drobny Fischer LLC.  He received his Bachelor of Science in Business Administration from Roosevelt University. He is a Certified Public Accountant, having received the Elijah Watts Sells award, given to the top 25 out of 20,000 CPA candidates in the United States.  He is also admitted to practice before the U.S. Tax Court as a non-attorney, one of fewer than 200 non-attorneys to receive such distinction.  He is affiliated with the following organizations:  American Institute of Certified Public Accountants, Illinois CPA Society, University of Illinois Foundation Member, University of Illinois Chicago Circle Campus – Board of Visitors, University of Illinois Presidents Council – Certificate of Appreciation, Woodrow Wilson Council of the Woodrow Wilson International Center for Scholars, Simon Wiesenthal Center – International Leadership Council.

MORRIS GARFINKLE is the Founder, President and CEO of GCW Consulting, a consulting firm based out of Arlington, Virginia.  He received his Juris Doctor from Georgetown University and his B.S. in Economics (cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania.  Mr. Garfinkle has over 35 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising.  His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others.  He also served on the Board of Directors of HMSHost from 2000 - 2006.

MICHAEL DONAHUE established a communications, marketing and issue management firm in 2006.  From 1987 to 2006, Mr. Donahue worked for McDonald’s Corporation.  During the first ten years of his career with McDonald’s, Mr. Donahue served in increasingly responsible positions to become an officer and senior executive as Vice President of Communications.  Before joining McDonald’s, Mr. Donahue spent five years as a Manager/Director with the Illinois Retail Merchants Association, National Federation of Independent Business and 3M Corporation where he created favorable environments for small businesses to conduct business with minimal regulatory restriction. He then transitioned into public office to assist the incumbent Governor to address small business concerns as Deputy Director for the State of Illinois Commerce Department.

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

AUDIT COMMITTEE

The Board of Directors has an Audit Committee composed of one director, Morris Garfinkle, who is considered an “independent director" under the rules of the American Stock Exchange and the Securities and Exchange Commission.  The Board of Directors has determined that Morris Garfinkle qualifies as an "audit committee financial expert" under SEC rules.  The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants.

COMPENSATION OF DIRECTORS

Our outside directors currently received $1,500 per meeting as cash compensation.  This practice began as of December 19, 2007.  Prior to that, no directors received any cash compensation for serving on our board, but were eligible to receive options and/or restricted shares of our common stock pursuant to our 2004 Stock Equity Plan. In 2008, the Board approved a grant of 200,000 shares of common stock per external director, as well as the ability to participate in a pool of an additional 500,000 shares of common stock based on the amount of time spent per director on Company affairs outside of monthly board meetings.  The cumulative minimum number of annual External Director work hours required prior to any distribution of the pool is 1,000.  The Board has determined that the External Directors did not achieve a total of 1,000 work hours in 2008, and therefore the additional 500,000 shares of common stock shall not be distributed to the External Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated thereunder, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the company. Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2008 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2008, complied with all Section 16(a) filing requirements applicable to such individuals with the exception of the following late filings: (a) Mr. Mark Hershhorn was late filing a Form 4, and (b) Mr. Drobny was late filing a Form 3.  Additionally, based on the best information available to the Company, the Company believes that Mr. Drobny is late in filing a Form 4 with respect to the sale of approximately 30,566 shares of stock.

CODE OF ETHICS

The Company has adopted a "Code of Ethics and Business Conduct," which is applicable to all Company directors, executive officers and employees, including the principal executive officer and the principal financial and accounting officer. The "Code of Ethics and Business Conduct" is available on the Company's website at http://www.ztrim.com. The Company will post amendments to or waivers under this Code on its website.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation  earned in the fiscal years ended December 31, 2008 and 2007 by our chief  executive  officer and the two most highly paid  executive  officers  whose total  salary and bonus awards  exceeded  $100,000 for the fiscal years ended  December 31, 2008 and 2007. In this document, we refer to these individuals as our "named executive officers."

                                                                SUMMARY COMPENSATION TABLE
                              LONG-TERM COMPENSATION

                      ANNUAL COMPENSATION
					AWARDS SHARES
					UNDERLYING
NAME AND PRINCIPAL				OTHER	RESTRICTED STOCK
POSITION	YEAR	SALARY	BONUS	COMPENSATION	OPTION AWARDS

Steve J. Cohen
Director and President	2008	$143,367	--	--	--
	2007	$131,175	--	--	--

Trveni Shukla
Director and Exec. VP	2008	$137,100	--	--	--
	2007	$119,400	--	--	--

Brian Chaiken	2008	$113,000	--	--	--
Chief Financial Officer	2007	$107,400	--	--	--

Gregory J. Halpern
Former Director and CEO	2007	$119,099	--	--	--

Alan Orlowsky
Former Director and CFO	2007	$106,608	--	--	--

OPTION GRANTS

The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2008. The percentage of total options granted to employees set forth below is based on an aggregate of 100,000 shares subject to options granted in 2008.  All options are fully vested and exercisable.

                            OPTION GRANTS IN LAST FISCAL YEAR
                      INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                     PERCENT OF
                        NUMBER OF                                     TOTAL
                        SECURITIES                                      OPTIONS
                        UNDERLYING                                   GRANTED                         TO EXERCISE OR
                        OPTIONS                                            EMPLOYEES                      BASE PRICE                              EXPIRATION
NAME           GRANTED                                          IN 2008                                ($/SHARE)                                  DATE
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Steve J. Cohen                 0                                         -                                    -                              -
Triveni P. Shukla              0                                         -                                    -                              -
Brian Chaiken                   0                                         -                                    -                              -

     OPTIONS EXERCISED DURING 2008 AND OPTIONS VALUES AT DECEMBER 31, 2008

The following table contains information regarding options exercised during 2008 and unexercised options held at December 31, 2008, by the named executive officers. All of the unexercised options are exercisable.

                        EXERCISED AND UNEXERCISED
                  OPTIONS FOR 2008

                                        IN-THE-MONEY                                      OUT-OF-MONEY
                                                                                OPTIONS AT                                           OPTIONS
  SHARES                                                      DECEMBER 31, 2008                               DECEMBER 31, 2008
                 AQUIRED ON        VALUE                        EXERCISABLE/                                       EXERCISABLE/
NAME                    EXERCISED          REALIZED                   UNEXERCISABLE                                   UNEXERCISABLE

Gregory J. Halpern        0                    $--                                           0                                             -
Steve J. Cohen               0                    $--                                           0                       39,166
Alan G. Orlowsky          0                    $--                                           0                   45,666
Triveni P. Shukla           0                    $--                                           0                                                        28,000
Brian Chaiken                 0                    $--                                          0                                                        16,666

Note:  All of the options listed on here in for Mr. Cohen, Mr. Shukla and Mr. Chaiken were cancelled, and new options were issued on March 2, 2009 to such individuals as set forth below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The  following  table  sets  forth  information  regarding  the  beneficial ownership  of  our  common  stock  as  of  March 24,  2009,  by  the  following individuals, entities or groups:

     o    each  person or entity  who we know  beneficially  owns more than five percent of our outstanding common stock;

     o    each of the named executive officers;

     o    each director and nominee; and

     o    all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the  percentage  ownership  of that  person,  shares of common  stock subject  to  options  and  warrants  held  by that  person  that  are  currently exercisable or convertible or will become  exercisable or convertible  within 60 days  after  March 24,  2009 are  deemed  outstanding,  while the shares are not deemed  outstanding for purposes of computing  percentage  ownership of any other person.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage  ownership  in  the  following  table  is  based  on 2,687,879  shares of common  stock  outstanding  as of March 24,  2009.  Except as provided below, the address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

	NUMBER OF	PERCENTAGE OF
NAME OF	SHARES	SHARES
BENEFICIAL OWNER	BENEFICIALLY OWNED	BENEFECIALLY OWNED

BENEFICIAL OWNERS

Nurieel Akhamzadeh (1)	136,126	5.06%
4020 Moorpark Ave., #117
San Jose, CA 95117

FORMER DIRECTORS AND EXECUTIVE OFFICERS

Gregory J. Halpern (2)	345,532	12.9%
Alan G. Orlowsky (3)	44,167	1.64%
Michael Donahue (4)	9,999	0.37%
Randal Hoff	6,666	0.25%
Harvey Rosenfeld	22,795	0.85%
Sheldon Drobny (5)	125,020	4.65%

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Steve J. Cohen (6)	210,003	7.81%
Triveni Shukla (7)	210,000	7.81%
Mark Hershhorn (8)	68,556	2.55%
Brian Israel (9)	43,332	1.61%
Morris Garfinkle	30,000	1.12%
Brian Chaiken (10)	210,000	7.81%

Total of All Current Directors and Executive Officers
	771,891	28.72%

(1) Numbers based on NOBO list dated February 5, 2009; includes 83,333 warrants
(2) Numbers based on Form 4 filed on June 20, 2008 with the SEC, less shares returned to Company pursuant to settlement reached September 26, 2008
(3) All 44,167 are options to purchase shares of common stock
(4) Includes 3,333 options to purchase shares of common stock
(5) Numbers based on NOBO list dated February 5, 2009; includes ownership of note convertible into 52,083 shares and 47,397 warrants
(6) Includes 210,000 options to purchase shares of common stock
(7) Includes 210,000 options to purchase shares of common stock
(8) Includes ownership of notes and warrants convertible into 26,890 shares of common stock
(9) Includes 6,666 options to purchase shares of common stock
(10) Includes 210,000 options to purchase shares of common stock

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's independent directors are: Mark Hershhorn, Brian Israel, and Morris Garfinkle. In compliance with the American Stock Exchange's rules for director independence, more than 50% of the Company's directors are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by Spector & Wong, LLP for professional services rendered for the fiscal year ended December 31, 2008 and December 31, 2007, respectively:

              FEE CATEGORY                                                                 2008              2007
         --------------------------                                                                ----------------- -----------------

         --------------------------                                                                ----------------- -----------------
         Audit Fees (1)                                                             $1,150           $56,889
         --------------------------                                                                ----------------- -----------------
         Audit-Related Fees (2)                                                                  --                   --
         --------------------------                                                                ----------------- -----------------
         Tax Fees (3)                                                                 --                   --
         --------------------------                                                                 ----------------- -----------------
         All Other Fees (4)                                                                               --                   --
         --------------------------                                                                ----------------- -----------------
         Total Fees                                                             $1,150           $56,889
         --------------------------                                                                ----------------- -----------------

The following is a summary of the fees billed to us by Blackman Kallick, LLP for professional services rendered for the fiscal year ended December 31, 2008 and December 31, 2007, respectively:

              FEE CATEGORY                                                                2008              2007
         --------------------------                                                                ----------------- -----------------

         --------------------------                                                                ----------------- -----------------
         Audit Fees (1)                                                                 $326,451        $107,780
         --------------------------                                                                ----------------- -----------------
         Audit-Related Fees (2)                                                                      --                   --
         --------------------------                                                                ----------------- -----------------
         Tax Fees (3)                                                                         --                   --
         --------------------------                                                                ----------------- -----------------
         All Other Fees (4)                                                                               --             $295,115
         --------------------------                                                                ----------------- -----------------
         Total Fees                                                             $326,451        $402,895
         --------------------------                                                                ------------------ -----------------

 The following is a summary of the fees billed to us by M&K, CPAs, PLLC for professional services rendered for the fiscal year ended December 31, 2008 and December 31, 2007, respectively:

              FEE CATEGORY                                                                2008              2007
         --------------------------                                                                ----------------- -----------------

         --------------------------                                                                ----------------- -----------------
         Audit Fees (1)                                                                 $50,700             --
         --------------------------                                                                ----------------- -----------------
         Audit-Related Fees (2)                                                                       --                   --
         --------------------------                                                                ----------------- -----------------
         Tax Fees (3)                                                                                          --                   --
         --------------------------                                                                ----------------- -----------------
         All Other Fees (4)                                                                                --                   --
         --------------------------                                                                ----------------- -----------------
         Total Fees                                                            $50,700              --
         --------------------------                                                                ------------------ -----------------

(1) Audit Fees consist of fees billed for professional services rendered for the audit of our  financial  statements  and for  reviews of the  interim  financial statements included in our quarterly reports on Form 10-Q.

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

PRE-APPROVAL POLICY

Our  Audit  Committee  Charter  provides  that the  Audit  Committee  shall pre-approve  all  auditing  services,   internal  control-related  services  and permitted  non-audit services  (including the terms thereof) to be performed for us by  our  independent  auditor,  subject  to  the de  minimis  exceptions  for non-audit services described in Section  10A(i)(1)(B) of the Securities Exchange Act of 1934,  as  amended,  which are  approved  by the  Committee  prior to the completion of the service. The Committee may also form and delegate authority to sub-committees consisting of one or more members when appropriate, including the authority to grant  pre-approvals  of audit and  permitted  non-audit  services, provided that decisions of such  subcommittee  to grant  pre-approvals  shall be presented to the full  Committee at its next  scheduled  meeting.  In accordance with the pre-approval policy, the Audit Committee has approved certain specified audit and non-audit services to be  provided  by M&K CPAS, PLLC for up to twelve (12) months from the date of the pre-approval. Any additional services to be provided by our independent auditors following such pre-approval requires the additional pre-approval of the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 14, 2009.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 14, 2009.

/s/ Steven J. Cohen
----------------------
Steven J. Cohen
Director and Chief Executive Officer
(principal executive officer)

/S/ Brian Chaiken
--------------------
Brian Chaiken
Chief Financial Officer
(principal financial
or accounting officer)

/S/ Mark Hershhorn
----------------------
Mark Hershhorn
Director

/S/ Brian Israel
---------------------
Brian Israel
Director

/S/ Triveni P. Shukla
----------------------
Triveni P. Shukla
Director

/S/ Morris Garfinkle
----------------------
Morris Garfinkle
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

4.1	Specimen Certificate for common stock (filed as Exhibit 3.1 to the Company's Form 10-SB filed on August 21, 2000, and incorporated herein by reference).

4.2	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.4	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.5	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.7	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.2	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 14, 2008 and incorporated herein by reference).

10.3	Michael J. Theriault Employment Agreement (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

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

23.1*	Consent of Blackman Kallick, LLP.

23.2*	Consent of M&K CPAs, LLC.

31.1*	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

                                                                                                                                                                     PAGE
                                                                                                                                                                      -------

Report of Independent Registered Public Accounting Firm                                                                            F-2

Consolidated Balance Sheets for the years ended December 31, 2008 and 2007 (restated)                                                            F-4

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 (restated)                                                      F-6

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2008 and 2007 (restated)                                                                                             F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 (restated)                                                     F-8

Notes to Consolidated Financial Statements                                                                                      F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Z Trim Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Z Trim Holdings, Inc. as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for year ended December 31, 2007 were audited by other auditors whose reports expressed unqualified opinions on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

We have also audited the adjustments described in Note 20 that were applied to restate the 2007 financial statements to correct an error.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 or prior financial statements of the Company other than with respect to the adjustments and, accordingly we do not express an opinion or any other form of assurance on the 2007 financial statements taken as a whole.

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

As discussed in Note 20 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2007 to correct errors in its accounting of the depreciation of leasehold improvements.  Unaudited information is presented in Note 20 for the three quarterly periods in the year ended December 31, 2008.

/s/ M&K CPAs,PLLC Houston, Texas April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Z Trim Holdings, Inc.
Mundelein, Illinois

We have audited, before the effects of the adjustment for the correction of the error described in Note 20, the accompanying consolidated balance sheet of Z Trim Holdings, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  The 2007 consolidated financial statements before the effects of the adjustments discussed in Note 20 are not presented herein.  The 2007 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.   Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the error described in Note 20, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Z-Trim Holdings, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 20 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by M&K CPAs, PLLC.

The accompanying 2007 consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the company has suffered recurring losses from operations and requires additional financing to continue in operation.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The 2007 consolidated financial statements do not include any adjustments that might result from the outcome of uncertainty.

/s/ Blackman Kallick, LLP
Chicago, Illinois
April 14, 2008

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

ASSETS

	12/31/2008	12/31/2007
		(Restated)
Current Assets
Cash and cash equivalents	$ 592,696	$ 2,436,581
Accounts receivable (net of allowance of $10,067 in 2008
and $1,005 in 2007)	206,231	7,522
Employees' Advances	-	2,624
Inventory	182,971	592,666
Prepaid expenses and other assets	86,445	149,973
Net assets of discontinued operations	-	485

Total current assets	1,068,343	3,189,851

Property and equipment, net	4,061,436	4,990,186

Long Term Assets
Deposit on Fixed Asset	240,000	-

Other Assets
Intangible assets, net	-	140,001
Prepaid Loan Cost - Long Term, Net	880,650	-
Deposits	14,453	14,453

Total other assets	895,103	154,454

TOTAL ASSETS	$ 6,264,882	$ 8,334,491

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

	12/31/2008	12/31/2007
		(Restated)
Current Liabilities
Accounts payable	$ 544,325	$ 709,029
Accrued expenses and other	335,718	2,039,308
Other Liabilities	-	150,000

Total Current Liabilities	880,043	2,898,337

Convertible Notes Payable, Net	2,559,736	-

Total Liabilities	3,439,779	2,898,337

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 2,597,879 and
2,401,879 shares, respectively	3,904	3,600
Common stock to be issued	-	-
Additional paid-in capital	74,484,074	69,603,639
Accumulated deficit	(71,662,875)	(64,171,085)

Total Stockholders' Equity	2,825,103	5,436,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,264,882	$ 8,334,491

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31	2008	2007
		(Restated)
REVENUES:
Products	$ 720,899	$ 616,799
Services	-	49
Total revenues	720,899	616,848

COST OF REVENUES:
Products	2,429,620	3,085,328
Total cost of revenues	2,429,620	3,085,328

GROSS MARGIN	(1,708,721)	(2,468,480)

OPERATING EXPENSES:
Selling, general and administrative	4,245,405	9,362,791
Impairment of intangible assets	136,668	-
Amortization of intangible assets	3,333	13,333
Loss(Gain) on asset disposals, net	(74,987)	107,905
Total operating expenses	4,310,419	9,484,029

OPERATING LOSS	(6,019,140)	(11,952,509)

OTHER INCOME (EXPENSES):
Rental and other income	24,451	44,105
Interest income	20,526	173,256
Interest expense	(670,562)	(3,570)
Recovery of (provision for) loan	-	300,000
Settlement (loss) gain	(772,202)	(1,360,981)
Total other income (expenses)	(1,397,787)	(847,190)

LOSS FROM CONTINUING OPERATIONS	$ (7,416,927)	$ (12,799,699)

DISCONTINUED OPERATIONS
Income from discontinued operations
(net of applicable tax of $0 in 2008 and 2007)	$ -	$ 14,846

NET LOSS	$ (7,416,927)	$ (12,784,853)

Deemed Dividend	(74,863)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (7,491,790)	$ (12,784,853)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (2.95)	$ (5.44)

Weighted Average Number of Shares Basic and Diluted	2,540,032	2,348,474

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares of		Additional
	Common	Common	Paid-In	Unamortized	Accumulated
	Stock	Stock	Capital	Expenses	Deficit	Total
Balance at December 31, 2006	2,066,149	$ 3,096	$ 57,520,009	$ (113,339)	$ (51,386,232)	$ 6,023,534

Stock issued for services	205	0	6,765			6,765
Stock and warrants issued for cash, net of fees	296,000	444	7,837,556			7,838,000
Stock issued for settlement	9,500	14	29,499			29,513
Exercise of stock warrants and options	33,805	51	872,231			872,282
Cashless exercise of warrants	386	1	-			1
Stock options issued expense			3,487,579			3,487,579
Amortization of services				113,339		113,339
Retired shares	(4,167)	(6)				(6)
Retired shares in process	-		(150,000)			(150,000)
Net loss					(12,784,853)	(12,784,853)

Balance at December 31, 2007 (Restated)	2,401,878	$ 3,600	$ 69,603,639	$ -	$ (64,171,085)	$ 5,436,154

Common Stock issued for settlement loss	208,167	312	1,353,388			1,353,700
Stock issued for directors fees	33,333	50	229,950			230,000
Cancellation of retired shares in process		10	149,990			150,000
Rescinded Shares	(45,500)	(68)	(74,432)			(74,500)
Warrants issued for settlement loss			524,665			524,665
Warrants issued for placement fees			309,547			309,547
Discount on convertible debt			2,247,784			2,247,784
Deemed Dividend			74,863		(74,863)	-
Stock Based Compensation			40,613			40,613
Options issued for compensation			24,067			24,067
Net loss					(7,416,927)	(7,416,927)
Balance at December 31, 2008	2,597,878	3,904	$ 74,484,074	$ -	$ (71,662,875)	$ 2,825,103

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,416,927)	(12,784,853)
Less: Income from discontinued operations, net of tax	-	14,846
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation and amortization	1,228,335	1,005,665
Loss on asset disposal	-	107,905
Provision for bad debt	-	1,005
Issuance of common stock and warrants for services	-	6,765
Amortization of services	-	113,339
Stock based compensation	40,613	3,487,579
Shares issued for settlemnet loss	513,700	-
Shares issued for director fees	230,000	-
Warrants issued for settlement los	68,519	-
BCF Amortization	350,520	-
Recovery of loan loss	-	(300,000)
Impairment of intangible assets	136,668	-
Stock and warrant settlements	-	1,357,373
Changes in operating assets and liabilities
Accounts receivable	(198,708)	3,418
Inventory	409,695	(388,130)
Prepaid expenses and other assets	66,637	(58,180)
Deposits	-	(3,350)
Increase/(Decrease) in:
Accounts payable and accrued expenses	(548,082)	902,284
CASH USED FOR OPERATING ACTIVITIES	(5,119,030)	(6,564,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(340,820)	(784,685)
Proceeds from asset disposals	-	67,475
CASH USED FOR INVESTING ACTIVITIES	(340,820)	(717,210)

CASH FLOWS FROM FINANCING ACTIVITES
Loan Costs	(766,535)	-
Net proceeds from sales of stock	-	7,838,001
Rescinded Shares	(74,499)	-
Borrowing on Debt	4,457,000	-
Exercise of options and warrants	-	872,290
Payments on capital lease obligations	-	(14,074)
Proceeds from notes receivable for stock, net	-	300,000
Decrease in note receivable for stock	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	3,615,966	8,996,217
NET (DECREASE)INCREASE IN CASH	(1,843,884)	1,714,981

Net cash and cash equivalents provided (used) by discontinued operations	-	-

Operating cash from discontinued operations	-	46,557

CASH AT BEGINNING OF YEAR	2,436,581	675,043
CASH AT YEAR END	592,696	2,436,581
Supplemental Disclosures of Cash Flow Information:
Interest paid		3,570
Issuance of common stock and warrants for services		6,765
Stock subscription payable	-	150,000
Issuance of common stock for issuance of stock
Deferred Loan Costs	309,547
Discount on Convertible Debentures	2,247,784
Warrants issued for settlement loss-Zaghi	368,822
Common Stock issued for settlement-Zaghi	839,850
Warrants issued for settlement loss-Basic Investors	87,324
Common Stock issued for Stock payable	149,990
Deemed Dividend	74,863
Options issued for compensation	24,067

The accompanying notes are an integral part of the consolidated financial statements.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Z Trim Holdings, Inc. is a food technology deployment company that produces, markets and distributes functional food ingredients, emulsions and systems for both domestic and international markets.

Z Trim®, a USDA-developed, minimally processed, non-caloric functional food ingredient made from healthy dietary fiber, is central to the company’s intellectual property portfolio. Z Trim Holdings has an exclusive license from the USDA to make, use and sell Z Trim both domestically and internationally.  Currently, Z Trim is made from corn and oat, but it can be produced from virtually any cellulose, the substance that makes up most of a plant’s cell walls, and is one of the most abundant organic compounds on earth.

Current Z Trim products include gel and powder used to replace portions of fat, gums, starches and carbohydrates in foods.   The Company’s core product portfolio of wellness foods and dietary fiber food ingredients includes corn Z Trim, non-GMO oat Z Trim, and functional emulsions and gels.    Z Trim is now being used by manufacturers, restaurants, schools, and consumers on 6 continents to replace as much as 80% of the fat and calories, as well as offering innovative and functional alternatives to gums, modified starches and phosphates in foods without changing taste, texture, appearance or digestive properties in the doughs, fillings and icings of baked goods, dairy products, extruded snacks, desserts, sauces, dressings, meats and many other foods.

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

On September 17, 2007, the Company resolved to discontinue all subsidiaries, other than FiberGel.  Accordingly, the accompanying consolidated financial statements for the years ended December 31, 2008 and 2007 have been restated to present the results of two out of three segments as discontinued operations.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2008, the allowance for doubtful accounts was $10,067.  As of December 31, 2007 the allowance for doubtful accounts was $1,005.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

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
December 31, 2008

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for 2008 was $55,981.  The amount for 2007 was $465,713.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $266,214 and $3,487,579 for years ended December 31, 2008 and 2007, respectively.  The 2007 stock option expense includes an additional charge of $1,731,545 from the modification of 13,791,773 out-of-money options.  Of these options, 345,000 were granted a two year extension, 45,000 of these options were modified for an increase of $2.70 to the exercise price, 310,000 were re-issued and granted a one year extension not to exceed an exercise date of August 20, 2010 and 13,091,773 were granted a one year extension not to exceed an exercise date of August 20, 2010.

 Reclassifications

In 2007, certain prior period items had been reclassified from operating expenses to cost of goods sold in order to correct an error. This reclassification affected neither the net loss nor the accumulated deficit of the Company.  Specifically, manufacturing overhead costs in the amount of $1,183,724 were previously combined with selling, general and administrative expenses in 2006.  Manufacturing overhead costs were reclassified as products expense in the cost of revenues for the years ended December 31, 2007 and 2006.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reverse Split

Effective February 6, 2009, we had a 30 to 1 reverse stock split.  All information in this Form 10-K has been retrospectively adjusted to reflect the reverse stock split as it took place as of the earliest period presented.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS N. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

EITF 07-5, “Determining Whether an Instrument (or imbedded Feature) Is Indexed to an Entity’s Own Stock” will become effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity or derivatives at a price below the exercise price of the warrants or notes.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 4 – INVENTORY

At December 31, inventory consists of the following:

	12/31/2008	12/31/2007
Raw materials	$ 35,471	$ 30,402
Packaging	1,114	67,422
Work-in-process	1,879	4,850
Finished goods	133,649	489,992
Other Inventory	10,858	-
Total inventory	$ 182,971	$ 592,666

 NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment, net consists of the following:

	12/31/2008	12/31/2007
Production, engineering and other equipment	$5,301,635	$5,213,084
Leasehold improvements	$2,801,053	$2,798,971
Office equipment and furniture	$598,860	$591,384
Computer equipment and related software	$140,245	$185,603
Construction in process - Equipment	$53,361	$62,701
Construction in process - Leasehold Impr	$18,855	$2,159
	$8,914,009	$8,853,902
Accumulated depreciation	($4,852,573)	($3,863,716)
Property and equipment, net	$4,061,436	$4,990,186

Depreciation expense was $1,029,568 and $992,362 for the years ended December 31, 2008 and 2007, respectively.

As of December 31,2008 the company has prepaid $240,000 for a double drum dryer which was installed in 2009.

NOTE 6 – INTANGIBLE ASSETS

During 2008, no significant intangible assets were acquired and the license rights were impaired as management deemed no future economic benefit and wrote off $136,668.

At December 31, 2008, intangible assets, net, consist of the following:

License Rights to
Website	2008	2007

Gross Carrying Amount	$ 200,000	$ 200,000

Accumulated Amortization	$ (200,000)	$ (59,999)

Net	$ -	$ 140,001

Amortization of intangibles was $3,333 and $13,333 for the years ended December 31, 2008 and 2007, respectively.

A reduction of intangible assets in the amount of $136,668 was taken in the 1st quarter of 2008.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 7 – ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	12/31/2008	12/31/2007
Accrued legal	$ -	$ 458,145
Accrued payroll and taxes	31,795	66,102
Accrued settlements	100,000	1,327,873
Accrued Interest	124,090	-
Accrued expenses and other	79,873	187,188
Total accrued expenses & other	$ 335,718	$ 2,039,308

NOTE 8–CONVERTIBLE NOTES/ PRIVATE PLACEMENTS

Private Placement Offerings

On June 18, 2008, the Company issued 8% Convertible Senior Secured Notes in the aggregate principal amount of $1,400,000 (“Notes”).  Interest is accrued quarterly in registered shares of common stock of the Company at $7.80 per share.  Upon the event of a default, the stated interest rate of the Notes will be increased to 18% per annum. The Notes mature in two years from date of issuance.  The Notes and accrued interest are payable in full at maturity.  All amounts due under the Notes may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company’s common stock at a conversion price of $7.80 per share.  The Notes are secured by a first priority perfected interest in all the assets of the Company.

Each $100,000 principal amount of Notes is convertible, at the option of the holders, into 12,821 shares of the Company’s common stock.  Holders of each $100,000 principal amount of Notes received two five-year warrants, one to purchase 7,692 shares of Common Stock with an exercise price of $0.30 per share (the “$0.30 Warrants”), and the other to purchase 5,128 shares of Common Stock with an exercise price of $7.80 per share (the “$7.80 Warrants” and, together with the $0.30 Warrants, collectively the “Warrants”).  The total warrants issued were 179,487 with a fair value of $1,288,447.  Proceeds from the Notes have been allocated to Convertible Notes Payable and Additional Paid-In Capital based upon the fair value of these financial instruments in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Notes have a beneficial conversion feature, which have a value of $670,955, as defined by Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.  The warrant and beneficial conversion feature exceeded the face value of the note and the total amortization as of September 18, 2008 (effective date of reset provision) is $125,402.

The terms of the Notes require redemption in cash at 115% of face value upon certain defaults that are indexed to risks other than interest or credit risk.  The put feature should be separately accounted for as a derivative under FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The Company’s assessment of the value of the put feature is de minimus, as the events triggering a put feature are in the control of the Company.

In connection with the issuance of the Notes and Warrants, the Company incurred $1,094,507 of issuance costs, which primarily consisted of investment banker fees in cash and warrants and legal and other professional fees.  The costs have been allocated to the Warrants and Notes based upon the fair value of these financial instruments.  The costs allocated to the warrants totaled $350,242 and the costs allocated to the Notes totaled $744,265. The total costs allocated to the notes are being amortized as interest expense using the effective interest method over the term of the Notes. The total amortization of deferred loan costs as of September 18, 2008 (effective date of reset provision) is $81,229.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 8–CONVERTIBLE NOTES/ PRIVATE PLACEMENTS (CONTINUED)

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

On September 2, 2008, the Company entered into private placement subscription agreements pursuant to which we sold 23.7 units consisting of convertible notes and warrants, for an aggregate offering price of $2,370,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $100,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $7.80 per share into 12,821 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued quarterly in Common Stock at the rate of $7.80 per share.  Investors of each Unit also received two five-year warrants, one to purchase 7,692 shares of Common Stock with an exercise price of $0.30 per share (the “$0.30 Warrants”), and the other to purchase 5,128 shares of Common Stock with an exercise price of $7.80 per share (the “$7.80 Warrants” and, together with the $0.30 Warrants, collectively the “Warrants”).  The Notes and accrued interest are payable in full at maturity.  We also entered into registration rights agreements in connection with the private placement pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.  The total warrants issued were 303,846 with a fair value of $1,295,208.  Proceeds from the Notes have been allocated to Convertible Notes Payable and Additional Paid-In Capital based upon the fair value of these financial instruments in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Notes were evaluated and did not have a beneficial conversion feature, as defined by Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes. The warrant and beneficial conversion feature value totaled $1,295,208 and the total amortization as of September 18, 2008 (effective date of reset provision) is $0.

In connection with the issuance of the Notes and Warrants, the Company incurred $645,328 of issuance costs, which primarily consisted of investment banker fees in cash and warrants and legal and other professional fees.  The costs have been allocated to the Warrants and Notes based upon the fair value of these financial instruments.  The costs allocated to the warrants totaled $206,505 and the costs allocated to the Notes totaled $438,823. The total costs allocated to the notes are being amortized as interest expense using the effective interest method over the term of the Notes. The total amortization of deferred loan costs as of September 18, 2008 (effective date of reset provision) is $0.

On November 12, 2008, we entered into private placement subscription agreements pursuant to which we sold 6.87 units consisting of convertible notes and warrants, for an aggregate offering price of $687,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $100,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $4.80 per share into 208,333 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued in Common Stock at the rate of $4.80 per share.  The notes are convertible into a total of 143,125 shares of Common Stock.  Investors of each Unit also received two five-year warrants, one to purchase 7,692 shares of Common Stock per unit with an exercise price of $0.30 per share (the “$0.30 Warrants”), and the other to purchase 5,128 shares of Common Stock per unit with an exercise price of $4.80 per share (the “$4.80 Warrants” and, together with the $0.30 Warrants, collectively the “Warrants”).  The total warrants issued to the note-holders were 88,077.  Proceeds from the Notes have been allocated to Convertible Notes Payable and Additional Paid-In Capital based upon the fair value of these financial instruments in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Notes were evaluated and did not have a beneficial conversion feature, as defined by Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes. The warrant and beneficial conversion feature value totaled $160,131 and the total amortization as of December 31, 2008 is $6,672.  We also entered into registration rights agreements in connection with the private placement pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

In connection with the issuance of the Notes and Warrants, the Company incurred $162,832 of issuance costs, which primarily consisted of investment banker fees in cash and warrants and legal and other professional fees.  The costs have been allocated to the Warrants and Notes based upon the fair value of these financial instruments.  The costs allocated to the warrants totaled $52,106 and the costs allocated to the Notes totaled $110,726. The total costs allocated to the notes are being amortized as interest expense using the effective interest method over the term of the Notes.

As a result of the conversion rate being set at $4.80 for these agreements, the conversion rate for the convertible notes and $7.80 warrants entered into by the company in June and September of 2008 are automatically reset to $0.16.  The impact of this change on the June and September notes, increases the number of shares obtained from conversion from 483,333 to 785,417, decreases deferred loan costs from $1,739,835 to $1,351,616 and decreases the total warrant and beneficial conversion feature value from 2,695,208 to 1,962,251.  As of December 31, 2008, total amortization of the deferred loan costs is $195,432 and total amortization of the debt discount for the June and September notes is $343,848.

The Company also reduced the conversion rate of the placement fee warrants granted to JP Turner resulting in a deemed dividend of $74,863 consistent with EITF 98-5.  The deemed dividend was valued using the Black Scholes model immediately before and after the reduction consistent with paragraph 51 of SFAS 123R.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

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

On February 2, 2007, the Company entered into an agreement with J.P. Turner & Company, L.L.C. to sell shares of the Company’s common stock, par value $0.00005 per share (“Common Stock”), and warrants exercisable for Common Stock (the “Warrants”).  The purchase price was $30.00 per share, which was greater than 70% of the volume weighted average price of the Company’s common stock for the 90 days from the day prior to the closing date, which was March 29, 2007.  The investors also received a 25% stock warrant at an exercise price equal to 120% of the purchase price.  The Warrants have a term of 5 years.

The offering closed on March 29, 2007.  In the aggregate the Company sold 266,666 shares of its common stock and 66,666 warrants.  J.P. Turner & Company, L.L.C received a placement fee of 10% of the gross proceeds and 15% warrant coverage with an exercise price equal to the purchase price.  The Company received $6,958,000 in proceeds, which is net of offering costs and commissions of $1,042,000.

Pursuant to the registration rights agreements, we are required to file a registration statement within 60 days of the final sale of the units.  Once filed, we have 120 days to have the registration declared effective or we will be required to pay a penalty of 1.5% of the total proceeds for each 30 day period of non-compliance.

In March 2008 we filed an S-3 registration statement within the time necessary to be in compliance with our outstanding registration rights agreements and responded to all SEC comments in a timely manner. The statement has yet to be declared effective.  We are currently not eligible to file a registration statement due to our late filing of our second quarter 10Q in 2008.  Pursuant to Section 2(a) of our registration rights agreements we will now have an obligation to submit registration statements within 10 days of becoming eligible.  Pursuant to EITF 00-19-2 we have not accrued penalties associated with the registration rights agreement as management has determined that a loss is not probable.

In May 2007, the Company conducted a self-underwritten offering of the Company’s common stock.  The stock was sold for $100,000 per unit.  Each unit consisted of 3,333 shares of common stock and 833 warrants.  The warrants are exercisable at $36.00 per share and expire in five (5) years after purchase of the above-described unit.  The Company sold and issued 29,333 shares and received proceeds of $880,000 under the offering.  The Company has received a stock subscription for 5,000 shares of its common stock and 1,250 warrants under the offering.

NOTE 9 – STOCKHOLDERS' EQUITY

Release of Common Stock Stop Order

On November 22, 2004, the Company entered into a two-year engagement with David Shemesh and Mordechai Tobian for investor relations services in consideration of 75,000 shares of restricted common stock of the Company (the "Shemesh/Tobian Shares") and a warrant to purchase 9,166 shares of restricted common stock at $24.00 per share through November 21, 2007.

Based on a closing price of the Company's common stock of $23.70 on November 22, 2004, the Company recorded paid-in-capital of $1,777,500 as of that date and began to recognize investor relation expenses on a quarterly basis over the life of the two-year contract.

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

On August 6, 2008, in connection with the United States Securities and Exchange Commission’s review of our financial statements, we determined that we needed to amend our financial statements for the year end 2007 in order to clarify certain information, be compliant with federal rule and regulations and correct an error relating to an expense recognized in the first quarter of 2007 that should have been incurred in the fourth quarter of 2004. Specifically, the Company’s recognition of expense of $2,182,175 relating to the release of restrictions on shares of stock on March 9, 2007 was incorrect.  The Company has restated the transaction to fully recognize the expense when the shares of stock were issued, in the fourth quarter of 2004.  As a result, the investor relation expense of $2,182,175 that was recognized in the first quarter of 2007 has been removed against additional paid in capital.  Further, as a result of the recognition of expense as of the fourth quarter 2004, the valuation of the unrecognized stock at fourth quarter of 2004 was $1,170,000 less than the valuation in the first quarter of 2007. This results in an increase in investor relations expense in 2004 of $1,012,175 and a reduction in retained earnings in 2004 of $1,012,175, with a corresponding reduction in retained earnings for all periods thereafter.  For the year ended December 31, 2007, the net result was an increase to retained earnings of $1,170,000.  Further, the net loss per share for the year ending December 31, 2007 was reduced from $6.30 per share to $5.40 per share.

Common Stock Issued for Settlement

During 2008, the Company issued 208,167 shares of common stock pursuant to three settlement agreements, more fully described in Note 12 herein.  During 2007, the Company issued 9,500 shares of common stock valued at $29,513 pursuant to settlement agreements.  In 2008, 9,166 of those shares were rescinded.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

Director’s Grant of Equity

On January 3, 2008, the Board of Directors approved a compensation plan that includes a grant of 6,666.67 shares of common stock to each of the five external directors.  A tax gross up of up to 35% will be included, not to exceed $10,000.  These shares were issued on May 15, 2008.  The fair market value of the stock on May 15, 2008 was $.23 or $6.90 on a post-reverse split basis, which results in a total cost of $230,000 for the shares granted.  No additional or bonus shares were granted to any Director.

Rescinded/Retired Shares of Common Stock

During 2008, the Company rescinded 34,666 shares of common stock, relating to the return of stock received by virtue of the exercise of stock options by the Company’s former CEO, Greg Halpern and 10,833 shares were retired relating to Wexler, Willow Cove, and David Dabney.  As of December 31, 2008, a total of 45,500 shares were rescinded and/or retired. During 2007, the Company retired 4,167 shares of common stock.

Common Stock Issued for Cash/Services

In 2008, the Company did not issue any shares for common stock other than to Directors as described above.  In 2007, the Company issued 205 shares of common stock for services rendered totaling $6,765 and 296,000 shares of common stock for cash, net fees of $7,838,000.

NOTE 10 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:
	Year Ended	Year Ended
	December 31	December 31
	2008	2007
Numerator:
Net Loss From Continuing Operations	$ (7,416,927)	$ (12,799,699)
Deemed Dividend/ Income from discontinuing operations	$ (74,863)	$ 14,846
Net Loss Attributable to Common Stockholders	$ (7,491,790)	$ (12,784,853)
Denominator:

Weighted average number of shares outstanding	2,540,032	2,348,474

Net loss per share from continuing operations- basic and diluted	$ (2.92)	$ (5.45)
Income per share from discontinued operations - basic and diluted	$ (0.03)	$ 0.01
Net loss per share-basic and diluted	$ (2.95)	$ (5.44)

As the Company incurred net losses for the year ended December 31, 2008 and 2007, the effect of dilutive securities totaling 210,382 and 100,220 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 11 – STOCK OPTION PLAN AND WARRANTS

Exercising of Stock Warrants and Options

During 2008, no stock warrants or options were exercised.

During 2007, 33,805 stock warrants and options were exercised.  The Company received total proceeds of $872,231.  The 2007 warrants exercised are net of 29,333 shares rescinded by the Board of Directors on April 30, 2007.

On August 20, 2007, the Board cancelled all outstanding options held by the former CEO Gregory J. Halpern and his family.  This resulted in the cancellation of 115,422 options.

Common Stock Issued on the Cashless Exercise of Warrants

No common stock was issued on the cashless exercise of warrants in 2008.  In February 2007 the Company issued 386 shares of common stock on the cashless exercise of warrants.

Stock Option Plan

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

	2008		2007
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	553,184	$ 31.20	676,192	$ 29.70
Granted	3,333	$ 8.10	84,400	$ 35.70
Exercised	-	$ -	(15,111)	$ 23.10
Expired and Cancelled	(125,435)	$ 27.71	(192,297)	$ 28.80
Outstanding at end of period	431,082	$ 32.04	553,184	$ 31.20

Exercisable at end of period	429,415	$ 32.13	542,351	$ 29.40

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

At December 31, 2008, the aggregate intrinsic value of all outstanding options was $0 with a weighted average remaining contractual term of 1.2 years, of which 429,415 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $32.13 and a weighted average remaining contractual term of 1.2 years.  The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.

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

	2008	2007
Weighted average fair value per option granted	$ 0.90	$ 9.60
Risk-free interest rate	3 - 4.6%	3.07%
Expected dividend yield	0.00%	0.00%
Expected lives	1 - 1.5	3.00
Expected volatility	86.32 - 130.22%	90.72%

At December 31, 2008, the Company recognized $30,637 in stock based compensation related to options granted in 2007 and vested in 2008.  On June 19, 2008, the Company granted 3,333 options to an employee.  25% of the options vested at the grant date.  The remaining 75% vest 25% every three months with the options becoming fully vested March 19, 2009.  At December 31, 2008, the Company recognized a total of $40,613 in stock based compensation.

During 2008, the Company issued a total of 33,333 shares of common stock under the Plan to its five external Directors.  As of December 31, 2008, the Company had reserved 20.0 million shares of Common Stock to be issued upon the exercise of qualified options issued under the Plan.  As of December 31, 2008, the Company had 6,117,536 million options available for grant under the Plan.

Stock options outstanding at December 31, 2008 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.30-$45.00	414,582	1.2	$ 30.60	412,915
$45.3-$90.00	16,500	1.2	$ 70.50	16,500
	431,082	1.2	$ 32.10	429,415

As of December 31, 2008 and 2007, the Company has warrants outstanding to purchase 1,001,035 and 236,307 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through November 2013.   There were 764,727 and 114,000 warrants issued in 2008 and 2007 respectively.  Included in the numbers for 2008, were 103,750 warrants issued pursuant to settlement agreements as set forth in more detail in Note 12 below, as well as 223,281 warrants issued to our placement agent as a result of our private placement as set forth in Note 8 above.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 12 – SETTLEMENT LOSSES

In April 2007, the Company and two former investor relations consultants entered into revised settlement agreements to replace and rescind the original settlement agreements signed in October 2006.  As a result, an additional 333 shares of the Company’s common stock at a fair value of $29,500 were issued and recorded.  On April 1, 2007, 9,166 shares were issued in excess of the revised agreement and will be cancelled pending regulatory approval from the American Stock Exchange.

In July 2007, the Company paid court awarded costs of $3,608 in a patent infringement suit that was dismissed owing to a technicality.

On November 19, 2007, the Company settled a dispute with Basic Investors, Inc. and agreed to issue 12,500 warrants with a fair value of $87,324.

The Company executed an agreement with Farhad Zaghi on February 8, 2008.  Pursuant to the agreement, 100,000 shares of the Company’s common stock were issued at a fair value of $840,000 and 83,333 warrants are to be issued with a fair value of $400,549 as of March 31, 2008.  These losses were record in 2007, as the shares and warrants were originally issued in 2007.

In April 2008, the Company settled a case with a former employee, Daniel Caravette.  The Company agreed to pay $50,000 cash, and to provide 8,166 shares of unrestricted common stock with a fair value of $63,700 and 6,666 three-year warrants at a strike price of $7.80, with a fair value of $33,326, in exchange for a release of all claims.

On September 2, 2008, the Company announced an update with respect to its ongoing litigation with George Foreman Enterprises.  The parties have settled all outstanding litigation on amicable terms.  Pursuant to the Agreement, both Parties are obligated to dismiss with prejudice all existing claims between them, in both the Federal and State courts after Z-Trim satisfies all of its obligations in the Agreement.  Z Trim is obligated to pay to George Foreman Enterprises a total sum of $300,000 with $150,000 payable on September 3, 2008, and three additional payments of $50,000 each on January 1, 2009, February 1, 2009 and March 1, 2009, respectively.  Z Trim has further agreed to issue to George Foreman Enterprises a total of 100,000 shares of the Company's common stock with a fair value of $480,000 and to register such shares on a best efforts basis.  All other obligations between the parties have been mutually resolved and neither party has admitted wrong-doing or liability of any kind.  As of December 31, 2008, the remaining liability of $100,000 is recorded in accrued expenses.

The amount of the settlement losses for the twelve months ended December 31, 2008 was $772,202 for the three afore-mentioned agreements.  The amount of settlement losses for the twelve months ended December 31, 2007 was $1,357,373 in stock and warrants, and $3,608 in cash, for a total of $1,360,981,

NOTE 13 – INCOME TAXES

During 2008 and 2007, the Company incurred net losses, and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net loss carry forward is approximately $52,613,125 and $45,196,198 for the years ended December 31, 2008 and 2007 respectively, and will expire in the years 2019 through 2028.

At December 31, 2008, the net deferred tax asset consisted of the following:

Net Operating Loss                                                                     $17,338,438

Less:  Valuation allowance                                                        ($17,338,438)

Net Deferred tax asset                                                                $_____0_____

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 14 – MAJOR CUSTOMERS AND CONCENTRATIONS

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were two significant customers who accounted for 37% and 13% of total sales for the year ended December 31, 2008.  There was no significant customer for the year ended December 31, 2007. There were no outstanding amounts at December 31, 2007.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At December 31, 2008 and 2007, $492,696 and $2,336,581, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 15 – COMMITMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease until March 2010 and the required monthly rental payments increased to $21,000, exclusive of property taxes.   The Company also is responsible for payment of all property taxes.  Insurance and maintenance are billed when due.  If we were to lose this lease or not be able to extend our lease due to the specific requirements of our Company, the outcome to our operations could be substantial.

The Company had previously subleased approximately 9,800 square feet of the facility to two tenants.  Both tenants terminated their respective leases in 2008.

The Company also leases a 5,000 square foot warehouse in Mundelein, Illinois.  The lease commenced on August 1, 2007 and ends January, 2010.  The monthly net rent is $2,834.

The Company recognizes escalating lease expense on a straight line basis in accordance with FAS 13, Accounting for Leases.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2009	286,415
2010	65,919
2011	-
2012	-
2013	-
$ 352,334

Employment/ Separation Agreements

On January 14, 2008, the Company and Alan Orlowsky, the CFO, entered into a Separation and Release Agreement terminating the officer’s employment.  Pursuant to the agreement, Mr. Orlowsky received a lump-sum severance payment equal to six weeks salary and the immediate vesting of 8,333 options not previously vested.  At that time Mr. Orlowsky also resigned from the Board of Directors.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 16 – PENDING LITIGATION/ CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act, purportedly due to the Company’s refusal to allow for the exercise of 300,000 stock options.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

NOTE 17 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2008.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 18 – RELATED PARTY TRANSACTIONS

As of December 31, 2007 there were employees’ advances of $2,624.  These advances were repaid during 2008.

In May 2007, the Board of Directors resolved to rescind a consulting agreement pursuant to which options were issued on October 5, 2006.  The agreement was with the brother of the Vice President.  The related options were exercised for 200,000 shares at $0.75 per share or $150,000 in October 2006.  The Board further resolved to approve the related party to use the proceeds to subscribe the shares pursuant to the Company’s May 2007 self-underwritten offering (see Note 8).  The subscription is pending regulatory approval from the American Stock Exchange.  Common stock and paid in capital were decreased and other liabilities was increased for $150,000.

NOTE 19 – SUBSEQUENT EVENTS

On February 6, 2009, the Company issued an additional 928,541 warrants with a strike price of $0.01.

In March of 2009, the Company issued 90,000 shares of common stock under the Plan to its three external Directors.  Also in March of 2009, the Company issued 1,320,000 stock options under the Plan.

NOTE 20 – RESTATEMENT OF THE YEARS ENDED 2006 AND 2007, AND PERIODS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2008

The Company has restated its annual financial statements from amounts previously reported for periods ended December 31, 2006 and 2007.  The Company has determined that there were certain errors in amounts previously reported, due to an error in the computation of depreciation related to leasehold improvements.

In addition to restating the annual statements, the Company has included restatements of all unaudited quarterly financial statements for the year ended December 31, 2008.  It should be noted that the restated financial statements for the year ended December 31, 2007 have been audited, but that restated financial statements for the year ended December 31, 2006 are unaudited.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31 2007 and 2006

ASSETS
						Unaudited
	2007				2006
	As reported	Adjustments		As Restated	As reported	Adjustments		As Restated
Current Assets
Cash and cash equivalents	$2,436,581	$0		$2,436,581	$675,043	$0		$675,043
Accounts receivable (net of allowance of $1,005 in 2007				-
and $0 in 2006)	7,522	0		7,522	11,945	0		11,945
Inventory	592,666	0		592,666	204,536	0		204,536
Prepaid expenses and other assets	152,597	0		152,597	94,417	0		94,417
Net assets of discontinued operations	485	0		485	32,196	0		32,196

Total current assets	3,189,851	0		3,189,851	1,018,137	0		1,018,137

Property and equipment, net	6,221,653	(1,231,467)	(a)	4,990,186	6,262,971	(889,757)	(a)	5,373,214

Other Assets
Intangible assets, net	140,001	0		140,001	153,334	0		153,334
Deposits	14,453	0		14,453	11,103	0		11,103

Total other assets	154,454	0		154,454	164,437	0		164,437

TOTAL ASSETS	$9,565,958	($1,231,467)		$8,334,491	$7,445,545	($889,757)		$6,555,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$709,029	$0		$709,029	$355,679	$0		$355,679
Accrued expenses	2,039,308	0		2,039,308	162,500	0		162,500
Other liabilities	150,000	0		150,000	0	0		0
Capital lease obligations	0	0		0	14,074	0		14,074

Total current liabilities	2,898,337	0		2,898,337	532,253	0		532,253

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 72,056,375 and
61,984,484 shares, respectively	3,600	0		3,600	3,096	0		3,096
Additional paid-in capital	69,603,639	0		69,603,639	55,495,659	0		55,495,659
Unamortized expenses	0	0		0	(113,339)	0		(113,339)
Accumulated deficit	(62,939,618)	(1,231,467)	(a)	(64,171,085)	(48,472,124)	(889,757)	(a)	(49,361,881)

Total stockholders' equity	6,667,621	(1,231,467)		5,436,154	6,913,292	(889,757)		6,023,535

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,565,958	($1,231,467)		$8,334,491	$7,445,545	($889,757)		$6,555,788

(a) Adjust Leasehold Improvements useful life to correctly state the net value of Fix Assets.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
						Unaudited
FOR THE YEARS ENDED DECEMBER 31		2007				2006
	As reported	Adjustments		As Restated	As reported	Adjustments		As Restated
REVENUES:
Products	$616,799	$0		$616,799	$103,269			$103,269
Services	49	0		49	735			735
Total revenues	616,848	0		616,848	104,004	0		104,004

COST OF REVENUES:
Products	2,776,362	308,966	(a)	3,085,328	1,788,594	280,711	(a)	2,069,305
Total cost of revenues	2,776,362	308,966		3,085,328	1,788,594	280,711		2,069,305

GROSS MARGIN	(2,159,514)	(308,966)		(2,468,480)	(1,684,590)	(280,711)		(1,965,301)

OPERATING EXPENSES:
Selling, general and administrative	9,330,046	32,745	(a)	9,362,791	14,517,659	32,743	(a)	14,550,402
Reduction of intangible assets	0	0		0	341,250	0		341,250
Amortization of intangible assets	13,333	0		13,333	34,333	0		34,333
Loss on asset disposals, net	107,905	0		107,905	0	0		0
Total operating expenses	9,451,284	32,745		9,484,029	14,893,242	32,743		14,925,985

OPERATING LOSS	(11,610,798)	(341,711)		(11,952,509)	(16,577,832)	(313,454)		(16,891,286)

OTHER INCOME (EXPENSES):
Rental and other income	44,105	0		44,105	42,000	0		42,000
Interest income	173,256	0		173,256	90,873	0		90,873
Recovery of loan loss	300,000	0		300,000	0	0		0
Interest expense	(3,570)	0		(3,570)	(14,059)	0		(14,059)
Settlement (loss) gain	(1,360,981)	0		(1,360,981)	7,500	0		7,500
Total other income (expenses)	(847,190)	0		(847,190)	126,314	0		126,314

LOSS FROM CONTINUING OPERATIONS	(12,457,988)	(341,711)		(12,799,699)	(16,451,518)	(313,454)		(16,764,972)

DISCONTINUED OPERATIONS
Income from discontinued operations
(net of applicable tax of $0 in 2007 and 2006)	14,846	0		14,846	20,634	0		20,634

NET LOSS	(12,443,142)	(341,711)		(12,784,853)	(16,430,884)	(313,454)		(16,744,338)

Net Loss per Share from continuing operations
- Basic and Diluted	$ (0.18)			$ (0.18)	$ (0.28)			$ (0.28)
Net Loss per Share - Basic and Diluted	$ (0.18)			$ (0.18)	$ (0.28)			$ (0.28)

Weighted Average Number of Shares Basic and Diluted	70,454,211			70,454,211	59,635,899			59,635,899

(a) Adjust Leasehold Improvements useful life to correctly state the depreciation expense

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

CONSOLIDATED BALANCE SHEETS (Unaudited)

MARCH 31

ASSETS

	As reported	Adjustments		As Restated
	3/31/2008	3/31/2008		3/31/2008
Current Assets
Cash and cash equivalents	$ 996,426			$ 996,426
Accounts receivable (net of allowance of $1,005 in 2008
and $1,005 in 2007)	18,080			18,080
Inventory	672,740			672,740
Prepaid expenses and other assets	106,807			106,807

Total current assets	1,794,053	-		1,794,053

Property and equipment, net	6,072,324	(87,779)	(a)	5,984,545

Other Assets
Deposits	14,453			14,453

Total other assets	14,453	-		14,453

TOTAL ASSETS	$ 7,880,830	$ (87,779)		$ 7,793,051

LIABILITIES AND STOCKHOLDERS' EQUITY

	Unaudited
	As reported	Adjustments		As Restated
	3/31/2008	3/31/2008		3/31/2008
Current Liabilities
Accounts payable	$ 893,147			$ 893,147
Accrued expenses and other	1,017,562			1,017,562

Total current liabilities	1,910,709	-		1,910,709
TOTAL LIABILITIES	1,910,709	-		1,910,709

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 75,056,375 and
72,056,375 shares, respectively	3,753			3,753
Additional paid-in capital	70,792,295			70,792,295
Accumulated deficit	(64,825,927)	(87,779)	(a)	(64,913,706)

Total stockholders' equity	5,970,121	(87,779)		5,882,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,880,830	$ (87,779)		$ 7,793,051

(a) Adjust Leasehold Improvements useful life to correctly state the net value of Fixed Assets.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31
	As reported	Adjustments		As Restated
	2008	2008		2008
REVENUES:
Products	$ 66,444			$ 66,444
Services	-			-
Total revenues	66,444	-		66,444

COST OF REVENUES:
Products	493,705	79,409	(a)	573,114
Total cost of revenues	493,705	79,409		573,114

GROSS MARGIN	(427,261)	(79,409)		(506,670)

OPERATING EXPENSES:
Selling, general and administrative	1,318,530	8,370	(a)	1,326,900
Impairment of intangible assets	136,668			136,668
Amortization of intangible assets	3,333			3,333
Loss on asset disposals, net	(75,000)			(75,000)
Total operating expenses	1,383,531	8,370		1,391,901

OPERATING LOSS	(1,810,792)	(87,779)		(1,898,571)

OTHER INCOME (EXPENSES):
Rental and other income	10,863			10,863
Interest income	13,836			13,836
Interest expense	(35)			(35)
Settlement (loss) gain	(100,180)			(100,180)
Total other income (expenses)	(75,516)	-		(75,516)

LOSS FROM CONTINUING OPERATIONS	$ (1,886,308)	$ (87,779)		$ (1,974,087)

NET LOSS	$ (1,886,308)	$ (87,779)		$ (1,974,087)

Net Loss per Share from continuing operations
- Basic and Diluted	$ (0.03)	$ (0.00)		$ (0.03)
Net Loss per Share - Basic and Diluted	$ (0.03)	$ (0.00)		$ (0.03)

Weighted Average Number of Shares Basic and Diluted	75,056,375	75,056,375		75,056,375

(a) Adjust Leasehold Improvements useful life to correctly state the depreciation expense

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

CONSOLIDATED BALANCE SHEETS (Unaudited)

JUNE 30

ASSETS

	As reported	Adjustments		As Restated
	6/30/2008	6/30/2008		6/30/2008
Current Assets
Cash and cash equivalents	$ 719,591			$ 719,591
Accounts receivable (net of allowance of $10,067 in 2008
and $1,005 in 2007)	115,168			115,168
Inventory	534,212			534,212
Prepaid expenses and other assets	530,723			530,723

Total current assets	1,899,694	-		1,899,694

Property and equipment, net	5,909,456	(175,561)	(a)	5,733,895

Other Assets
Deposits	14,453			14,453

Total other assets	14,453	-		14,453

TOTAL ASSETS	$ 7,823,603	$ (175,561)		$ 7,648,042

LIABILITIES AND STOCKHOLDERS' EQUITY

	Unaudited
	As reported	Adjustments		As Restated
	6/30/2008	6/30/2008		6/30/2008
Current Liabilities
Accounts payable	$ 994,254			$ 994,254
Accrued expenses and other	619,966			619,966

Total Current Liabilities	1,614,220	-		1,614,220
TOTAL LIABILITIES	1,614,220	-		1,614,220

Notes Payable - Long Term	16,397			16,397

Total Liabilities	1,630,617	-		1,630,617

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 75,826,375 and
72,056,375 shares, respectively	3,815			3,815
Additional paid-in capital	72,649,285			72,649,285
Accumulated deficit	(66,460,114)	(175,561)	(a)	(66,635,675)

Total Stockholders' Equity	6,192,986	(175,561)		6,017,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,823,603	$ (175,561)		$ 7,648,042

(a) Adjust Leasehold Improvements useful life to correctly state the net value of Fixed Assets.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30
	As reported	Adjustments		As Restated
	2008	2008		2008
REVENUES:
Products	$ 238,307			$ 238,307
Services	-			-
Total revenues	238,307	-		238,307

COST OF REVENUES:
Products	1,047,917	158,818	(a)	1,206,735
Total cost of revenues	1,047,917	158,818		1,206,735

GROSS MARGIN	(809,610)	(158,818)		(968,428)

OPERATING EXPENSES:
Selling, general and administrative	2,713,056	16,741	(a)	2,729,797
Impairment of intangible assets	136,668			136,668
Amortization of intangible assets	3,333			3,333
Loss on asset disposals, net	(74,987)			(74,987)
Total operating expenses	2,778,070	16,741		2,794,811

OPERATING LOSS	(3,587,680)	(175,559)		(3,763,239)

OTHER INCOME (EXPENSES):
Rental and other income	17,663			17,663
Interest income	15,608			15,608
Interest expense	(23,043)			(23,043)
Settlement (loss) gain	32,891			32,891
Total other income (expenses)	43,119	-		43,119

LOSS FROM CONTINUING OPERATIONS	$ (3,544,561)	$ (175,559)		$ (3,720,120)

NET LOSS	$ (3,544,561)	$ (175,559)		$ (3,720,120)

Net Loss per Share from continuing operations
- Basic and Diluted	$ (0.05)	$ (0.00)		$ (0.05)
Net Loss per Share - Basic and Diluted	$ (0.05)	$ (0.00)		$ (0.05)

Weighted Average Number of Shares Basic and Diluted	75,804,708	75,804,708		75,804,708

(a) Adjust Leasehold Improvements useful life to correctly state the depreciation expense

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

CONSOLIDATED BALANCE SHEETS (Unaudited)

SEPTEMBER 30

ASSETS

	As reported	Adjustments		As Restated
	9/30/2008	9/30/2008		9/30/2008
Current Assets
Cash and cash equivalents	$ 1,102,485			$ 1,102,485
Accounts receivable (net of allowance of $10,067 in 2008
and $1,005 in 2007)	188,375			188,375
Inventory	398,153			398,153
Prepaid expenses and other assets	326,857			326,857

Total current assets	2,015,870	-		2,015,870

Property and equipment, net	5,756,402	(263,339)	(a)	5,493,063

Other Assets
Prepaid Loan - Long Term	711,811			711,811
Deposits	14,453			14,453

Total other assets	726,264	-		726,264

TOTAL ASSETS	$ 8,498,536	$ (263,339)		$ 8,235,197

LIABILITIES AND STOCKHOLDERS' EQUITY

	Unaudited
Current Liabilities	9/30/2008
Accounts payable	$ 723,607			$ 723,607
Accrued expenses and other	440,028			440,028

Total Current Liabilities	1,163,635	-		1,163,635
TOTAL LIABILITIES	1,163,635	-		1,163,635

Notes Payable - Long Term	723,238			723,238

Total Liabilities	1,886,873	-		1,886,873

Stockholders' Equity
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 78,976,375 and
72,056,375 shares, respectively	3,972			3,972
Common stock to be issued	-
Additional paid-in capital	74,851,936			74,851,936
Notes Receivable
Accumulated deficit	(68,244,245)	(263,339)	(a)	(68,507,584)

Total Stockholders' Equity	6,611,663	(263,339)		6,348,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,498,536	$ (263,339)		$ 8,235,197

(a) Adjust Leasehold Improvements useful life to correctly state the net value of Fixed Assets.

Z Trim Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30
	As reported	Adjustments		As Restated
	2008	2008		2008
REVENUES:
Products	$ 502,792			$ 502,792
Services	-			-
Total revenues	502,792	-		502,792

COST OF REVENUES:
Products	1,573,272	238,228	(a)	1,811,500
Total cost of revenues	1,573,272	238,228		1,811,500

GROSS MARGIN	(1,070,480)	(238,228)		(1,308,708)

OPERATING EXPENSES:
Selling, general and administrative	3,551,374	25,111	(a)	3,576,485
Impairment of intangible assets	136,668			136,668
Amortization of intangible assets	3,333			3,333
Loss on asset disposals, net	(74,987)			(74,987)
Total operating expenses	3,616,388	25,111		3,641,499

OPERATING LOSS	(4,686,868)	(263,339)		(4,950,207)

OTHER INCOME (EXPENSES):
Rental and other income	23,005			23,005
Interest income	18,286			18,286
Interest expense	(101,004)			(101,004)
Settlement (loss) gain	(582,111)			(582,111)
Total other income (expenses)	(641,824)	-		(641,824)

LOSS FROM CONTINUING OPERATIONS	$ (5,328,692)	$ (263,339)		$ (5,592,031)

NET LOSS	$ (5,328,692)	$ (263,339)		$ (5,592,031)

Net Loss per Share from continuing operations
- Basic and Diluted	$ (0.07)	$ (0.00)		$ (0.07)
Net Loss per Share - Basic and Diluted	$ (0.07)	$ (0.00)		$ (0.07)

Weighted Average Number of Shares Basic and Diluted	76,279,153	76,279,153		76,279,153

(a) Adjust Leasehold Improvements useful life to correctly state the depreciation expense