Form 10-Q
period 2009-03-31
Z TRIM HOLDINGS, INC
filed 2009-05-20
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Non-Accelerated Filer                                                        [  ]                      Smaller Reporting Company                                                      [ x ]
           (do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At May 14, 2009, there were 2,687,879 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion is intended to assist in understanding the financial condition and results of operations of Z Trim Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2009 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

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

Presently, the Company employs 22 full-time employees and no part-time employees.

RECENT MATERIAL DEVELOPMENTS

The Company incurred substantial non-cash expenses related to the issuance of warrants and employee stock options in the first quarter of 2009.  The reason for these large non-cash expenses is two-fold:  (1)  as a Company lacking cash resources, we had to find alternative ways to both fund our operations, as well as incentivize our employees – providing employees with stock options accomplishes both ends; and (2) in order to remove a negative covenant and thereby allow the Company to effectuate a reverse stock split in February of 2009, we had to provide additional warrant coverage to the investors who participated in the Company’s convertible debt offering during 2008.

Taking away these non-cash expenses, a review of our financial statements for the period will show that we have advanced our goals of becoming more cost-conscious and more efficient.

SALES AND MANUFACTURING

Compared to the first quarter of 2008, the first quarter of 2009 evidences nearly double the sales volume at a greatly reduced cost of goods sold:

Q1 2009                                Q1 2008

Sales Revenue                                       $127,969                                $66,444

Cost of Goods Sold                              $350,617                                $573,114

We are beginning to realize efficiencies created from (1) our new dryer, (2) improvements to our manufacturing processes and (3) economies of scale from a greater volume of production.

           ORGANIZATIONAL CHANGES

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

CAPITALIZATION

On April 15, 2009, we entered into private placement subscription agreements pursuant to which we sold 24.2 units consisting of convertible notes and warrants, for an aggregate offering price of $242,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement field as an exhibit to this report.  The Notes are convertible into a total of 242,000 shares of Common Stock.  The interest is payable upon maturity of the Notes.  Investors of each Unit also received one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The total warrants issued to the note-holders were 383,000.

As part of the offering, two of the Company’s external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors’ fees (80% of which is past due), to the purchase of Units pursuant to the terms of the offering set forth above.  Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

As a result of the conversion rate being set at $1.00 for these agreements, the conversion rate for the convertible notes and $4.80 warrants entered into by the company in June, September and November of 2008 are automatically reset to $1.00.  The impact of this change is that the number of shares that could be obtained by converting the June, September and November 2008 notes increases from 928,541 to 4,456,997, and the interest shares (if the holders elect to be paid in shares instead of cash) on such notes increases from 148,566 to 713,117.

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

The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been attached as exhibits to Form 8-K filed with the SEC on April 21, 2009.

On April 27, 2009, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agrees to provide business advisory services to us for a period of up to twelve months.  In exchange for Legend's services, we agreed to issue Legend a warrant to purchase 350,000 shares of our common stock at an exercise price per share equal to $1.10 per share. The warrant will vest as to 87,500 of the warrant shares upon issuance, and then at a rate of 87,500 shares per quarter starting on the quarterly anniversary of issuance, and will be exercisable for a period of five years. Under the Investment Banking Agreement, we also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock underlying the warrant in any registration statement filed by us in connection with an underwritten offering of our common stock.

Since May 1, 2009, we entered into private placement subscription agreements pursuant to which we sold 38.5 units consisting of convertible notes and warrants, for an aggregate offering price of $385,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report. The Notes are convertible into a total of 385,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 577,500. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009. The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

On May 1, 2009, we entered into private placement subscription agreements pursuant to which we sold 6 units consisting of shares of common stock and warrants, for an aggregate offering price of $60,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of 10,000 shares of unregistered common stock plus one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). A total of 60,000 shares of common stock and 90,000 warrants are to be issued pursuant to the terms of this offering. All such Units were sold pursuant to an agreement with an equipment supplier whereby the Company agreed to apply $60,000 of unpaid and past due amounts towards the purchase and installation of two boilers, to the purchase of the 6 Units. The equipment supplier agreed to accept such Units as payment for the $60,000 of unpaid and past due amounts.

On May 13, 2009, the Company entered into a Material Definitive Agreement with its patent litigation counsel, whereby the Company agreed to apply $350,000 of unpaid and past due legal fees owed to such counsel, to the purchase of 35 Units pursuant to the terms of the offering set forth above. The patent litigation counsel agreed to accept such Units as payment for the $350,000 of unpaid and past due legal fees. These Units are included in the 38.5 units set forth in the above.

We determined that all of the securities issued pursuant to the agreement were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption therefrom.

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDING MARCH 31, 2008

Revenues

Revenues, excluding those from the discontinued on-line bedding segment, increased 92.6% for the three months ended March 31, 2009 from $66,444 for the three months ended March 31, 2008 to $127,969 as a result of an increase in product revenues.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors.  The following table provides a breakdown of the revenues for the periods indicated:

                                                 Quarter ended March 31,
                                                      2009                                                                                        2008
                                                    ---------                                                                                     --------
           Products                         $ 127,969                                                                                $ 66,444
                                                    --------------                                                                              -----------
        Total Revenues               $ 127,969                                                                                 $ 66,444
                                                          =========                                                                            ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option and warrant expense, insurance, occupancy expenses, professional fees, and general operating expenses.   Total operating expenses increased by $470,573 to $1,862,474 for the first quarter that ended March 31, 2009 from $1,391,901 for the first quarter that ended March 31, 2008. The increase in operating expenses was due to the stock option expense and warrant expense.  Excluding those two non-cash expenses, our operating expenses in the first quarter for 2009 was only $1,088,253.

The stock based compensation expense for the first quarter ended March 31, 2009 is $543,339 and warrant expense of $230,882.  The stock based compensation expense for the first quarter ended March 31, 2008 was $237,419.  There was no warrant expense in the first quarter of 2008.

Other income (expense)

Total other expense for the first quarter ending on March 31, 2009 was $864,671 compared to other expense of $75,516 for the first quarter ending on March 31, 2008.  The increase to other expense was due to interest expense from our convertible notes of $403,135 and change in the fair value – derivative of $464,801.

Net loss

The Company incurred a net loss of $2,949,793 for the first quarter ending on March 31, 2009 or $(1.13) per share, compared to the net loss of $1,974,087 for the first quarter ending March 31, 2008 or $(.79) per share. But for the stock and warrant expenses, as well as the other expenses related to interest and the change in the fair value of the derivative, the net loss for the first quarter ending on March 31, 2009 would have been $1,307,636.

LIQUIDITY AND CAPITAL RESOURCES

FIRST QUARTER ENDING MARCH 31, 2009 COMPARED TO THE FIRST QUARTER ENDING MARCH 31, 2008

At March 31, 2009, we had cash and cash equivalents, of $104,931 compared to $996,426 at March 31, 2008.

Net cash used by operating activities decreased by 80.0% to 284,658 for the quarter ended March 31, 2009 as compared to $1,420,560 for the quarter ended March 31, 2008.  Cash provided by discontinued operations in 2008 was $485.

Net cash used by investing activities was $203,107, inclusive of an offset for proceeds from sale of a fixed asset of $90,000 for the quarter ended March 31, 2009, as compared to $20,080 for the quarter ending March 31, 2008. The increase was due to additions of property and equipment for our manufacturing plant.

Net cash provided by financing activities was $0 for the quarters ended March 31, 2009, and March 31, 2008.

As of March 31, 2009, our cash balance was $104,931.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 18 to 30 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack thus far of significant market acceptance of our products, the fact that we may dilute existing shareholders through additional stock issuances, our reliance on our intellectual property, and the potential negative effects of manipulation in the trading of our common stock. Those risks and certain other uncertainties are discussed in more detail in our 2008 Annual Report on Form 10-K and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

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

1.
As of March 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of March 31, 2009, we did not maintain effective controls over financial reporting which resulted in the restatement of several previous financial statements.  Specifically, controls were not designed and in place to ensure that majority-owned subsidiaries and complex convertible instruments were properly reflected in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Corrective Action

Management plans to provide future investments in the continuing education of our accounting and financial professionals.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act, purportedly due to the Company’s refusal to allow for the exercise of stock options.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in our Annual Report for the year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 20, 2009.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of May 20, 2009.

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

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

                                                                                                                                            PAGE
                                                                                                                                             -------

Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008                                                  F-1

Consolidated Statements of Operations for three months ended as of March 31, 2009
 and 2008 (unaudited)                                                                                      F-3

Consolidated Statements of Cash Flows for the three months ended as of March 31,
 2009 and 2008 (unaudited)                                                                                   F-4

Notes to Consolidated Financial Statements as of March 31, 2009 and 2008 (unaudited)                                                 F-5

Z TRIM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009

ASSETS

	(Unaudited)
	3/31/2009	12/31/2008

Current Assets
Cash and cash equivalents	$ 104,931	$ 592,696
Accounts receivable (net of allowance of $10,067)	90,754	206,231
Inventory	174,111	182,971
Prepaid expenses and other assets	62,720	86,445

Total current assets	432,516	1,068,343

Property and equipment, net	4,131,707	4,061,436

Long Term Assets
Deposit on Fixed Asset	-	240,000

Other Assets
Prepaid Loan Cost - Long Term, Net	761,850	880,650
Deposits	14,453	14,453

Total other assets	776,303	895,103

TOTAL ASSETS	$ 5,340,526	$ 6,264,882

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	3/31/2009	12/31/2008

Current Liabilities
Accounts payable	$ 1,034,842	$ 544,325
Accrued expenses and other	390,221	335,718
Derivative Liabilities	2,594,752	-
Total Current Liabilities	4,019,815	880,043

Long Term Liabilities
Convertible Notes Payable, Net	2,754,931	2,559,736

Total Long Term Liabilities	2,754,931	2,559,736

Total Liabilities	6,774,746	3,439,779

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 2,687,879 and
2,597,879 shares, March 31, 2009 and December 31, 2008	134	130
respectively
Common stock to be issued	-	-
Additional paid-in capital	75,308,265	74,487,848
Accumulated deficit	(76,742,619)	(71,662,875)

Total Stockholders' Equity (Deficit)	(1,434,220)	2,825,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,340,526	$ 6,264,882

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31	2009	2008

REVENUES:
Products	$ 127,969	$ 66,444
Services	-	-
Total revenues	127,969	66,444

COST OF REVENUES:
Products	350,617	573,114
Total cost of revenues	350,617	573,114

GROSS MARGIN	(222,648)	(506,670)

OPERATING EXPENSES:
Selling, general and administrative	1,742,786	1,326,900
Impairment of intangible assets	-	136,668
Amortization of intangible assets	-	3,333
Loss(Gain) on asset disposals, net	119,688	(75,000)
Total operating expenses	1,862,474	1,391,901

OPERATING LOSS	(2,085,122)	(1,898,571)

OTHER INCOME (EXPENSES):
Rental and other income	3,101	10,863
Interest income	219	13,836
Interest expense	(55)	(35)
Interest expense - Note Payable	(403,135)	-
Change in Fair Value - Derivative	(464,801)	-
Settlement (loss) gain	-	(100,180)
Total other income (expenses)	(864,671)	(75,516)

LOSS FROM CONTINUING OPERATIONS	$ (2,949,793)	$ (1,974,087)

NET LOSS	$ (2,949,793)	$ (1,974,087)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (1.13)	$ (0.79)

Weighted Average Number of Shares Basic and Diluted	2,621,546	2,501,879

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,949,793)	(1,974,087)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation	253,148	257,188
Amortiziztion	-	3,334
Loss on asset disposal	119,688	-
Change in Fair Value - Derivative Liability	464,801
Stock based compensation	774,221	237,419
Shares issued for director fees	46,200	-
BCF Amortization	195,195	-
Loan Cost Amortization	118,800
Impairment of intangible assets	-	136,668
Stock and warrant settlements	-	97,026
Non-cash settlements	-	(46,846)
Changes in operating assets and liabilities
Accounts receivable	115,477	(10,558)
Inventory	8,860	(80,074)
Prepaid expenses and other assets	23,725	45,790
Increase/(Decrease) in:
Accounts payable and accrued expenses	545,020	(86,418)

CASH USED FOR OPERATING ACTIVITIES	(284,658)	(1,420,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(293,107)	(20,080)
Proceeds from asset disposals	90,000	-
CASH USED FOR INVESTING ACTIVITIES	(203,107)	(20,080)

Net cash and cash equivalents provided (used) by discontinued operations	-	485

NET (DECREASE)INCREASE IN CASH	(487,765)	(1,440,155)

CASH AT BEGINNING OF YEAR	592,696	2,436,580

CASH AT THE QUARTER ENDED MARCH 31	104,931	996,426

Supplemental Disclosures of Cash Flow Information:
Interest paid	-	35
Common Stock issued for settlement-Zaghi	-	840,000
Transfer from Deposit on Fixed Assets to Construction in Progress	240,000	-
Cummulative Effect - Adoption of EITF07-5	2,129,951	-
Reverse Stock split	3,775	-

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

Presentation of Interim Information

The financial information at March 31, 2009 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2008.

The results for the three months ended March 31, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of March 31, 2009, the allowance for doubtful accounts was $10,067.  As of March 31, 2008 the allowance for doubtful accounts was $1,005.

Accounting for Derivative Instruments

Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. EITF 07-5, “Determining Whether an Instrument (or imbedded Feature) Is Indexed to an Entity’s Own Stock” became effective for the Company on March 31, 2009.   These derivatives, including embedded derivatives in the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

The Company valued the conversion features and warrants in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2009 and December 31, 2008.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 1 -- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended March 31, 2009 was $3,797.  The amount for the three months ended March 31, 2008 was $29,586.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $543,339 and $237,419 for the quarters ended March 31, 2009 and 2008, respectively.

Reverse Split

Effective February 6, 2009, we had a 30 to 1 reverse stock split.  All information in this Form 10-Q has been retrospectively adjusted to reflect the reverse stock split as it took place as of the earliest period presented.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

EITF 07-5, “Determining Whether an Instrument (or imbedded Feature) Is Indexed to an Entity’s Own Stock” became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of EITF 07-5 on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At March 31, 2009, the Company recorded a derivative liability of $2,594,752 and a change in the fair value – derivative liability for the period of $464,801.

Reclassification.

During the course of the Company’s audit for the year ended December 31, 2008, the Company determined that there were certain errors in amounts previously reported, due to an error in the computation of depreciation related to leasehold improvements.  In addition to restating the annual statements, the Company has included restatements of all unaudited quarterly financial statements for the year ended December 31, 2008, including those for the quarter ended March 31, 2008.  The results of those restatements are reflected, where appropriate, herein, as well as in Note 20 to the Form 10-K filed by the Company for the year ended December 31, 2008.

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

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 3 – INVENTORY

At March 31, 2009 and December 31, 2008, inventory consists of the following:

	3/31/2009	12/31/2008
Raw materials	$ 25,935	$ 35,471
Packaging	1,589	1,114
Work-in-process	11,060	1,879
Finished goods	124,670	133,649
Other Inventory	10,858	10,858
Total inventory	$ 174,111	$ 182,971

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2009 and December 31, 2008, property and equipment, net consists of the following:

	3/31/2009	12/31/2008
Production, engineering and other equipment	$5,053,423	$5,301,635
Leasehold improvements	$2,801,053	$2,801,053
Office equipment and furniture	$598,860	$598,860
Computer equipment and related software	$140,245	$140,245
Construction in process - Equipment	$584,329	$53,361
Construction in process - Leasehold Impr	$20,994	$18,855
	$9,198,904	$8,914,009
Accumulated depreciation	($5,067,197)	($4,852,573)
Property and equipment, net	$4,131,707	$4,061,436

Depreciation expense was $253,148 and $257,188 for the three months ended March 31, 2009 and March 31, 2008 respectively.
During the first quarter of 2009, the Company sold an unused piece of equipment of bottling equipment for $90,000. The Company recognized a loss with respect to such equipment, totaling $119,688.

NOTE 5 – INTANGIBLE ASSETS

As of April 16, 2008, management determined that it did not want to continue paying the costs associated with the License Rights to our Nutritional Analysis Tools System (“NATS”) website, and therefore the Company terminated the license agreement and wrote off the asset as impaired.  At December 31, 2008, the carrying cost of $136,668 was expensed.

Amortization of intangibles was $0 and $3,333 for the quarters ended March 31, 2009 and 2008, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER

At March  31, 2009 and December 31, 2008 accrued expenses consist of the following:

	3/31/2009	12/31/2008
Accrued legal	$ -	$ -
Accrued payroll and taxes	33,785	31,795
Accrued settlements	50,000	100,000
Accrued Interest	213,230	124,090
Accrued expenses and other	93,206	79,832
Total accrued expenses & other	$ 390,221	$ 335,718

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 7 – STOCKHOLDERS' EQUITY/ SUBSEQUENT EVENTS

Private Placement Offerings

On April 15, 2009, we entered into private placement subscription agreements pursuant to which we sold 24.2 units consisting of convertible notes and warrants, for an aggregate offering price of $242,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement field as an exhibit to this report.  The Notes are convertible into a total of 242,000 shares of Common Stock.  The interest is payable upon maturity of the Notes.  Investors of each Unit also received one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The total warrants issued to the note-holders were 383,000.

As part of the aggregate, two of the Company’s external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors’ fees (80% of which is past due), to the purchase of Units pursuant to the terms of the offering set forth above.  Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

As a result of the conversion rate being set at $1.00 for these agreements, the conversion rate for the convertible notes and $4.80 warrants entered into by the company in June, September and November of 2008 are automatically reset to $1.00.  The impact of this change is that the number of shares that could be obtained by converting the June, September and November 2008 notes increases from 928,541 to 4,456,997, and the interest shares (if the holders elect to be paid in shares instead of cash) on such notes increases from 148,566 to 713,117.

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

The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been attached as exhibits to Form 8-K filed with the SEC on April 21, 2009.

On April 27, 2009, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agrees to provide business advisory services to us for a period of up to twelve months.  In exchange for Legend's services, we agreed to issue Legend a warrant to purchase 350,000 shares of our common stock at an exercise price per share equal to $1.10 per share. The warrant will vest as to 87,500 of the warrant shares upon issuance, and then at a rate of 87,500 shares per quarter starting on the quarterly anniversary of issuance, and will be exercisable for a period of five years. Under the Investment Banking Agreement, we also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock underlying the warrant in any registration statement filed by us in connection with an underwritten offering of our common stock.

Since May 1, 2009, we entered into private placement subscription agreements pursuant to which we sold 38.5 units consisting of convertible notes and warrants, for an aggregate offering price of $385,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report. The Notes are convertible into a total of 385,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 577,500.  The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009.  The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

On May 13, 2009, the Company entered into a Material Definitive Agreement with its patent litigation counsel, whereby the Company agreed to apply $350,000 of unpaid and past due legal fees owed to such counsel, to the purchase of 35 Units pursuant to the terms of the offering set forth above.  The patent litigation counsel agreed to accept such Units as payment for the $350,000 of unpaid and past due legal fees.  These Units are included in the totals set forth in the paragraph above.

On May 1, 2009, we entered into private placement subscription agreements pursuant to which we sold 6 units consisting of shares of common stock and warrants, for an aggregate offering price of $60,000.  Each of the units (individually, a "Unit" and collectively, the "Units") consists of 10,000 shares of unregistered common stock plus one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants").  A total of 60,000 shares of common stock and 90,000 warrants are to be issued pursuant to the terms of this offering.  All such Units were sold pursuant to an agreement with an equipment supplier whereby the Company agreed to apply $60,000 of unpaid and past due amounts towards the purchase and installation of two boilers, to the purchase of the 6 Units.  The equipment supplier agreed to accept such Units as payment for the $60,000 of unpaid and past due amounts.

We determined that all of the securities issued pursuant to the agreement were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption therefrom.

Amortization on 2008 Convertible Notes

On June 18, 2008, the Company issued 8% Convertible Senior Secured Notes in the aggregate principal amount of $1,400,000 (“Notes”).   On September 2, 2008, the Company entered into private placement subscription agreements pursuant to which we sold 23.7 units consisting of convertible notes and warrants, for an aggregate offering price of $2,370,000.  On November 12, 2008, we entered into private placement subscription agreements pursuant to which we sold 6.87 units consisting of convertible notes and warrants, for an aggregate offering price of $687,000.  The Notes mature in two years from date of issuance.  The Notes and accrued interest are payable in full at maturity.  All amounts due under the Notes may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company’s common stock at a conversion price of $1.00 per share.  The Notes are secured by a first priority perfected interest in all the assets of the Company.

During the first quarter of 2009, the Company recognized debt discount amortization related to the three traunches of convertible notes as follows:

June 18, 2008 Notes                                                      $80,851
September 2, 2008 Notes                                              $96,647
November 12, 2008 Notes                                            $17,697

Exercising of Stock Warrants and Options

During the first three months of 2009 and 2008, no stock warrants and options were exercised.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

Common Stock Issued on the Cashless Exercise of Warrants

No shares of common stock were issued on the cashless exercise of warrants during the first three months of 2009 or 2008.

Common Stock Issued to Directors

On February 27, 2009 the Company issued 60,000 shares of common stock to two of its external directors (30,000 each) – Mark Hershhorn and Brian Israel.  On March 24, 2009, the Company issued 30,000 shares of common stock to its third external director – Morris Garfinkle.  The Company recognized a total of expense of $46,200 related to these issuances.

NOTE 8 – NET LOSS PER SHARE

The computation of basic and diluted net loss per share is as follows:

Year Ended
March 31
	2009	2008
Numerator:
Net Loss From Continuing Operations	$ (2,949,793)	$ (1,974,087)
Deemed Dividend/ Income from discontinuing operations	$ -	$-
Net Loss Attributable to Common Stockholders	$ (2,949,793)	$ (1,974,087)
Denominator:

Weighted average number of shares outstanding	2,621,546	2,501,879

Net loss per share from continuing operations- basic and diluted	$ (1.13)	$ (0.79)
Income per share from discontinued operations - basic and diluted	$ -	$ -
Net loss per share-basic and diluted	$ (1.13)	$ (0.79)

As the Company incurred net losses for the three months ended March 31, 2009 and 2008 the effect of dilutive securities totaling 1,946,146 and 73,537 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 9 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of March 31, 2009 and March 31, 2008 is as follows:

	3/31/2009		3/31/2008
		Weghted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	431,073	$ 32.04	553,184	$ 31.20
Granted	1,320,000	$ 0.45	-	-
Exercised	-	$ -	-	-
Expired and Cancelled	(316,678)	$ 31.75	(16,392)	$ 31.80
Outstanding at end of period	1,434,395	$ 3.04	536,792	$ 31.20

Exercisable at end of period	1,381,895	$ 3.42	535,126	$ 31.20

During the three months ended March 31, 2009, the company granted   1,320,000 options.  The total fair value of options vested during the first quarter of 2009 was $543,339 and was included in stock based compensation of $774,221.

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

	2009	2008
Weighted average fair value per option granted	$ 0.43	$ 0.90
Risk-free interest rate	1.99 - 2.99%	3 - 4.6%
Expected dividend yield	0.00%	0.00%
Expected lives	1 - 2.5	1 - 1.5
Expected volatility	130.25%	86.32 - 130.22%

As of March 31, 2009, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $41,300 which had an average expense recognition period of 135 days.

At March 31, 2009 the aggregate intrinsic value of all outstanding options was $396,000 with a weighted average remaining contractual term of 4.6 years, of which 1,381,895 of the outstanding options are currently exercisable with an aggregate intrinsic value of $910,361; a weighted average exercise price of $.66 and a weighted average remaining contractual term of 4.6 years.  The total intrinsic value of options exercised during the quarter ended March 31, 2009 was $0.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

As of March 31, 2009, the Company had reserved 20.0 million shares for issuance under the Plan.  As of March 31, 2009, the Company had 18,442,272 million options available for grant under the Plan. (20,000,000 less 1,434,395 options less 123,333 director shares =18,442,272)

Stock options outstanding at March 31, 2009 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	1,320,000	4.9	$ 0.45	1,267,500
$1.51-$3.00	-	-	$ -	-
$3.01 & over	114,395	1.1	$ 2.97	114,395
	1,434,395	4.5	$ 3.42	1,381,895

As of March 31, 2009 and 2008, the Company has warrants outstanding to purchase 1,880,664 and 880,309 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through February 2014.   There were 936,860 and 0 warrants issued in the first quarter of 2009 and 2008, respectively.  The total fair value of the warrants granted during the first quarter of 2009 was $230,882 and was included in stock based compensation of $774,221.

NOTE 10 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were three significant customers that accounted for greater than 10% (each) for the quarter ended March 31, 2009. These three customers accounted for 35%, 13% and 12 % of total sales.  There were no significant customers for the quarter ended March 31, 2008.  There were no outstanding amounts at March 31, 2009.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At March 31, 2009 and December 31, 2008, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 11 – COMMITMENTS

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

The Company recognizes escalating lease expense on a straight line basis in accordance with FAS 13, Accounting for Leases.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2009	286,415
2010	65,919
2011	-
2012	-
2013	-
TOTAL	$ 352,334

NOTE 12 – PENDING LITIGATION/ CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act, purportedly due to the Company’s refusal to allow for the exercise of 10,000 stock options.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

NOTE 13 – RELATED PARTY TRANSACTIONS

None.

NOTE 14 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2009.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.