Form 10-Q
period 2009-06-30
Z TRIM HOLDINGS, INC
filed 2009-08-14
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At August 14, 2009, there were 2,754,952 shares of common stock outstanding.

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

OVERVIEW

Z Trim Holdings, Inc. deploys technology, formulation, and product performance solutions built around cutting-edge dietary fibers for both domestic and international food markets.

Z Trim® multifunctional fiber ingredients originated from a USDA patent for minimally processed, non-caloric functional food ingredients made from healthy dietary fiber.  With an exclusive license from the USDA, this patent is central to the company’s intellectual property portfolio. Z Trim Holdings subsequently evolved the processing technology and expanded the fiber sources to create innovative ingredients with unique properties that provide multifunctional benefits that help create value for food manufacturers around the world.  Currently, Z Trim is made from corn and oat, but it can be produced from virtually any cellulose, the substance that makes up most of a plant’s cell walls, and is one of the most abundant organic compounds on earth.

The Company’s core product portfolio of multifunctional dietary fiber food ingredients includes corn Z Trim® and non-GMO oat Z Trim®.    The superior water-holding capacity and unique amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, texture and appearance quality, fat and calorie reduction, and cost control.  Z Trim® is now being used by food manufacturers, restaurants, schools, and consumers on 6 continents, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and are increasingly discovering how Z Trim® multifunctional fiber ingredients can help to delight their consumers with finished products that have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

The Company currently manufactures and markets Z Trim® products as cost-competitive ingredients that help improve the food industry's ability to deliver on its promises of quality, taste, and healthfulness. The Company's primary goal is establishing Z Trim as an important ingredient in the evolution of the food industry and consumer expectations.  The Company is developing its market through (i) direct and brokered sales to major food manufacturers, as well as small and mid size companies for packaged retail foods, and (ii) direct and brokered sales to large and small foodservice manufacturers that supply to restaurants, hospitals, schools and cafeterias. Our R&D team, in conjunction with our customers and strategic industry partners, continues to develop additional products and applications.

 Z Trim Holdings, Inc. was incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.  The Company has no operating subsidiaries.

Z Trim Holdings operates within the $25-30 billion per year (2006) global business of food additives.  The global hydrocolloid business - which consists of agents used for thickening, gelling and stabilizing food and beverage products is over $19 billion per year (http://www.sriconsulting.com/CEH/Public/Reports/582.7000/) with food applications constituting approximately $4.2 billion of that total (http://www.foodnavigator-usa.com/Financial-Industry/Health-and-prices-dominate-hydrocolloids-debate).  Specifically, the U.S. fat replacer and bulk dietary fiber (supplement) markets are estimated to be just over $500 million each, with carbohydrate-based fat replacers such as Z Trim accounting for approximately 59 percent of the market in 2000 (http://www.frost.com/prod/servlet/market-insight-top.pag?docid=10039518).

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

RECENT MATERIAL DEVELOPMENTS

Just like our first quarter, our second quarter 2009 numbers do not look as good as second quarter 2008.  The same large non-cash expenses related to the issuance of warrants and employee stock options in the first quarter of 2009 have a tremendous impact on the bottom line for the six months ended June 30, 2009.  Taking away these non-cash expenses, a review of our financial statements for the period will show that we have continued to advance our goals of becoming more cost-conscious and more efficient.  Specifically, net cash used by operating activities decreased by 71.5% to $796,857 for the six months ended June 30, 2009 as compared to $2,794,729 for the six months ended June 30, 2008.  We report a net loss of $5,752,447 for the six months ended June 30, 2009. However, if you subtract the non-cash expenses related to stock based compensation ($933,258), change in fair value of our derivative liability ($1,420,991), loan cost amortization ($244,111), shares and warrants issued for debt (195,608), debt discount amortization ($460,048) and loss on asset disposal  ($117,188), our net loss for the six months ended June 30, 2009 would be only $2,381,313.  Deducting the same non-cash items from the net loss of $3,720,120 reported for the six months ended June 30, 2008, and we would have a comparable net loss of $3,412,528.

SALES AND MANUFACTURING

While sales for the first six months of 2009 are up 22%, second quarter sales are down 9%.  The timing of sales from existing customers, including the impact the economy has had on companies’ views of carrying costs, has had an effect on our sales.  Our customer base itself has become much stronger and healthier over the last six months.  Significantly, direct sales are up 57%, while distributor sales are down 11% for the first six months of 2009.

We continue to realize efficiencies created from (1) our new dryer, (2) improvements to our manufacturing processes and (3) economies of scale from a greater volume of production.

On May 27, 2009, the Company announced it would be exhibiting its products in Booth #447 in the Healthy Food Pavilion of the 2009 Institute of Food Technologists' Annual Food Meeting and Food Expo (IFT-AFME) in the Anaheim Convention Center June 7-9.

On display was Z Trim corn powder's superior water binding capability in emulsions and whole muscle meats.

The emulsion demonstration featured Z Trim's use in different viscosity ranges in dairy-based applications, including dressing, sauce, and dip. Throughout, Z Trim provides advanced dispersing properties, keeping water and oil in place and maintaining the integrity of the textural expectations for each type of product.

The heated sauce demonstrated the superior heat stability Z Trim corn fiber provides to finished products, and served as a complement to the meats, which also benefit from Z Trim.

The meat demonstration exhibited how Z Trim multifunctional fiber keeps whole muscle meats juicy throughout processing and market distribution. Z Trim Holdings' staff was assisted in that demonstration by specialists from World Technology Ingredients (WTI) of Jefferson, Georgia, distributor of Z Trim to the meat industry.

"A marinade solution for muscle meats, whether injected or used in tumbling, can contain up to 1% of Z Trim fiber, usually as part of a marinade or with flavorings," said Robert Brooks, technical specialist with WTI. "Z Trim helps to bind moisture in the meat, keeping it juicy," he said.

CAPITALIZATION

Between May 18, and July 15, 2009, we entered into private placement subscription agreements pursuant to which we sold 49.75 units consisting of convertible notes and warrants, for an aggregate offering price of $497,500. Of this amount, $362,500 was sold before on or before June 30, 2009, and the remaining $135,000 was sold after June 30, 2009.  Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to the April 21, 2009 Form 8-K.  The Notes are convertible into a total of 497,500 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 746,250. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009. The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

On June 29, 2009, the Company entered into a Material Definitive Agreement with its landlord, whereby the Company agreed to apply $130,000 of unpaid and past due rent to the purchase of 13 Units pursuant to the terms of the offering set forth above. The landlord agreed to accept such Units as payment for the $130,000 of unpaid and past due rent. These Units are included in the totals set forth in the first paragraph above.

Between May 1, and May 14, 2009, we entered into private placement subscription agreements pursuant to which we sold 38.5 units consisting of convertible notes and warrants, for an aggregate offering price of $385,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report. The Notes are convertible into a total of 385,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 577,500. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009. The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

On May 13, 2009, the Company entered into a Material Definitive Agreement with its patent litigation counsel, whereby the Company agreed to apply $350,000 of unpaid and past due legal fees to the purchase of 35 Units pursuant to the terms of the offering set forth above. The patent litigation counsel agreed to accept such Units as payment for the $350,000 of unpaid and past due legal fees. These Units are included in the totals set forth in the first paragraph above.

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

As part of the aggregate, two of the Company's external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors' fees (80% of which is past due), to the purchase of Units pursuant to the terms of the offering set forth above. Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

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

We determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption therefrom.

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDING June 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDING June 30, 2008

Revenues

Revenues decreased 5.2% for the three months ended June 30, 2009 from $171,863 for the three months ended June 30, 2008 to $162,960.  Revenues increased 22.1% for the six months ended June 30, 2009 to $290,929 from $238,307.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors, as well as decrease in sales to distributors.  Our gross margin on products sold in the first six months of 2009 improved by 52.3% over products sold in the first six months of 2008 due to a reduction in the costs of goods sold based on increased efficiency in our production facility as well as a reallocatoin of depreciation expense related to leasehold improvements.  The following table provides a breakdown of the revenues for the periods indicated:

Three Months ending June 30,
	2009	2008
Total Revenues	$162,960	$171,863

Six Months ending June 30,
	2009	2008
Total Revenues	$290,929	$238,307

Operating expenses

Operating expenses consist of payroll and related costs, stock option and warrant expense, insurance, occupancy expenses, professional fees, and general operating expenses.   Total operating expenses decreased by $479,859 or 34.2% for the three months ending June 30, 2009 from $1,402,910 for the three months ending June 30, 2008 to $923,051. The decrease in operating expenses is attributed to lower director fees ($252,500), professional fees ($108,735), audit fees ($113,594), and Amex registration fees ($51,366). Total operating expenses decreased by $9,286 or 0.3% for the six months ending June 30, 2009 from $2,794,811 to $2,785,525.  The decrease in operating expenses is attributable to lower director fees ($171,300), litigation charges ($221,920), impairment of intangible assets ($122,275), audit and accounting fees ($90,710), and Amex registration fees ($85,366) offset by increases of stock based compensation expense of $683,548.

Stock based compensation expense is $159,038 and $12,292 for the three months ending June 30, 2009 and 2008, respectively. Stock based compensation expense is $993,259 and $249,711 for the six months ending June 30, 2009 and 2008, respectively.

Other income (expense)

Total other income/(expense) for the three months ending on June 30, 2009 was ($1,640,523) compared to other income/(expense) of $118,635 for the three months ending on June 30, 2008.  The increase ($1,759,158) to other expense was due to (a) interest expense from our convertible notes of ($486,065), (b) a derivative loss of $956,190 in 2009, and (c) a transfer of short-term debt to our equity offering (60,000 shares of common stock plus 90,000 warrants) for a loss of ($195,608) offset by settlement gains of $133,070.66 in the second quarter of 2008, for a variance of ($328,679).

Total other income/(expense) for the six months ending June 30, 2009 was ($2,505,194) compared to other income/(expense) of $43,119 for the six months ending on June 30, 2008.  The increase ($2,548,313) to the other expense was due to (a) interest expense of the convertible notes of ($889,200), (b) change in derivatives loss of ($1,420,991), and (c) a transfer of short-term debt to our equity offering (60,000 shares of common stock plus 90,000 warrants) for a loss of ($195,608) offset by settlement gains of $32,891 in the first six months of 2008, for a variance of ($228,499).

Net loss

The Company incurred a net loss of $2,802,654 for the three months ending on June 30, 2009 or $(1.03) per share, compared to the net loss of $1,746,033 for the three months ending on June 30, 2008 or $(.69) per share.

The Company incurred a net loss of $5,752,447 for the six months ending on June 30, 2009 or $(2.15) per share, compared to the net loss of $3,720,120 for the six months ending on June 30, 2008 or $(1.47)
per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had cash and cash equivalents, of $43,999 compared to $592,696 at December 31, 2008.

Net cash used by operating activities decreased by 71.5% to $796,857 for the six months ended June 30, 2009 as compared to $2,794,729 for the six months ended June 30, 2008.  Cash provided by discontinued operations in 2008 was $484.

Net cash used by investing activities was $220,705, inclusive of an offset for proceeds from sale of a fixed asset of $92,500 for the quarter ended June 30, 2009, as compared to $200 for the quarter ending June 30, 2008. The increase was due to additions of property and equipment for our manufacturing plant.

Net cash provided by financing activities was $468,865 for the quarter ended June 30, 2009, compared to $1,105,874 for the quarter ended June 30, 2008.  The company sold convertible debt and warrants through private placement offerings, accounting for all such cash in the periods reported.

As of June 30, 2009, our cash balance was $43,999.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 18 to 24 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

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

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

1.
As of June 30, 2009, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2009.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of August 14, 2009.

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

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

                                                                                                                                                        PAGE
                                                                                                                                                         ------

Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008   .................................................................................................................................................................................      F-1

Consolidated Statements of Operations for three and six months ended as of
June 30, 2009 and 2008 (unaudited)   ...      F-3

Consolidated Statements of Cash Flows as of June 30, 2009 and 2008 (unaudited)   ..................................................................................................................................................................................      F-4

Notes to Consolidated Financial Statements as of June 30, 2009 and 2008 (unaudited)   ...........................................................................................................................................................................      F-5

Z TRIM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009

ASSETS

	(Unaudited)
	6/30/2009	12/31/2008

Current Assets
Cash and cash equivalents	$ 43,999	$ 592,696
Accounts receivable (net of allowance of $10,067) at June 30, 2009 and December 31, 2008	69,969	206,231
Inventory	158,612	182,971
Prepaid expenses and other assets	137,927	86,445

Total current assets	410,507	1,068,343

Property and equipment, net	3,884,857	4,061,436

Long Term Assets
Deposit on Fixed Asset	-	240,000

Other Assets
Prepaid Loan Cost - Long Term, Net	636,539	880,650
Deposits	15,053	14,453

Total other assets	651,592	895,103

TOTAL ASSETS	$ 4,946,956	$ 6,264,882

The accompanying notes are an integral part of the consolidated financial statements.
                                                                    F-1

Z TRIM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	6/30/2009	12/31/2008

Current Liabilities
Accounts payable	$ 740,715	$ 544,325
Accrued expenses and other	463,878	335,718
Derivative Liabilities	4,540,442	-
Total Current Liabilities	5,745,035	880,043

Long Term Liabilities
Convertible Notes Payable, Net	3,019,784	2,559,736

Total Long Term Liabilities	3,019,784	2,559,736

Total Liabilities	8,764,819	3,439,779

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 2,754,952 and
2,597,879 shares, June 30, 2009 and December 31, 2008	138	130
respectively
Additional paid-in capital	75,727,272	74,487,848
Accumulated deficit	(79,545,273)	(71,662,875)

Total Stockholders' Equity (Deficit)	(3,817,863)	2,825,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,946,956	$ 6,264,882

The accompanying notes are an integral part of the consolidated financial statements.
                                                                    F-2

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
FOR THE SIX MONTHS ENDED JUNE 30	2009	2008	2009	2008
REVENUES:
Products	$ 162,960	$ 171,863	$ 290,929	$ 238,307
Services	-	-	-	-
Total revenues	162,960	171,863	290,929	238,307

COST OF REVENUES:
Products	402,040	633,621	752,657	1,206,735
Total cost of revenues	402,040	633,621	752,657	1,206,735

GROSS MARGIN	(239,080)	(461,758)	(461,728)	(968,428)

OPERATING EXPENSES:
Selling, general and administrative	925,551	1,402,897	2,668,337	2,729,797
Impairment of intangible assets	-	-	-	136,668
Amortization of intangible assets	-	-	-	3,333
Loss/(Gain) on asset disposals, net	(2,500)	13	117,188	(74,987)
Total operating expenses	923,051	1,402,910	2,785,525	2,794,811

OPERATING LOSS	(1,162,131)	(1,864,668)	(3,247,253)	(3,763,239)

OTHER INCOME (EXPENSES):
Rental and other income	505	6,800	3,606	17,663
Interest income	7	1,772	226	15,608
Interest expense	(3,172)	(5,854)	(3,227)	(5,889)
Interest expense - Note Payable	(486,065)	(17,154)	(889,200)	(17,154)
Derivative (loss) gain	(956,190)	-	(1,420,991)	-
Settlement (loss) gain	(195,608)	133,071	(195,608)	32,891
Total other income (expenses)	(1,640,523)	118,635	(2,505,194)	43,119

LOSS FROM CONTINUING OPERATIONS	$(2,802,654)	$(1,746,033)	$(5,752,447)	$ (3,720,120)

NET LOSS	$(2,802,654)	$(1,746,033)	$(5,752,447)	$ (3,720,120)

Net Loss per Share from continuing operations
- Basic and Diluted	$ (1.03)	$ (0.69)	$ (2.15)	$ (1.47)
Net Loss per Share - Basic and Diluted	$ (1.03)	$ (0.69)	$ (2.15)	$ (1.47)

Weighted Average Number of Shares Basic and Diluted	2,732,380	2,514,351	2,677,269	2,526,824

The accompanying notes are an integral part of the consolidated financial statements.
                                                                    F-3

Z TRIM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,752,447)	$ (3,720,120)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation	520,096	478,982
Loss on asset disposal	117,188	40,727
Change in Derivative Liability, net of bifurcation	1,420,991	-
Provision for bad debt	-	9,062
Stock based compensation - options	554,591	249,711
Stock based compensation - warrants	378,667	-
Shares and Warrants issued for services	-	230,000
Shares issued for director fees	46,200	-
Shares and Warrants issued for debt	195,608	-
BCF Amortization	460,048	17,154
Loan Cost Amortization	244,111
Impairment of intangible assets	-	136,668
Stock and warrant settlements	-	28,901
Non-cash settlements	-	(111,792)
Changes in operating assets and liabilities
Accounts receivable	136,262	(116,708)
Inventory	24,360	58,454
Prepaid expenses and other assets	(44,082)	57,043
Increase/(Decrease) in:
Accounts payable and accrued expenses	901,550	(152,811)

CASH USED FOR OPERATING ACTIVITIES	(796,857)	(2,794,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(313,205)	(28,818)
Proceeds from asset disposals	92,500	200
CASH USED FOR INVESTING ACTIVITIES	(220,705)	(28,618)

CASH FLOWS FROM FINANCING ACTIVITES
Net proceeds from sales of stock	-	1,105,874
Borrowing on debt	464,500
Exercise of options and warrants	4,365	-
CASH PROVIDED BY FINANCING ACTIVITIES	468,865	1,105,874
Net cash and cash equivalents provided (used) by discontinued operations	-	484

NET (DECREASE)INCREASE IN CASH	(548,697)	(1,716,989)

CASH AT BEGINNING OF YEAR	592,696	2,436,580

CASH AT THE QUARTER ENDED JUNE 30	$ 43,999	$ 719,591

Supplemental Disclosures of Cash Flow Information:
Interest paid	-	5,841
Common Stock issued for settlement-Zaghi	-	840,000
Transfer from Deposit on Fixed Assets to Construction in Progress	240,000	-
Cummulative Effect - Adoption of EITF07-5	2,129,951	-
Convertible Debt issued for Settlement of AP	525,000
Discount on Convertible Debentures	989,500

The accompanying notes are an integral part of the consolidated financial statements.
                                                                    F-4

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Z Trim Holdings, Inc. (the “Company”) manufactures a line of functional food ingredients that can be used to reduce costs, manage moisture, replace fats and deliver fiber to a wide variety of foods.  The Company’s products can be used by food manufacturers and processors, restaurants, schools, and the general public worldwide. The Company continues to explore all available options for its other Z Trim technologies and related assets.

The Company owns an exclusive license to Z Trim, a natural, agriculture-based functional food ingredient.

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at June 30, 2009 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2008.

The results for the six and three months ended June 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three and six months ended June 30, 2009 was $3,797 and $5,535, respectively.  The amount for the three and six months ended June 30, 2008 was $29,586, and $35,978, respectively.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The options and warrants are valued using the Black Scholes model.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $554,591 and $249,711 for the six months ending June 30, 2009 and 2008, respectively. Stock based compensation expense related to warrants was $378,667 and $0 for the six months ending June 30, 2009 and 2008, respectively.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

EITF 07-5, “Determining Whether an Instrument (or imbedded Feature) Is Indexed to an Entity’s Own Stock” became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of EITF 07-5 on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At June 30, 2009, the Company recorded a derivative liability of $4,540,442 and a change in the fair value – derivative liability for the period of ($1,420,991).

Reclassification.

During the course of the Company’s audit for the year ended December 31, 2008, the Company determined that there were certain errors in amounts previously reported, due to an error in the computation of depreciation related to leasehold improvements.  In addition to restating the annual statements, the Company has included restatements of all unaudited quarterly financial statements for the year ended December 31, 2008, including those for the quarter ended June 30, 2008.  The results of those restatements are reflected, where appropriate, herein, as well as in Note 20 to the Form 10-K filed by the Company for the year ended December 31, 2008.

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

The Company is currently in the process of obtaining additional financing for its current operations – See information on current financing in Note 7 herein below.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 3 – INVENTORY

At June 30, 2009 and December 31, 2008, inventory consists of the following:

	6/30/2009	12/31/2008
Raw materials	$ 28,708	$ 35,471
Packaging	548	1,114
Work-in-process	8,131	1,879
Finished goods	112,269	133,649
Other Inventory	8,956	10,858
Total inventory	$ 158,612	$ 182,971

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At June 30, 2009 and December 31, 2008, property and equipment, net, consists of the following:

	6/30/2009	12/31/2008
Production, engineering and other equipment	$5,657,062	$5,301,635
Leasehold improvements	$2,801,053	$2,801,053
Office equipment and furniture	$587,565	$598,860
Computer equipment and related software	$140,246	$140,245
Construction in process - Equipment	$0	$53,361
Construction in process - Leasehold Impr	$21,780	$18,855
	$9,207,706	$8,914,009
Accumulated depreciation	($5,322,849)	($4,852,573)
Property and equipment, net	$3,884,857	$4,061,436

Depreciation expense was $266,946 and $260,994 for the three months ended June 30, 2009 and June 30, 2008 respectively.  Depreciation expense was $520,096 and $478,982 for the six months ended June 30, 2009 and June 30, 2008 respectively.

NOTE 5 – INTANGIBLE ASSETS

As of April 16, 2008, management determined that it did not want to continue paying the costs associated with the License Rights to our Nutritional Analysis Tools System (“NATS”) website, and therefore the Company terminated the license agreement and wrote off the asset as impaired.  At December 31, 2008, the carrying cost of $136,668 was expensed.

Amortization of intangibles was $0 and $3,333 for the quarters ended June 30, 2009 and 2008, respectively.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 6 – ACCRUED EXPENSES AND OTHER

At June 30, 2009 and December 31, 2008 accrued expenses consist of the following:

	6/30/2009	12/31/2008
Accrued legal	$ 624	$ -
Accrued payroll and taxes	20,145	31,795
Accrued settlements	42,500	100,000
Accrued Interest	309,130	124,090
Accrued expenses and other	91,479	79,832
Total accrued expenses & other	$ 463,878	$ 335,718

NOTE 7 – STOCKHOLDERS' EQUITY/ SUBSEQUENT EVENTS

2009 Convertible Notes

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

As a result of the conversion rate being set at $1.00 for these agreements, the conversion rate for the convertible notes and $4.80 warrants entered into by the company in June, September and November of 2008 are automatically reset to $1.00.  The impact of this change is that the number of shares that could be obtained by converting the June, September and November 2008 notes increases from 928,541 to 4,457,000, and the interest shares (if the holders elect to be paid in shares instead of cash) on such notes increases from 148,566 to 713,117.

The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been attached as exhibits to Form 8-K filed with the SEC on April 21, 2009.

On April 27, 2009, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agrees to provide business advisory services to us for a period of up to twelve months.  In exchange for Legend's services, we agreed to issue Legend a warrant to purchase 350,000 shares of our common stock at an exercise price per share equal to $1.10 per share. The warrants have an exercise period of five years. The warrants vest 25% upon issuance, 25% 91 days after issuance, 25% 183 days after issuance and 25% 274 days after issuance.  The total fair value of the warrants is $591,138 using the Black Scholes valuation model.  For the six months ending June 30, 2009, the Company recognized $174,785 in stock based compensation expense.  The remaining $443,353 will be recognized over the vesting period.

Under the Investment Banking Agreement, the Company also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock underlying the warrant in any registration statement filed by us in connection with an underwritten offering of our common stock.

Between May 1 to May 14, 2009 we entered into private placement subscription agreements pursuant to which we sold 38.5 units consisting of convertible notes and warrants, for an aggregate offering price of $385,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report. The Notes are convertible into a total of 385,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 577,500.  The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009.  The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

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

Between May 18, and June 30, 2009, we entered into private placement subscription agreements pursuant to which we sold 36.25 units consisting of convertible notes and warrants, for an aggregate offering price of $362,500. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to the April 21, 2009 Form 8-K.  The Notes are convertible into a total of 362,500 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 543,750. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009. The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

On June 29, 2009, the Company entered into a Material Definitive Agreement with its landlord, whereby the Company agreed to apply $130,000 of unpaid and past due rent owed to such landlord, to the purchase of 13 Units pursuant to the terms of the offering set forth above. The landlord agreed to accept such Units as payment for the $130,000 of unpaid and past due rent. These Units are included in the totals set forth in the first paragraph above.

For the period ending June 30, 2009, the 2009 Notes have a beneficial conversion feature, which have a value of $989,500, as defined by Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.  The warrant and beneficial conversion feature exceeded the face value of the note and the total amortization as of June 30, 2009 is $37,983 resulting in a remaining discount of $951,517.  Amortization for the six months ending June 30, 2009 totaled $37,983.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

For the period ending June 30, 2009, the 2008 Notes have a beneficial conversion feature, which have a value of $2,122,382, as defined by Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.  The warrant and beneficial conversion feature exceeded the face value of the note and the total amortization as of June 30, 2009 is $647,182 resulting in a remaining discount of $1,475,200. Amortization for the six months ending June 30, 2009 totaled $422,064.

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

We determined that all of the securities issued pursuant to the agreement were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption there from

Amortization on Convertible Notes

For the three months ending June 30, 2009, the Company recognized debt discount amortization in the amount of $264,853.

For the six months ending June 30, 2009, the Company recognized debt discount amortization in the amount of $460,048.

Common Stock

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

Exercising of Stock Warrants and Options

During the second quarter of 2009 there were 4,365 stock warrants and no options were exercised and during the second quarter of 2008, no stock warrants and options were exercised.

Common Stock Issued on the Cashless Exercise of Warrants

No shares of common stock were issued on the cashless exercise of warrants during the first six months of 2009 or 2008.

NOTE 8 –DERIVATIVE LIABILITIES

Our derivative liabilities increased from $0 at December 31, 2008 to $4,540,442 at June 30, 2009.

Many of our warrants contain a reset provision which was triggered when we reduced the strike price during the period ending June 30, 2009.  Pursuant to EITF 07-05 which was effective for our first quarter of 2009, this ratchet provision results in a derivative liability in our financial statements.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Common stock warrants	1,868,534	-
Embedded conversion features	2,671,908	-
Total	$ 4,540,442	$-

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 9– STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of June 30, 2009 and December 31, 2008 is as follows:

	6/30/2009		12/31/2008
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	431,073	$32.04	553,184	$ 31.20
Granted	1,320,000	$ 0.45	3,333	$ 8.10
Exercised	-	$ -	-	$ -
Expired and Cancelled	(324,178)	$31.36	(125,435)	$ 27.71
Outstanding at end of period	1,426,895	$ 2.97	431,082	$ 32.04

Exercisable at end of period	1,400,645	$ 3.63	429,415	$ 32.13

During the six months ended June 30, 2009, the company granted  1,320,000 options.  The total fair value of options vested during the second quarter of 2009 was $554,591 and was included in stock based compensation of $993,259.

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

2009
Weighted average fair value per option granted	$ 0.43
Risk-free interest rate	1.99 - 2.99%
Expected dividend yield	0.00%
Expected lives	1 - 2.5
Expected volatility	130.25%

As of June 30, 2009, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $15,017.

At June 30, 2009 the aggregate intrinsic value of all outstanding options was $1,302,600 with a weighted average remaining contractual term of 4.6 years, of which 1,400,645 of the outstanding options are currently exercisable with an aggregate intrinsic value of $922,174; a weighted average exercise price of $.66 and a weighted average remaining contractual term of 4.6 years.  The total intrinsic value of options exercised during the six months and quarter ended June 30, 2009 was $0.

As of June 30, 2009, the Company had reserved 20.0 million shares for issuance under the Plan.  As of June 30, 2009, the Company had 18,449,772 million options available for grant under the Plan. (20,000,000 less 1,426,895 options less 123,333 director shares =18,449,772)

Stock options outstanding at June 30, 2009 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	1,320,000	4.9	$ 0.45	1,293,750
$1.51-$3.00	-	-	$ -	-
$3.01 & over	106,895	1.2	$ 3.18	106,895
	1,426,895	4.5	$ 0.66	1,400,645

As of June 30, 2009, the Company has warrants outstanding to purchase 5,251,910 shares of the Company’s common stock, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through June 2014.   There were 3,375,611warrants issued in the period ending June 30, 2009.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 10 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were two significant customers that accounted for greater than 10% (each) for the quarter ended June 30, 2009. These two customers accounted for 31%, and 21 % of total net sales.   There were no outstanding amounts at June 30, 2009.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At June 30, 2009 and December 31, 2008, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.

NOTE 13 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2009.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 14 – RELATED PARTY

Two of the Company’s external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors’ fees (80% of which is past due), to the purchase of Units pursuant to the terms of the convertible notes set forth in NOTE 7.  Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

NOTE 15 – SUBSEQUENT EVENTS

Between July 1, and July 15, 2009, we entered into private placement subscription agreements pursuant to which we sold 13.5 units consisting of convertible notes and warrants, for an aggregate offering price of $135,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to the April 21, 2009 Form 8-K.  The Notes are convertible into a total of 135,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 202,500. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009. The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

