Form 10-Q
period 2009-09-30
Z TRIM HOLDINGS, INC
filed 2009-11-16
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At  November 12, 2009, there were 2,806,878 shares of common stock outstanding.

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

RECENT MATERIAL DEVELOPMENTS

Just like the first half of the year 2009, the third quarter numbers do not look as good as third quarter in 2008.  The same large non-cash expenses related to the issuance of warrants and employee stock options in the first half of 2009 have a tremendous impact on the bottom line for the nine months ended September 30, 2009.  Taking away these non-cash expenses, a review of our financial statements for the period will show that we have continued to advance our goals of becoming more cost-conscious and more efficient.  Specifically, net cash used by operating activities decreased by 62.0% to 1,657,913 for the nine months ended September 30, 2009 as compared to $4,362,134 for the nine months ended September 30, 2008.  We report a net loss of $7,032,252 for the nine months ended September 30, 2009. However, if you subtract the non-cash expenses related to stock based compensation ($1,092,298), change in fair value of our derivative liability ($910,990), loan cost amortization ($375,014), shares and warrants issued for debt (195,608), debt discount amortization ($840,313) and loss on asset disposal ($126,651), our net loss for the nine months ended September 30, 2009 would be only $3,491,378.  Deducting the same non-cash items from the net loss of $5,592,031 reported for the nine months ended September 30, 2008, and we would have a comparable net loss of $5,224,657.

SALES

Sales for the first nine months of 2009 are down 12.3%, and third quarter sales are down 43.3%.  Significantly, for the last nine months, our Company has been under-capitalized.  This has negatively impacted our ability to make sales calls, invest in marketing, attend industry trade shows, and spend resources on research and development projects.  Furthermore, many food processors have been hesitant to commit to our products due to concerns regarding our financial viability as a going concern.

CAPITALIZATION

On October 15, 2009, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(the "purchaser" or "Brightline") pursuant to which we sold 185.25 units consisting of convertible notes and warrants, for an aggregate offering price of $1,852,500. Furthermore, since July 14, 2009, we had sold an additional 75.3 units for an aggregate offering price of $753,000, including a total of $660,000 sold to affiliates of Brightline. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report (the "Security Agreement"). The Notes are convertible into a total of 2,605,500 shares of Common Stock. The interest is payable quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchaser and its affiliates were 3,768,750. The Company has agreed to pay a finder cash commissions aggregating 8% of the gross proceeds of the offering sold to an investor introduced by that finder up to a maximum of 250 Units purchased by such investor and an equal amount of five year warrants at an exercise price of $1.50 per share (for example, if the finder's fee equals $200,000, then the finder will also receive 200,000 warrants with an exercise price of $1.50). The Company has reserved the right to negotiate a lower commission for any Units above the 250 purchased by such investor. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on April 21, 2009 (the "2009 Units"). The amount of Units purchased by Brightline and its affiliates, represents at least a majority of all of the Units and the 2009 Units taken as a whole, and, consequently, under the terms of the Notes, the purchaser has the ability, together with us to amend the Notes and Security Agreements comprising the Units and the 2009 Units. In consideration of Brightline's (and its affiliates') purchase of Note Units in the amount of $2,512,500 pursuant to the terms of the Note Memorandum, the Company granted to Brightline, the right to purchase additional Note Units and/or Preferred Stock Units, as available, up to an additional aggregate amount of $2,487,500.

Pursuant to the terms of the subscription agreement we agreed with the Purchaser to amend the Units (the "Amended Units") to reflect the terms and conditions of the Units sold by us in 2008 (the "2008 Units") as described in our Current Reports on Form 8-K filed on June 24 and September 2, 2008 which include among other things a full ratchet anti-dilution formulation with respect to the adjustments to the conversion price of the Notes and the exercise price of the Warrants instead of the weighted average anti-dilution formula contained in the Units and the payment of interest on the Notes, at the option of the holder, quarterly or at maturity rather than just at maturity. As a result of the amendment, all of the Notes and the 2009 Notes and corresponding Security Agreements will be amended to read as set forth in Exhibits 4.2 and 4.4 attached hereto. The Warrants sold to the purchaser have also been amended. We also agreed to offer to amend the warrants and to offer a registration rights agreement to the noteholders under the 2009 Units on terms identical to those granted to the purchaser. The Notes, the Amended and Restated Notes (including the Notes issued as part of the 2009 Units) and Notes issued as part of the 2008 Units rank pari passu with each other.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Amended and Restated Notes and the Amended and Restated Warrants.

Provided certain conditions, as set forth in the Subscription Agreement, are met, we agreed to use our reasonable best efforts to nominate a representative of the purchaser for election to our Board of Directors and we also agreed subject to certain conditions to permit an observer designated by the purchaser to attend meetings of the Board.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Amended and Restated Notes, the Amended and Restated Warrant, the Amended and Restated Security Agreements and the Registration Rights Agreement which are attached as exhibits to our Form 8-K filed with the SEC on October 16, 2009.

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

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDING September 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2008

Revenues

Revenues decreased 43.3% for the three months ended September 30, 2009, from $264,485 for the three months ended September 30, 2008 to $150,050.  Revenues decreased 12.3% for the nine months ended September 30, 2008, from $502,792 to $440,979.  The decrease in product revenue was primarily due to the decrease in Z Trim products sales to large food processors, as well as a decrease in sales to distributors.  The following table provides a breakdown of the revenues for the periods indicated:

                                           Three Months ending September 30,
                                                  2009                                                                                        2008
                                                ---------                                                                                        --------
           Products                       $ 150,050                                                                           $ 264,485
                                                --------------                                                                             ------------
        Total Revenues              $ 150,050                                                                           $ 264,485
                                                =========                                                                         ========

                                            Nine Months ending September 30,
                                                  2009                                                                                        2008
                                                ---------                                                                                        --------
           Products                       $ 440,979                                                                           $ 502,792
                                                --------------                                                                            ------------
        Total Revenues              $ 440,979                                                                           $ 502,792
                                                =========                                                                       ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option and warrant expense, insurance, occupancy expenses, professional fees, and general operating expenses.   Total operating expenses increased by $6,311 or 7.5% for the three months ending September 30, 2009 from $846,688 for the three months ending September 30, 2008 to $852,999. The increase in operating expenses is attributed to a non-cash stock warrants expense of $147,786 offset by a decrease of audit and accounting fees of $74,416, Amex registration fees of $25,901, litigation related fees of $24,805 and professional fees of $17,881. Total operating expenses decreased by $2,974 or 0.08% for the nine months ending September 30, 2009 from $3,641,499 to $3,638,525.  The decrease in operating expenses is attributable to lower director fees ($183,300), litigation and legal charges ($256,963), impairment of intangible assets ($136,668), audit and accounting fees ($148,376), Amex registration Fees ($111,267), marketing and advertising Fees ($28,638) and franchise tax ($14,755) offset by increases of stock based compensation expense of $830,295, investors relations expense of $28,847 and maintenance agreement fees $25,064.

Stock based compensation expense is $159,039 and $12,292 for the three months ending September 30, 2009 and 2008, respectively. Stock based compensation expense is $1,092,298 and $262,003 for the nine months ending September 30, 2009 and 2008, respectively.

Other income (expense)

Total other income/(expense) for the three months ending on September 30, 2009 was ($118,173) compared to other income/(expense) of ($684,943) for the three months ending on September 30, 2008.  The decrease ($566,770) to other expense was due to change in fair value – Derivatives of $768,762 and a settlement loss of $615,002 in the third quarter of 2008 offset by an increase in (a) interest expense from our convertible notes of ($542,538), and (b) a derivative loss of ($258,761) in 2009.

Total other income/(expense) for the nine months ending September 30, 2009 was ($2,623,367) compared to other income/(expense) of ($641,824) for the nine months ending on September 30, 2008.  The increase ($1,981,543) to the other expense was due to (a) interest expense of the convertible notes of ($1,414,584), (b) change in derivatives loss of ($910,990) and (c) a transfer of short-term debt to our equity offering (60,000 shares of common stock plus 90,000 warrants) for a loss of ($195,608) offset by settlement loss of ($582,111) in the first nine months of 2008.

Net loss

The Company incurred a net loss of $1,279,804 for the three months ending on September 30, 2009 or $(.46) per share, compared to the net loss of $1,871,911 for the three months ending on September 30, 2008 or $(.78) per share.

The Company incurred a net loss of $7,032,252 for the nine months ending on September 30, 2009 or $(2.60) per share, compared to the net loss of $5,592,031 for the nine months ending on September 30, 2008 or $(2.20) per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had cash and cash equivalents, of $69,443 compared to $592,696 at December 31, 2008.

Net cash used by operating activities decreased by 62.0% to $1,657,913 for the nine months ended September 30, 2009 as compared to $4,362,134 for the nine months ended September 30, 2008.  Cash provided by discontinued operations in 2008 was $484.

Net cash used by investing activities was $216,205, inclusive of an offset for proceeds from sale of a fixed asset of $97,000 for the nine months ended September 30, 2009, as compared to $200 for the nine months ending September 30, 2008. The increase was due to additions of property and equipment for our manufacturing plant.

Net cash provided by financing activities was $1,350,865 for the quarter ended September 30, 2009, compared to $3,073,274 for the quarter ended September 30, 2008.  The company sold convertible debt and warrants through private placement offerings, accounting for all such cash in the periods reported.

As of September 30, 2009, our cash balance was $69,443.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 18 to 24 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

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

1.
As of September 30, 2009, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

We have engaged external accounting experts to assist us in accounting for complex equity transactions.

Corrective Action

Management plans to provide future investments in the continuing education of our accounting and financial professionals.  Management estimates such education will cost approximatley $10,000 over the next two years.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 16, 2009.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of November 16, 2009.

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

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	F-1

Consolidated Statements of Operations for three and nine months ended as of
September 30, 2009 and 2008 (unaudited)	F-3

Consolidated Statements of Cash Flows as of September 30, 2009 and 2008 (unaudited)	F-4

Notes to Consolidated Financial Statements as of September 30, 2009 and 2008 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009

ASSETS

	(Unaudited)
	9/30/2009	12/31/2008

Current Assets
Cash and cash equivalents	$ 69,443	$ 592,696
Accounts receivable (net of allowance of $0 and $10,067
as of September 30, 2009 and December 31, 2008)	102,619	206,231
Inventory	110,369	182,971
Prepaid expenses and other assets	117,015	86,445

Total current assets	399,446	1,068,343

Property and equipment, net	3,670,228	4,061,436

Long Term Assets
Deposit on Fixed Asset	-	240,000

Other Assets
Prepaid Loan Cost - Long Term, Net	505,636	880,650
Deposits	15,003	14,453

Total other assets	520,639	895,103

TOTAL ASSETS	$ 4,590,313	$ 6,264,882

Z TRIM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	9/30/2009	12/31/2008

Current Liabilities
Accounts payable	$ 643,977	$ 544,325
Accrued expenses and other	566,211	335,718
Derivative Liabilities	4,912,441	-
Total Current Liabilities	6,122,629	880,043

Long Term Liabilities
Convertible Notes Payable, Net	3,400,049	2,559,736

Total Long Term Liabilities	3,400,049	2,559,736

Total Liabilities	9,522,678	3,439,779

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 2,760,271 and
2,597,879 shares, September 30, 2009 and December 31, 2008	138	130
respectively
Additional paid-in capital	75,892,575	74,487,848
Accumulated deficit	(80,825,078)	(71,662,875)

Total Stockholders' Equity (Deficit)	(4,932,365)	2,825,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,590,313	$ 6,264,882

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)	Three months ended		Nine months ended
	September 30,		September 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30	2009	2008	2009	2008
REVENUES:
Products	$ 150,050	$ 264,485	$ 440,979	$ 502,792
Services	-	-	-	-
Total revenues	150,050	264,485	440,979	502,792

COST OF REVENUES:
Products	458,682	604,765	1,211,339	1,811,500
Total cost of revenues	458,682	604,765	1,211,339	1,811,500

GROSS MARGIN	(308,632)	(340,280)	(770,360)	(1,308,708)

OPERATING EXPENSES:
Selling, general and administrative	843,536	846,688	3,511,874	3,576,485
Impairment of intangible assets	-	-	-	136,668
Amortization of intangible assets	-	-	-	3,333
Loss/(Gain) on asset disposals, net	9,463	-	126,651	(74,987)
Total operating expenses	852,999	846,688	3,638,525	3,641,499

OPERATING LOSS	(1,161,631)	(1,186,968)	(4,408,885)	(4,950,207)

OTHER INCOME (EXPENSES):
Rental and other income	220	5,342	3,826	23,005
Interest income	-	2,678	226	18,286
Interest expense	(2,456)	5,439	(5,683)	(450)
Interest expense - Note Payable	(625,938)	(83,400)	(1,515,138)	(100,554)
Derivative (loss) gain	510,001	-	(910,990)	-
Settlement (loss) gain	-	(615,002)	(195,608)	(582,111)
Total other income (expenses)	(118,173)	(684,943)	(2,623,367)	(641,824)

LOSS FROM CONTINUING OPERATIONS	$(1,279,804)	$(1,871,911)	$(7,032,252)	$(5,592,031)

NET LOSS	$(1,279,804)	$(1,871,911)	$(7,032,252)	$(5,592,031)

Net Loss per Share from continuing operations
- Basic and Diluted	$ (0.46)	$ (0.78)	$ (2.60)	$ (2.20)
Net Loss per Share - Basic and Diluted	$ (0.46)	$ (0.78)	$ (2.60)	$ (2.20)

Weighted Average Number of Shares Basic and Diluted	2,756,686	2,401,879	2,705,827	2,542,638

Z TRIM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,032,252)	(5,592,031)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation	720,760	736,915
Loss on asset disposal	126,651	40,727
Change in Derivative Liability, net of bifurcation	910,990	-
Provision for bad debt	-	9,062
Stock based compensation	565,844	262,003
Stock based compensation - warrants	526,454	-
Shares and Warrants issued for services	6,263	230,000
Shares issued for director fees	46,201	-
Shares and Warrants issued for debt	195,608	-
Amortization on discounts on debt	840,313	-
Loan Cost Amortization	375,014	67,644
Impairment of intangible assets	-	136,668
Stock and warrant settlements	-	322,903
Non-cash settlements	-	(111,792)
Changes in operating assets and liabilities
Accounts receivable	103,612	(189,915)
Inventory	72,602	194,513
Prepaid expenses and other assets	(23,120)	(171,434)
Increase/(Decrease) in:
Accounts payable and accrued expenses	907,147	(297,397)

CASH USED FOR OPERATING ACTIVITIES	(1,657,913)	(4,362,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(313,205)	(45,919)
Proceeds from asset disposals	97,000	200
CASH USED FOR INVESTING ACTIVITIES	(216,205)	(45,719)

CASH FLOWS FROM FINANCING ACTIVITES
Net proceeds from sales of stock	-	3,110,274
Common Stock Redemption	-	(37,000)
Borrowing on debt	1,346,500	-
Exercise of options and warrants	4,365	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,350,865	3,073,274
Net cash and cash equivalents provided (used) by discontinued operations	-	484

NET (DECREASE)INCREASE IN CASH	(523,253)	(1,334,095)

CASH AT BEGINNING OF YEAR	592,696	2,436,580

CASH AT THE QUARTER ENDED SEPTEMBER 30	69,443	1,102,485

Supplemental Disclosures of Cash Flow Information:
Interest paid	-	402
Interest paid in stock		100,554
Common Stock & Warrants issued for services		230,000
Common Stock issued for settlement	-	1,353,700
Transfer from Deposit on Fixed Assets to Construction in Progress	240,000	-
Cummulative Effect - Adoption of EITF07-5	2,129,951	-
Convertible Debt issued for Settlement of AP	525,000
Discount on Convertible Debentures	1,871,500

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

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

Presentation of Interim Information

The financial information at September 30, 2009 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2008.

The results for the nine and three months ended September 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Z Trim Holdings, Inc. and its subsidiaries after elimination of significantly all intercompany accounts and transactions.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.
Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2009, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at September 30, 2009 was $4,912,441, and the loss due to valuation for the nine months ended September 30, 2009 was $910,990.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three and nine months ended September  30, 2009 was $2,917 and  $8,452 respectively.  The amount for the three and nine months ended September 30, 2008 was $4,655 and $40,633 respectively.

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

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions issued by the FASB for share based payment using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value  and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated. The options and warrants are valued using the Black Scholes model.

As a result the adoption on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $565,844 and $262,003 for the nine months ending September 30, 2009 and 2008, respectively. Stock based compensation expense related to warrants was $526,454 and $0 for the nine months ending September 30, 2009 and 2008, respectively.

Reverse Split

Effective February 6, 2009, we had a 30 to 1 reverse stock split.  All information in this Form 10-Q has been retrospectively adjusted to reflect the reverse stock split as it took place as of the earliest period presented.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued a new standard which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes this has no impact on its current financial reporting.

In September 2006, the FASB issued a new standard.  The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. The standard is partially effective for the Company beginning January 1, 2008.

In December 2007, the FASB issued two new standards.  The first standard related to business combinations requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The second standard related to noncontrolling interests in consolidated financial  statements clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  The standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The company believes this has no impact on its current financial reporting.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued a new standard on disclosures about derivative instruments and hedging activities. The standard changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. The standard is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. Early adoption is permitted.  The company believes this has no impact on its current financial reporting.

The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of the pronouncement on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At September  30, 2009, the Company recorded a derivative liability of $4,912,441 and a change in the fair value – derivative liability for the nine months ended September 30, 2009  of ($910,990).

Restatements

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

NOTE 3 – INVENTORY

At September 30, 2009 and December 31, 2008, inventory consists of the following:

	9/30/2009	12/31/2008
Raw materials	$ 18,097	$ 35,471
Packaging	2,114	1,114
Work-in-process	10,494	1,879
Finished goods	70,834	133,649
Other Inventory	8,830	10,858
Total inventory	$ 110,369	$ 182,971

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At September 30, 2009 and December 31, 2008, property and equipment, net consists of the following:

	9/30/2009	12/31/2008
Production, engineering and other equipment	$5,646,779	$5,301,635
Leasehold improvements	$2,822,834	$2,801,053
Office equipment and furniture	$577,226	$598,860
Computer equipment and related software	$140,246	$140,245
Construction in process - Equipment	$0	$53,361
Construction in process - Leasehold Impr	$0	$18,855
	$9,187,085	$8,914,009
Accumulated depreciation	($5,516,857)	($4,852,573)
Property and equipment, net	$3,670,228	$4,061,436

Depreciation expense was $200,665 and $257,933 for the three months ended September 30, 2009 and September 30, 2008 respectively.  Depreciation expense was $720,760 and $736,915 for the nine months ended September 30, 2009 and September 30, 2008 respectively.

NOTE 5 – INTANGIBLE ASSETS

As of April 16, 2008, management determined that it did not want to continue paying the costs associated with the License Rights to our Nutritional Analysis Tools System (“NATS”) website, and therefore the Company terminated the license agreement and wrote off the asset as impaired.  At December 31, 2008, the carrying cost of $136,668 was expensed.

Amortization of intangibles was $0 and $3,333 for the quarters ended September  30, 2009 and 2008, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER

At September 30, 2009 and December 31, 2008 accrued expenses consist of the following:

	9/30/2009	12/31/2008
Accrued legal	$ -	$ -
Accrued payroll and taxes	11,531	31,795
Accrued settlements	38,000	100,000
Accrued Interest	423,900	124,090
Accrued expenses and other	92,780	79,833
Total accrued expenses & other	$ 566,211	$ 335,718

NOTE 7 – STOCKHOLDERS' EQUITY

2009 Convertible Notes

On October 15, 2009, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(the "purchaser" or "Brightline") pursuant to which we sold 185.25 units consisting of convertible notes and warrants, for an aggregate offering price of $1,852,500. Furthermore, since July 14, 2009, we had sold an additional 75.3 units for an aggregate offering price of $753,000, including a total of $660,000 sold to affiliates of Brightline. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report (the "Security Agreement"). The Notes are convertible into a total of 2,605,500 shares of Common Stock. The interest is payable quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchaser and its affiliates were 3,768,750. The Company has agreed to pay a finder cash commissions aggregating 8% of the gross proceeds of the offering sold to an investor introduced by that finder up to a maximum of 250 Units purchased by such investor and an equal amount of five year warrants at an exercise price of $1.50 per share (for example, if the finder's fee equals $200,000, then the finder will also receive 200,000 warrants with an exercise price of $1.50). The Company has reserved the right to negotiate a lower commission for any Units above the 250 purchased by such investor. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on April 21, 2009 (the "2009 Units"). The amount of Units purchased by Brightline and its affiliates, represents at least a majority of all of the Units and the 2009 Units taken as a whole, and, consequently, under the terms of the Notes, the purchaser has the ability, together with us to amend the Notes and Security Agreements comprising the Units and the 2009 Units. In consideration of Brightline's (and its affiliates') purchase of Note Units in the amount of $2,512,500 pursuant to the terms of the Note Memorandum, the Company granted to Brightline, the right to purchase additional Note Units and/or Preferred Stock Units, as available, up to an additional aggregate amount of $2,487,500.

The total debt issued in nine months ended September 30, 2009 equals $1,871,500.

Pursuant to the terms of the subscription agreement we agreed with the Purchaser to amend the Units (the "Amended Units") to reflect the terms and conditions of the Units sold by us in 2008 (the "2008 Units") as described in our Current Reports on Form 8-K filed on June 24 and September 2, 2008 which include among other things a full ratchet anti-dilution formulation with respect to the adjustments to the conversion price of the Notes and the exercise price of the Warrants instead of the weighted average anti-dilution formula contained in the Units and the payment of interest on the Notes, at the option of the holder, quarterly or at maturity rather than just at maturity. As a result of the amendment, all of the Notes and the 2009 Notes and corresponding Security Agreements will be amended to read as set forth in Exhibits 4.2 and 4.4 attached hereto. The Warrants sold to the purchaser have also been amended. We also agreed to offer to amend the warrants and to offer a registration rights agreement to the noteholders under the 2009 Units on terms identical to those granted to the purchaser. The Notes, the Amended and Restated Notes (including the Notes issued as part of the 2009 Units) and Notes issued as part of the 2008 Units rank pari passu with each other.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Amended and Restated Notes and the Amended and Restated Warrants.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS' EQUITY (cont.)

Provided certain conditions, as set forth in the Subscription Agreement, are met, we agreed to use our reasonable best efforts to nominate a representative of the purchaser for election to our Board of Directors and we also agreed subject to certain conditions to permit an observer designated by the purchaser to attend meetings of the Board.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Amended and Restated Notes, the Amended and Restated Warrant, the Amended and Restated Security Agreements and the Registration Rights Agreement which are attached as exhibits to our Form 8-K filed with the SEC on October 16, 2009.

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

For the period ending September 30, 2009, the 2009 Notes have a beneficial conversion feature, which have a value of $1,708,535.  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.  The warrant and beneficial conversion feature exceeded the face value of the note and the total amortization as of September 30, 2009 is $162,965 resulting in a remaining discount of $1,708,535.  Amortization for the nine months ending September 30, 2009 totaled $162,965.

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

For the period ending September 30, 2009, the 2008 Notes have a beneficial conversion feature, which have a value of $1,219,650.  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.  The warrant and beneficial conversion feature exceeded the face value of the note and the total amortization as of September 30, 2009 is $677,348 resulting in a remaining discount of $1,219,650. Amortization for the nine months ending September 30, 2009 totaled $677,348.

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

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS' EQUITY (cont.)

Amortization on Convertible Notes

For the three months ending September 30, 2009, the Company recognized debt discount amortization in the amount of  $346,009.

For the nine months ending September 30, 2009, the Company recognized debt discount amortization in the amount of  $840,313.

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

Exercising of Stock Warrants and Options

During the third quarter of 2009 there was a cashless exercise of 7,692 stock warrants and 5,320 shares were issued.  No options or warrants were exercised during the third quarter of 2008.

NOTE 8 –DERIVATIVE LIABILITIES

Our derivative liabilities increased from $0 at December 31, 2008 to $4,912,441 at September 30, 2009.

Many of our warrants contain reset provisions which were triggered when we reduced the strike price during the period ending September 30, 2009. This ratchet provision results in a derivative liability in our financial statements.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Common stock warrants	1,998,236	-
Embedded conversion features	2,914,205	-

Total	$4,912,441	$-

Due to a new accounting pronouncement issued by the EITF, we adjusted our derivative liability through retained earnings as an accumulative adjustment as of January 1, 2009 equal to $2,129,951.

NOTE 9 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of September 30, 2009 and December 31, 2008 is as follows:

	9/30/2009		12/31/2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	431,073	$ 32.04	553,184	$ 31.20
Granted	1,320,000	$ 0.45	3,333	$ 8.10
Exercised	-	$ -	-	$ -
Expired and Cancelled	(328,511)	$ 31.27	(125,435)	$ 27.71
Outstanding at end of period	1,422,562	$ 2.91	431,082	$ 32.04

Exercisable at end of period	1,422,562	$ 0.66	429,415	$ 32.13

During the nine months ended September 30, 2009, the company granted 1,320,000 options.  The total fair value of options vested during the third quarter of 2009 was $565,844 and was included in stock based compensation of $1,092,298.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

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

2009
Weighted average fair value per option granted	$ 0.43
Risk-free interest rate	1.99 - 2.99%
Expected dividend yield	0.00%
Expected lives	1 - 2.5
Expected volatility	130.25 - 250.50%

As of September 30, 2009, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $0.

At September 30, 2009 the aggregate intrinsic value of all outstanding options was $669,000 with a weighted average remaining contractual term of 4.7 years, of which 1,422,562 of the outstanding options are currently exercisable with an aggregate intrinsic value of $933,986; a weighted average exercise price of $.66 and a weighted average remaining contractual term of 4.7 years.  The total intrinsic value of options exercised during the nine months and quarter ended September 30, 2009 was $0.

As of September 30, 2009, the Company had reserved 20.0 million shares for issuance under the Plan.  As of September 30, 2009, the Company had 18,454,105 million options available for grant under the Plan. (20,000,000 less 1,422,562 options less 123,333 director shares =18,449,772)

Stock options outstanding at September 30, 2009 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	1,320,000	4.9	$ 0.42	1,320,000
$1.51-$3.00	-	-	$ -	-
$3.01 & over	102,562	1.3	$ 2.49	102,562
	1,422,562	4.6	$ 0.57	1,422,562

As of September 30, 2009, the Company has warrants outstanding to purchase 6,576,248 shares of the Company’s common stock, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through September 2014.   There were 1,329,500 warrants issued in the period ending September 30, 2009 for a total expense of  $526,454.

NOTE 10 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were three significant customers that accounted for greater than 10% (each) for the quarter ended September 30, 2009. These three customers accounted for 26%, 19%, and 12 % of total net sales.   There were no outstanding amounts at September 30, 2009.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At September 30, 2009 and December 31, 2008, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 11 – COMMITMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease until March 2011 and the required monthly rental payments increased to $21,000, exclusive of property taxes.   The Company also is responsible for payment of all property taxes.  Insurance and maintenance are billed when due.  If we were to lose this lease or not be able to extend our lease due to the specific requirements of our Company, the outcome to our operations could be substantial.

The Company also leases a 5,000 square foot warehouse in Mundelein, Illinois.  The lease commenced on August 1, 2007 and ends January, 2010.  The monthly net rent is $2,834.

The Company recognizes escalating lease expense on a straight line basis.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as  follows:

Year Ended	Rentals
2009	286,433
2010	254,900
2011	63,000
2012	-
$ 604,333

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

NOTE 13 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2009.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the date of filing, November 16, 2009.

46,607 shares of common stock were issued on the cashless exercise of warrants during the fourth quarter of 2009.

See Note 7 – Stockholder’s Equity.