Form 10-K
period 2009-12-31
Z TRIM HOLDINGS, INC
filed 2010-04-09
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2009

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

At April 2, 2010, there were 3,535,068 shares of common stock outstanding.

The  aggregate  market  value  of  the  voting  stock  of  the  issuer  held  by non-affiliates  of the  issuer  as of  April 2, 2010  was  $3,535,068 This aggregate market value is estimated solely for purposes of this report and are based on the closing price for the issuer's common stock on April 2, 2010, as reported on the Over-the-Counter Bulletin Board.  For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the issuer.  The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

                                                                1

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

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

The Company’s core product portfolio of multifunctional dietary fiber food ingredients includes corn Z Trim® and non-GMO oat Z Trim®.    The superior water-holding capacity and amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, oil deflection, texture and appearance quality, fat and calorie reduction, and cost control.  Z Trim® is now being used by food manufacturers, restaurants, schools, and consumers on 6 continents, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and are increasingly discovering how Z Trim® multifunctional fiber ingredients can help to delight their consumers with finished products that have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

Major market drivers such as greater nutrition awareness, increasing obesity trends, the economy, rising costs and hectic lifestyles have triggered an evolution of the food industry and consumer expectations.  The Company’s goal is to further enable food manufacturers to address the challenges and opportunities of this evolution by helping them to differentiate their products, achieve their growth objectives, and delight their consumers.  Z Trim® multifunctional fiber ingredients create value for both food manufacturers and consumers in three primary areas: product formulation, processing improvements, and finished product performance.    Through ongoing product applications research, the Company develops solutions that help food manufacturers solve formulation and product challenges and capture market opportunities with high quality, innovative products that fulfill consumer expectations.

The Company currently manufactures and markets Z Trim® products as cost-competitive ingredients that help improve the food industry's ability to deliver on its promises of quality, taste, and healthfulness. The Company's primary goal is establishing Z Trim as an important ingredient in the evolution of the food industry and consumer expectations.  The Company is developing its market through (i) direct and brokered sales to major food manufacturers, as well as small and mid size companies for packaged retail foods, and (ii) direct and brokered sales to large and small foodservice manufacturers that supply to restaurants, hospitals, schools and cafeterias. Our R&D team, in conjunction with our customers and strategic industry partners, continues to work on the development of additional products and applications.  In addition to direct sales, we use a network of ingredient distributors, both domestic and international, to distribute our products.

Raw materials are sourced principally in the United States.  Approximately 70% of our raw materials consist of corn bran and oat hulls and are generally available from a variety of suppliers.  Our major suppliers include Bunge and Didion Milling, Inc. We seek to mitigate the risk of a shortage of raw materials through identification of alternative suppliers for the same or similar raw materials, where available. We have purchasing staff with extensive knowledge of our products who work with marketing, product research and development and quality control personnel to source raw materials for products and other items.

The Company’s customers are food manufacturers, school districts and the general public.  There were three significant customers who accounted for 20%, 20% and 14% of total sales for the year ended December 31, 2009.  There were two significant customers who accounted for 37% and 13% of total sales for the year ended December 31, 2008.

 Z Trim Holdings, Inc. was incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.  The Company has no operating subsidiaries.

Z Trim Holdings operates within global business of food additives, which, as of 2006 was a $25 billion industry.  The global hydrocolloid business - which consists of agents used for thickening, gelling and stabilizing food and beverage products is over $19 billion per year (http://www.sriconsulting.com/CEH/Public/Reports/582.7000/) with food applications constituting approximately $4.2 billion of that total (http://www.foodnavigator-usa.com/Financial-Industry/Health-and-prices-dominate-hydrocolloids-debate).  Specifically, the U.S. fat replacer and bulk dietary fiber (supplement) markets are estimated to be just over $500 million each, with carbohydrate-based fat replacers such as Z Trim accounting for approximately 59 percent of the market in 2000 (http://www.frost.com/prod/servlet/market-insight-top.pag?docid=10039518).

Food systems are complex, and in order to meet consumers’ taste and quality expectations, various ingredients must be used to achieve the structural, organoleptic, performance and shelf-life properties specific to a given food product.

Z Trim® ingredients compete with a wide variety of hydrocolloids and other fiber ingredients.  Depending on the food application, required functional properties and product development objectives, competitive ingredients might include gums (e.g. guar, xanthan, locust bean, and Arabic), seaweed extracts (e.g. alginates, carrageenan), starches (native, modified and resistant), and fibers (e.g. oat bran, corn bran, pea fiber, potato fiber).  Most of these competitive ingredients are well-established in the food industry, and many of the companies that supply them have substantially greater resources than our Company.  However, we believe that the unique properties of Z Trim multifunctional fiber ingredients pose not only significant market opportunities for our Company, but also provide tremendous differentiation and growth opportunities for food companies.  No other single hydrocolloid or fiber has the combined water holding and binding capacity that’s effective across as wide a pH and temperature range as Z Trim®, nor imparts as many superior attributes to the finished consumer food product.  Furthermore, Z Trim® ingredients can have synergistic effects with other hydrocolloids and fibers, allowing food manufacturers to achieve even greater processing improvements, cost efficiencies, and finished product performance.

The Company protects intangible assets that includes patents pending and issued, as well as trade secrets and know how.  Central to this portfolio is an exclusive license to US Patent No. 5,766,662, including all related international patents, issued to Dr. George Inglett of the USDA.  This license expires upon the expiration of the underlying patent in 2015.  Additionally, the USDA patent was filed in several countries throughout the world.  Through the process of development and commercialization of the technology, the Company has identified and sought patent protection for improvements to the manufacturing process, product applications and is currently developing several spin-off technologies.  On December 1, 2009, we were issued U.S. Patent No. 7,625,591 B2; such will expire in 2026 with payment of maintenance fees.  We require all employees and visitors to our plant to execute a non-disclosure agreement.  Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies. However, there can be no guarantee that any of our pending or future filed applications will issue as patents.

Presently, the Company employs 25 full-time employees and one part-time employees.

The Company has spent $20,337 in 2009 and $10,811 in 2008 for research and development expense, and is still innovating toward developing value-added products to add to its core line.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $26,900 per month, including property taxes, pursuant to a non-cancelable operating lease.  The current lease term is through March 2011, and the Company has a one year option.

ITEM 3.  LEGAL PROCEEDINGS.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The Company currently has a Motion to Dismiss pending in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois.  The pleadings are still at issue and discovery is just getting underway.  Thus, the outcome is unknown as of the report date.

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The case is set for trial in July of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. A defense motion for summary judgement is pending and undetermined as of the report date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual shareholders’ meeting on December 22, 2009.  At that time, the shareholders voted in a new slate of directors, as described more fully herein below at Item 6.  The vote tabulation for each director was as follows:

          Cumulative votes                                  Votes
FOR DIRECTORS                                                       RECEIVED                                    AGAINST                                      ABST.                      BROKER NON-VOTES

Steve Cohen                                                   1,568,098                                    n/a                            131,158                                0

Morris Garfinkle                                                1,567,586                                    n/a                              131,671                                 0

Brian Israel                                                 1,479,347                                  n/a                            219,909                              0

Mark Hershhorn                                                1,567,774                                            n/a                              131,482                                0

Edward Smith, III                                                    1,567,800                                    n/a                              131,457                                0

The selection of M&K CPAs, PLLC, as independent outside auditors of the Company for the fiscal year ending December 31, 2009 was submitted to the stockholders for ratification in December 2009. There were 1,607,700 votes cast in favor, 33,038 votes cast against and 58,518 abstentions and broker non-votes, which vote was sufficient for approval of M&K CPAs, PLLC as independent accountants of the Company for the fiscal year ending December 31, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     The following table sets forth, for the periods indicated, the high and low closing prices for our common stock, as quoted for trading on the American Stock Exchange under the symbol "ZTM" and on the Over-the-Counter Bulletin Board under the symbol “ZTMH” and “ZTHO.” Our common stock began trading on the American Stock Exchange on March 31, 2004.  On September 16, 2008, our Company moved from the American Stock Exchange and began trading on the Over-the-Counter Bulletin Board.  As of the close of business on February 6, 2009, the Company effectuated a one-for-thirty (1:30) reverse stock split.  All prices in the following table reflect post-reverse split prices.

	Common Stock
Quarter Ended	High	Low
2008
March 31, 2008	$14.40	$6.30
June 30, 2008	$10.80	$3.60
September 30, 2008	$6.90	$0.90
December 31, 2008	$4.50	$0.60

2009
March 31, 2009	$1.50	$0.25
June 30, 2009	$2.20	$0.99
September 30, 2009	$1.11	$0.79
December 31, 2009	$2.00	$0.62
2010
April 2, 2010	$1.95	$0.99

As of April 2, 2010, there were 5,424 record holders of the common stock.  This number does not include shareholders whose shares are held in securities position listings.  We have never paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION
(AS OF DECEMBER 31, 2009)

NUMBER OF SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	REMAINIG AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN 1ST PLAN CATEGORY COLUMN

Equity compensation plans approved by security holders (consisting of the 2004 Stock Incentive Plan):

1,405,062	$0.66	18,471,605 (1)

(1) Reflects 20,000,000 shares registered under the plan less the outstanding options less 123,333 shares issued to external directors under the Plan.

Plans not approved by shareholders:  None

ITEM 6.  SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS

YEAR ENDING DECEMBER 31, 2009 COMPARED TO THE YEAR ENDING DECEMBER 31, 2008

Revenues

Revenues decreased 22.3% for the year ended December 31, 2009, from $720,889 for the year ended December 31, 2008 to $559,910 for the year ended December 31, 2009.  The decrease in product revenue was primarily due to the decrease in Z Trim sales to one of our international distributors, resulting from production limitations in the second half of the year. The following table provides a breakdown of the revenues for the periods indicated:

                                             Year ended December 31,
                                                    2009                2008
                                                  -----------         ------------
           Products                       $559,910          $720,899
                                                 -----------         ------------
        Total Revenues               $559,910          $720,899
                                                =======          =======

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $545,915 or 12.7% to $4,856,334 for the year ended December 31, 2009 from $4,310,419 for the year ended December 31, 2008. The increase in operating expenses was primarily due to increases in stock option expense of $525,230, warrants expense of $674,240, and investor relations of $440,784 that was partially offset by a decrease in litigation expense of $246,892, audit fees of $ 181,460, directors’ fees of $172,800, impairment of intangibles of $136,668 and Amex registration fees of $111,267.

Other income (expense)

Total other expense increased by $4,836,221 or 340%, to $6,234,008 for the year ended December 31, 2009, from $1,397,787 for the year ended December 31, 2008.  The increase in expense in 2009 was due to interest expense (from fund-raising activities) of $2,426,032, a derivative expense of $3,623,519, liquidated damages of $80,100, and a settlement loss of $103,137.  Further, in 2008, although there was a settlement loss for $772,202 there was interest expense of $670,042 offset by income of $44,978.

Net loss

The Company incurred a net loss of $12,209,580 for the year ended December 31, 2009, or $4.48 per share, compared to $7,416,927 for the year ended December 31, 2008 or $2.95 per share.  The higher loss was due primarily to the cost of raising funds.

LIQUIDITY AND CAPITAL RESOURCES
YEAR ENDING DECEMBER 31, 2009 COMPARED TO THE YEAR ENDING DECEMBER 31, 2008

At December 31, 2009, we had cash and cash equivalents of $324,784, compared to $592,696 at December 31, 2008.  The Company raised $3,196,366 and $3,615,966 in additional capital through equity and convertible debt transactions during the year ended December 31, 2009 and 2008 respectively.

Net cash used by operating activities decreased by $1,949,398 or 38.08%, to $3,169,632 for the year ended December 31, 2009 as compared to $5,119,030 for the year ended December 31, 2008.  The decrease resulted primarily from a reduction in fees paid to outside professionals (including accountants, auditors and attorneys).

Net cash used by investing activities was $294,645 for the year ended December 31, 2009, as compared to $340,820 for the year ending December 31, 2008. The decrease was due to proceeds from asset disposals.  The 2008 number does not include pre-payment for equipment that was to be delivered in 2009.

Net cash provided by financing activities was $3,196,365 for the year ended December 31, 2009, as compared to $3,615,966 for the year ended December 31, 2008. Net cash provided by financing activities for the year ended December 31, 2009 was primarily from the net proceeds from the sale of convertible notes and exercise of warrants.  Net cash provided by financing activities for the year ended December 31, 2008 was primarily from the net proceeds from the sale of convertible notes offset by a return of common stock.

As of April 5, 2010, our cash balance was approximately $672,764. To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 16 to 24 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.

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

Z Trim, through an exclusive license to technology patented by the United States Department of Agriculture, has developed products that both reduce fat and add fiber, with the added benefit of maintaining taste and mouth-feel associated with full fat products.  The global market for Z Trim's line of products spans the entire food and nutritional beverage industry, including fat free,  low-fat, reduced fat and full fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

As our current facility is a prototype plant, being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer separation technologies and thereby optimize plant capacity. In order to fully realize the potential of our business model, the Company will eventually need to move to a larger facility, enter into strategic partnerships, or find some other means to produce greater volumes of finished product.

Results of Operations

In 2009, our revenues decreased by 22.3% from 2008.  The primary reason behind the decline in sales was our inability to produce enough product to meet demand.  We are in the process of making material changes to our production process that we believe will be completed by the end of the second quarter in 2010.  In making these changes, we have worked with industry specialists to improve our separation technology, as well as with scientists from the Aveka Group (see www.aveka.com for more information on the Aveka Group), to assist in finding ways to improve our capacity and reduce our costs.  By applying new separation technology, in addition to the new dryer we previously purchased, we believe we will be able to increase our capacity and meet expected demand.  In 2010, we expect demand to be approximately three times the amount of sales revenues achieved in 2009.  The Company anticipates to be able to meet this demand, based on its plans to improve production.

Additionally, in 2009, our cost of goods sold decreased by $750,472 or 30.9% from $2,429,620 in 2008 to $1,679,148 in 2009.  In 2008 our cost of goods sold decreased by $655,708 or 21.2%, from $3,085,328 in 2007 to $2,429,620 in 2008.  We continue to be more efficient in our production process, reducing cycle times and lowering utility costs.  We believe that the trend of declining costs of goods sold will continue into 2010 and beyond.

Significantly, cash flows used in operating activities decreased by $1,949,397 or 38.08%, to $3,169,633 for the year ended December 31, 2009 as compared to $5,119,030 for the year ended December 31, 2008.  Similarly, cash flows used in operating activities decreased by 22% for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Since the beginning of 2008, management has made great efforts to reduce the amount of fees paid to outside professionals, and to focus all of its limited resources on items core to the Company’s business model.  We believe the trend of decreasing operating cash losses will continue into 2010 and beyond.

 Additionally, we have reduced our accounts payable by $170,484 in 2009, on top of a reduction of $427,152 during 2008.  On December 31, 2009, we had a total of $373,841 in accounts payable.  We expect to further reduce our accounts payable in 2010.

Liquidity and Capital Resources

As of December 31, 2009, we had a cash balance of $324,784. Over the last several years, we have been funding our operations through the sale of both equity and debt securities. In 2008, we sold $4,457,000 in convertible notes.  These notes are convertible at $1.00, and bear interest at 8% per year (See also Note 8 to our Financial Statements set forth herein).  These notes come due in 2010.  If our note holders choose not to convert the notes, we will either have to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  As we continue to sustain operating losses, we will need to raise additional funds for working capital.

RECENT MATERIAL DEVELOPMENTS

Potential Liquidated Damages Relating to Registration Rights

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement has not been declared effective as the Company is not S-3 eligible and will need to file an amended filing to convert the S-3 to an S-1. Management intends to file the S-1 after it files the 10-K for the year ended December 31, 2009. Under the terms of the registration rights agreement, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of April 5, 2010, there are 5 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and therefore recognized as liquidated damages, the amount of $80,100.

Reverse Stock Split

As of the close business on February 6, 2009, the Company effectuated a one-for-thirty (1:30) reverse stock split.  As part of this split, the Company’s stock began trading on February 9, 2009 under the symbol “ZTHO” on the Over-the-Counter Bulletin Board.

Annual Shareholder’s Meeting and changes to Board of Directors

On March 21, 2009, for personal reasons, Director Sheldon Drobny resigned as Director and Audit Chair of the Company.  On March 25, 2009, the Company appointed Morris Garfinkle as Director and Audit Chair.

 On December 22, 2009, the Company held its Annual Shareholders’ meeting.  The shareholders voted for a slate of five directors:  Steven Cohen, Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III.  The following directors were not re-elected: Triveni Shukla.

Key Hires Bring Wealth of Industry Experience

Over the last 16 months, we have added key members to our management team:

•	Sandi Balco – VP/General Manager of Business Development
•
Ms. Balco has an MBA and an MS in food science with 25 years experience in the food industry. She has worked for companies such as Nabisco Brands, The NutraSweet Company, and Givaudan Flavors Corporation where she was the director of the global sales and marketing division.

•	Kyle Hanah – Director of Plant Operations

•	Mr. Hanah, a chemical engineer, has 20 years experience in the food industry. He joined the company in late 2008 having previously worked at Kraft Foods, Sara Lee Corporation and ConAgra Foods.

•	Lynda Carroll – Director of Applications

•
Ms. Carroll has degrees in food science and in culinary arts with 25 years experience in the food industry. She previously contributed to applications and quality assurance for Campbell's Soup Company and Conway Import Co., Inc., manufactures of Conway Salad Dressings and Sauces for foodservice.

•	Dr. Therese Malundo – VP Science and Technology

•
Dr. Malundo has a PhD in food science and an MBA with over 15 years experience, working for such companies as Pernod Ricard Americas and US Distilled Products, Co.  She brings product development, process optimization, QA/QC and regulatory experience to our team.

Applications Highlights

 Preliminary results from recent research and development efforts point to promising growth opportunities that address market trends and the needs of manufacturers and consumers alike.  A key market trend is convenience, as hectic lifestyles force consumers to the grocery store freezer seeking high quality, quick meals and snacks.  Z Trim® ingredients have shown to eliminate the hard edges during microwave cooking and reduce sogginess of frozen hand-held microwave snacks when used in the dough and meat fillings.  Another major market driver, greater nutrition awareness, has prompted major food companies to proactively reduce the salt, fat, and sugar content of their standard product lines.   Additionally, new legislation requires food manufacturers and foodservice establishments to clearly communicate nutritional profiles, including fat and calorie content.  Recent studies where Z Trim® was added to the batter and breading used to coat fried chicken resulted in reduced oil absorption of 15% or more.  This product application represents an enormous growth opportunity with fast-food companies as well as with manufacturers of frozen convenience meals.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-X.

ITEM 7A.  QUANTATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

Although we do not engage in hedging transactions, the following risks are material risks that we face.  If any of the following risks occur, the business of the Company and its operating results could be seriously harmed.

BUSINESS RISKS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS.

The Company incurred a net loss of $12,209,580 for the twelve months ending December 31, 2009, and had an accumulated deficit of $86,002,406.  The Company reported a net loss of $7,416,927 for the twelve months ending December 31, 2008. At December 31, 2008, the Company reported an accumulated deficit of $71,662,875.

If the Company continues to incur significant losses, our cash reserves may be depleted earlier than currently anticipated, and the Company may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of the date of our most recent audit, which included the fiscal year ended December 31, 2009, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT.

The Company has not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z Trim, our functional food ingredient. The Company is relying on the current concerns over obesity, weight-health issues, and the rising cost of health care to drive demand for Z Trim in the marketplace. We cannot assure you that we will be able to gain the market acceptance necessary to achieve profitability.

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

WE FACE LIQUIDITY ISSUES.

As of December 31, 2009, we had a cash balance of $324,784. Over the last several years, we have been funding our operations through the sale of both equity and debt securities. In 2008, we sold $4,457,000 in convertible notes.  These notes are convertible at $1.00, and bear interest at 8% per year (See Note 8 to our Financial Statements set forth herein).  These notes come due in 2010.  If our note holders choose not to convert the notes, we will either have to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  If we are unable to do either, we may face lawsuits from our note holders.

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

WE RELY UPON A LIMITED NUMBER OF PRODUCT OFFERINGS.

The majority of the products that we have sold as of December 31, 2009 have been based on corn and oat. Although we will market our products, as an active food ingredient for inclusion in other companies’ products, and in other ways, a decline in the market demand for our products, could have a significant adverse impact on us.

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

THE AGREEMENT GOVERNING THE COMPANY’S OUTSTANDING CONVERTIBLE NOTES CONTAIN VARIOUS COVENANTS THAT LIMIT ITS ABILITY TO TAKE CERTAIN ACTIONS AND THE COMPANY’S FAILURE TO COMPLY WITH ANY OF THE DEBT COVENANTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The agreements governing the company’s outstanding convertible notes contain a number of significant covenants that, among other things, limit its ability to incur additional debt or liens or redeem any of its outstanding capital stock.

 WE FACE COMPETITION.

Competition is intense in our targeted industries, including nutraceuticals, functional food ingredients, oils, gums and a large number of businesses engaged in the various fat replacement industries. Many of our competitors have established reputations for successfully developing and marketing their products, including products that are widely recognized as providing similar calorie reduction. In addition, many of our competitors have greater financial, managerial, and technical resources than we the Company have.   If we are not successful in competing in these markets, we may not be able to attain our business objectives.

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

OUR COMPETITORS MAY DESIGN PRODUCTS AROUND OUR INTELLECTUAL PROPERTY PROTECTION.

We hold an intellectual property portfolio, including patent, trademark, copyright and trade secret protection.  Our competitors, however, may design around our patent claims, rendering our patent protection ineffective against such competitors.  Similarly, our competitors may independently develop technology similar to our trade secrets and technical know-how.  Such occurrences could increase competitive pressure on our marketing and sales efforts.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2009. We identified two material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2009, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures,” in this Report.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

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

MARKET RISKS

OUR STOCK IS NO LONGER LISTED ON THE AMERICAN STOCK EXCHANGE AND NOW TRADES IN THE OTC BULLETIN BOARD.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder, who is not an affiliate of the company and who has satisfied a six-month holding period may, under if there is current information publicly available concerning the company,. Rule 144 also permits the sale of securities, without any limitation, by our shareholders that are non-affiliates that have satisfied a one-year holding period. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of the Common Stock.

THE ISSUANCE OF NOTES, THE WARRANTS AND COMMON STOCK UPON EXERCISE OR CONVERSION COULD RESULT IN PRICE REDUCTIONS IN OUTSTANDING CONVERTIBLE SECURITIES AND SUBSTANTIAL DILUTION.

Additional sales of substantial amounts of the Common Stock could reduce the market price for the common stock. We will need additional equity funding to provide the capital to achieve our objectives. Such equity issuance would cause a substantially larger number of shares to be outstanding, thereby diluting the ownership interest of our existing shareholders. In addition, public sales of substantial amounts of the Common Stock after this offering could reduce the market price for the Common Stock. If we raise capital in the future by issuing additional equity securities, investors may experience a decline in the value of their securities. We are authorized to issue up to 200,000,000 shares of our common stock, of which 3,535,068were outstanding at the close of business on April 2, 2010, and 10,000,000 shares of preferred stock, of which none were outstanding at the close of business on April 2, 2010. Our Articles of Incorporation (as amended to date) gives our Board of Directors authority to issue the undesignated shares of preferred stock with such designations, rights, preferences and limitations as the Board may determine. At the close of business on December 31, 2009, we had outstanding the 2008 and 2009 Notes convertible into 8,204,000 shares of our common stock (the “Notes”) and warrants to purchase an aggregate 9,682,379 shares of our common stock, outstanding options to purchase approximately 1,405,062 shares of our common stock.  At December 31, 2009, we also had approximately 18,471,605 shares of our common stock reserved for future stock options under our 2004 Equity Incentive Plan.  The issuance of shares of our common stock upon conversion of the Notes, exercise of the Warrants and exercise of outstanding options and warrants, or in other transactions would cause dilution of existing stockholders’ percentage ownership of the Company. Holders of our common stock do not have preemptive rights, meaning that current shareholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.

THE NUMBER OF SHARES OF OUR COMMON STOCK OUTSTANDING AND ISSUABLE UPON THE CONVERSION OR EXERCISE OF THE 2008 AND 2009 NOTES AND WARRANTS HAS INCREASED SUBSTANTIALLY AS A RESULT OF PRIVATE PLACEMENTS AND CERTAIN PURCHASERS BENEFICIALLY OWN SIGNIFICANT BLOCKS OF OUR COMMON STOCK. UPON REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, THESE SHARES WILL BE GENERALLY AVAILABLE FOR RESALE IN THE PUBLIC MARKET.

The aggregate number of shares issuable pursuant to convertible notes issued in 2008 and 2009 is 8,204,000.  At maturity, assuming the holder elected to receive shares instead of cash, interest on the 2008 and 2009 Notes would be convertible into an additional 1,311,680 shares at full maturity.  The aggregate number of shares issuable pursuant to outstanding warrants, including those issued in 2008 and 2009, is 9,682,379.  We also entered into registration rights agreements in connection with the 2008 and 2009 private placements pursuant to which we have agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

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

THE TRADING PRICE OF THE COMMON STOCK IS VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT OUR SECURITIES TO DECLINE.

The market price of shares of our Common Stock has been volatile.    The market price of our common stock has in the past been highly volatile. In fiscal 2008, our common stock traded in the range of $14.40 to $0.60 per share; in fiscal 2009, our common stock traded in the range of $2.20 to $0.25 per share. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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

THE IMPLEMENTATION OF CURRENT ACCOUNTING STANDARDS RELATED TO STOCK BASED COMPENSATION HAS REDUCED AND MAY CONTINUE TO REDUCE OUR REPORTED EARNINGS, WHICH COULD RESULT IN A DECLINE IN OUR STOCK PRICE.

As part of our compensation to employees, directors and consultants, we issue equity awards, primarily in the form of stock options and shares of common stock. Many of the companies within our industry and with whom we compete for skilled employees use stock-based compensation as a means to attract personnel, although not all do and many do not issue the same level of awards. As a result, the impact of the January 1, 2006 implementation of current accounting standards relating to stock based compensation may be more significant for us as compared to other companies. In addition, if we unexpectedly hire additional employees or acquire another company, the impact of the implementation of current accounting standards relating to stock based compensation may be more significant for us than previously forecasted. To the extent investors believe the costs incurred for current accounting standards relating to stock based compensation by the Company are higher than those incurred by other companies, our stock price could be negatively impacted.

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

OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES.

The term “penny stock” generally refers to low-priced, speculative securities of very small companies.  Before a broker-dealer can sell a penny stock, SEC rules require the broker-dealer to first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  The broker-dealer must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the broker-dealer and its broker will receive for the trade.  Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These requirements make penny stocks more difficult to trade.  Because the Common Stock is subject to the penny stock rules, the market liquidity of the Common Stock may be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS

     See consolidated financial statements starting on page F-1 and the related footnotes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 22, 2009, our Shareholders approved the re-appointment of M&K CPAs, LLC as our public accountant.  There are no disagreements with our accountant on accounting and financial disclosure.

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

Our Principal Executive Officer and Principle Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2009, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2009.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the period ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

In determining whether to nominate each of the current directors for another term (or new directors for a first term), the Board’s Nominating Committee, composed of two independent directors, considered a candidate’s knowledge of the Company’s business and industry, prior education, demonstrated ability to exercise sound business judgment, reputation for integrity and high moral and ethical character, potential to contribute to the diversity of viewpoints, backgrounds, or experiences of the Board as a whole and diligence and dedication to the success of the Company.  The Nominating Committee concluded that each of the current directors standing for re-election possesses unique talents, backgrounds, perspectives, attributes and skills that will enable each of them to continue to provide valuable insights to Company management and play an important role in helping the Company achieve its long-term goals and objectives. As described below in the experience and qualifications of each of our directors, each director has achieved an extremely high level of success in his career.

AGE	NAME	POSITION

53	Steve J. Cohen	Director and President

39	Brian Chaiken	Chief Financial Officer

60	Mark Hershhorn	Director

52	Brian Israel	Director

34	Edward Smith III	Director

61	Morris Garfinkle	Director

66	Triveni Shukla	Former Director and Executive VP

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

Since retiring from the corporate world in January of 2004, he has devoted his time and energy primarily to Community Service in the non-profit sector. He currently serves as a member of the Executive Commitee of the River North Residents' Association, which works to protect and enhance the quality of life for nearly 10,000 members through advocacy for responsible development and commerce, improvements to infrastructure, and the creation and improvement of public open space; as a Mentor and a member of the Advisory Council of Big Brothers Big Sisters of Metropolitan Chicago; as a Partner in the Federal Reserve Bank of Chicago's Money Smart program, which delivers financial literacy education to consumers; and as a member of the Ely Chapter of Lambda Alpha International, an honorary society dedicated to the advancement of land economics.  He also provides strategic planning, training and project management services to businesses and non-profit entities as an independent consultant and serves as President of North Shore Custom Homes, Ltd., a developer of residential real estate.

MARK HERSHHORN has a background in the marketing and operations of nutrition systems, food industry marketing and transactional television.  Mark was appointed to the Company’s Board of Directors at the shareholder meeting, held on December 19, 2007.  From August 1998 to present, Mark has served as President and co-owner of CKS & Associates Management LLC; President and CEO of CKS & Associates; CEO of Midwest Real Estate Investment LLC; General Partner of New Horizons West LLP, and CEO of New Horizons Real Estate Holdings LLC.  During much of the 1990’s, Mark served as President, CEO and director of National Media Corporation (NYSE-NMC) and as Chairman of the company’s international subsidiary, Quantum International Ltd.  Prior to that, Mark served as Senior Vice President of food operations and joint ventures for Nutri/System, Inc.  During the 1980’s, Mark was Chief Financial Officer, Treasurer, Vice President and director of the Franklin Mint.  Mark has also held positions with companies such as Price-Waterhouse, Pfizer Diagnostics, and Wallace and Wampole Laboratories.  Mark received his BS Degree in Economics from Rutgers University and an MBA from the Wharton School of Finance, University of Pennsylvania.

MORRIS GARFINKLE is the Founder, President and CEO of GCW Consulting, a consulting firm based out of Arlington, Virginia.  He received his Juris Doctor from Georgetown University and his B.S. in Economics (cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania.  He was appointed to the Board in March of 2009, and reelected by the shareholders at the December 22, 2009 shareholders’ meeting.  Mr. Garfinkle has over 35 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising.  His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others.  He also served on the Board of Directors of HMSHost from 2000 - 2006.

EDWARD SMITH III is Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. BCM is the investment manager of Brightline Ventures I, LLC and Brightline Capital Partners, LP. Prior to founding BCM, Mr. Smith worked at Gracie Capital, GTCR Golder Rauner and Credit Suisse First Boston.  Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School. Mr. Smith was elected to the Board at the shareholders’ meeting held on December 22, 2009.

TRIVENI P. SHUKLA, Ph.D. is currently a Special Advisor to the President of the Company.  Previously he served as a Director and as the Executive Vice President, Manufacturing & Technology for Z Trim Holdings, Inc., and has been with the Company since January 1, 2004, and was appointed to serve as a director on December 19, 2007.   Prior to joining Z Trim, Dr. Shukla was the President of F.R.I. Enterprises LLC from 1985 through March 2003.  Dr. Shukla served as Corporate Manager, R&D, Technical Service, and Engineering for the Krause Milling Company, which became part of ADM in 1985, from 1973 through 1984.  Dr. Shukla served as Associate Director, Research and Planning, for Phelco-Land O’Lake from 1969 through 1973. He was in charge of quality control for the National Dairy Research Institute, India and was the youngest gazetted Officer approved by Union Public Service Commission, India.  Dr. Shukla was a third party expert for International Finance Corporation/Word Bank from  1991 through 2001. Dr. Shukla has provided advisory services to the following companies around the globe: US Feed Grains Council, Indian Council of Agricultural Research, Winrock International, Labbat Anderson Group,  Anheuser-Busch,  A.E. Staley, American Maize Co., Bimbo (Mexico), Cedarburg Dairy/Kemp, Cargill, ConAgra, Experience Inc., Frigo Cheese Co./Unigated Ltd., Grupo Minsa s.a. de c.v. (Mexico), Heinz Co./Ore-Ida Foods, Heinz Co./Foodways Natl., Hershey Foods Corporation, Illinois Cereal Mills, Kraft-General Foods,  Mexican Accent Inc., Monsanto Company, Nabisco Brands, National Honey Board, Nagarjuna Chemicals and Vertilizers, India, Oscar Meyer Foods/Philip Morris, Procter & Gamble, Quaker Oats, Sigma Alimentos/Grupo Alpha (Mexico), Group Minsa of Mexico and Matrix Group of Malaysia.  Dr. Shukla’s advisory services have been of the nature of privatization, business planning, innovation and R&D, plant start-up, and management of intangible assets.  Dr. Shukla has designed turnkey facilities in Colombia, India, Malaysia, and Taiwan.  Dr. Shukla received his B.Sc. (Agricultural Engineering) from the University of Gorakhpur, India, First in the University, and his M.Sc. (Food/ Engineering) from Agra University, India, First in the Faculty of Agriculture, and his Ph.D. (Food/Dairy Technology) from University of Illinois, Urbana-Champaign.

The term of office of each director expires at each annual meeting of stockholders and upon the election and qualification of his successor. Other than with Edward Smith III, there are/were no arrangements with any director or officer regarding their election or appointment.  There are no family relationships between any of our directors or executive officers.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated thereunder, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the company. Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2009 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2009, complied with all Section 16(a) filing requirements applicable to such individuals.

ITEM 11. EXECUTIVE COMPENSATION.

Corporate Governance and Related Disclosures

Code of Ethics and Business Conduct

 The members of our Board of Directors also are required to comply with a Code of Ethics and Business Conduct (the “Code”). The Code is intended to focus the Board and the individual Directors on areas of ethical risk, help Directors recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and foster a culture of honesty and accountability. The Code covers all areas of professional conduct relating to service on the Z Trim Board, including conflicts of interest, unfair or unethical use of corporate opportunities, strict protection of confidential information, compliance with all applicable laws and regulations and oversight of ethics and compliance by employees of the Company.

 The full text of both Z Trim’s Code of Ethics and Business Conduct is published on our website at http://www.ztrim.com/pages/code_of_ethics___business_conduct/40.php.  We will disclose any future amendments to, or waivers from, provisions of these ethical policies and standards for Officers and Directors on our website within two business days following the date of such amendment or waiver.

 Committees of the Board of Directors

 Our business, property and affairs are managed under the direction of our Board of Directors. Members of our Board are kept informed of our business through discussions with our Chief Executive Officer and other officers, by reviewing materials provided to them, by visiting our offices and plants and by participating in meetings of the Board and its Committees.

 All Board members are expected to attend our Annual Meeting of Shareholders, unless an emergency prevents them from doing so. At our 2008 and 2009 Annual Meetings, all of our directors standing for election attended.

Our Board of Directors currently has three Committees. Those Committees consisted of an Audit Committee, a Compensation Committee and a Nominating Committee.

Compensation Committee

 The Compensation Committee, composed entirely of independent directors, administers the Company’s executive compensation program. The role of the Committee is to oversee Z Trim’s compensation and benefit plans and policies, administer its stock plans (including reviewing and approving equity grants to elected officers) and review and approve annually all compensation decisions for elected officers including those for the Chairman and CEO and the other executive officers named in the Summary Compensation Table (the “Named Executive Officers”). The Committee submits its compensation decisions for the CEO to the Board for ratification. Z Trim’s Compensation Committee Charter is available online at http://www.ztrim.com/pages/compensation_committee_charter/41.php.

 Brian Israel was appointed to serve as chairman of the Compensation Committee in April of 2007. On December 19, 2007, Michael Donahue was appointed to serve as a member of the Compensation Committee. On September 19, 2008, Mark Hershhorn was appointed to replace Michael Donahue as a member of the Compensation Committee. Brian Israel and Mark Hershhorn each qualifies as an “independent director” under the rules of the American Stock Exchange.

The Compensation Committee, pursuant to its Charter, is responsible for the following:

1.
Review and approve corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer (“CEO”), evaluate the CEO’s performance in light to those goals and objectives, and either as a committee or together with the other independent directors (as directed by the Board), determine, or recommend to the Board for determination, the CEO’s compensation level based on this evaluation. In determining or recommending the long-term incentive component of CEO compensation, the Committee shall consider, among other factors, the Company’s performance and relative shareholder return, the value of similar incentive awards to CEO’s at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee shall so determine.

2.
Either as a committee or together with the other independent directors (as directed by the Board), determine, or recommend to the Board for determination, the compensation of all other officers of the Company.

3.
Make recommendations to the Board with respect to the Company’s incentive compensation plans and equity-based plans, oversee the activities of the individuals and committees responsible for administering these plans, and discharge any responsibilities imposed on the Committee by any of these plans.

4.
In consultation with management, oversee regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve tax deductibility, and, as and when required, establishing performance goals and certifying that performance goals have been attained for purposes of Section 162 (m) of the Internal Revenue Code.

5.	To review and approve any severance or similar termination payments proposed to be made to any current or former officer of the Company.

6.	Prepare an annual Report of the Compensation Committee on Executive Compensation for inclusion in the Company’s annual proxy statement in accordance with applicable SEC rules and regulations.

7.	Periodically review and assess the adequacy of this charter and recommend any proposed changes to the Board for approval, including changes concerning the structure and operations of the Committee.

8.	Perform any other duties or responsibilities expressly delegated to the Committee by the Board from time to time relating to the Company’s compensation programs.

Compensation Committee Report

The Z Trim Compensation Committee of the Board of Directors has reviewed and discussed with Z Trim management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the Z Trim’s Board of Directors for inclusion in this Form 10-K.

The Committee, with the assistance of Z Trim’s Human Resource functions, completed an assessment of the risks associated with Z Trim’s compensation policies and practices.

At the end of the risk assessment process, the Committee concluded that (1) the Senior Executive Officer (SEO) compensation programs do not encourage excessive and unnecessary risk taking; (2) other employee compensation plans do not encourage unnecessary or excessive risk taking, threaten the value of the Company, or reward short-term results to the detriment of long-term value creation; and (3) Z Trim’s compensation programs do not encourage the manipulation of reported earnings.

THE COMPENSATION COMMITTEE

Brian Israel (Committee Chairman)
Mark Hershhorn

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of persons who are neither Associates nor former or current officers of the Company. There is not, nor was there during fiscal 2009, any compensation committee interlock or insider participation on the Compensation Committee.

Compensation Discussion & Analysis

Z Trim’s compensation philosophy has been, and continues to be, that compensation should drive long-term value creation for our shareowners. Total compensation for each employee should be based on individual and Company performance, market practice, and the value of the employee’s position at Z Trim. Our compensation programs should not encourage unnecessary or excessive risk taking.

Compensation to our named executive officers (NEOs) consists solely of cash compensation and the issuance of stock options pursuant to our 2004 Equity Incentive Plan.  We pay base salary in order to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive.  We provide our NEOs with stock options that are generally available to all of our employees in order to further our goal of attracting and retaining senior executives of outstanding ability.  The Company does not believe that its employee compensation policies are reasonably likely to have a material adverse effect on the Company.

The following table summarizes the compensation  earned in the fiscal years ended December 31, 2009 and 2008 by our chief  executive  officer and the two most highly paid  executive  officers  whose total  salary and bonus awards  exceeded  $100,000 for the fiscal years ended  December 31, 2009 and 2008. In this document, we refer to these individuals as our "named executive officers."

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL
POSITION	YEAR	SALARY	BONUS	OPTION AWARDS

Steve J. Cohen	2009	$141,181	--	210,000
Director and President	2008	$143,367	--	--

Triveni Shukla	2009	$141,153	--	210,000
Former Director and VP	2008	$137,100	--	--

Brian Chaiken	2009	$114,751	--	210,000
Chief Financial Officer	2008	$113,000	--	--

OPTION GRANTS

The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2009. The percentage of total options granted to employees set forth below is based on an aggregate of 100,000 shares subject to options granted in 2009.  All options are fully vested and exercisable.

             OPTION GRANTS IN LAST FISCAL YEAR
                INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------------------
                                                                          PERCENT OF
                           NUMBER OF                                     TOTAL
                           SECURITIES                                     OPTIONS
                           UNDERLYING                                GRANTED TO        EXERCISE OR
                           OPTIONS                                          EMPLOYEES                         BASE PRICE                  EXPIRATION
NAME               GRANTED                                           IN 2009                                ($/SHARE)                       DATE
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Steve J. Cohen                                210,000                                        15.9%                                $0.4725                            2/18/14
Triveni P. Shukla                             210,000                                        15.9%                                $0.45                               2/18/14
Brian Chaiken                                  210,000                                        15.9%                                $0.45                                2/18/14

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

     The following table contains information regarding outstanding equity awards held at December 31, 2009, by the named executive officers.

Name	Number of securities underlying unexercised options (#) exercisable	Option Exercise Price	Option expiration date

Steve Cohen	210,000	$0.475	2/18/2014

Triveni Shukla	210,000	$0.45	2/18/2014

Brian Chaiken	210,000	$0.45	2/18/2014

2009 Director Compensation

Employee directors do not receive any separate compensation for their Board activities. Non-employee directors receive $1,500 per in-person meeting in which they attend, 30,000 shares of common stock with a maximum 35% tax gross up not to exceed $10,000 per board member.

Non-employee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, the Company will provide the broadest form of indemnification under Illinois law under which liabilities may arise as a result of their role on the Board and payments for reimbursements for expenses incurred by a director in defending against claims in connection with their role, and the director satisfies the statutory standard of care.

The following table provides compensation for non-employee directors who served during fiscal 2009.

	2009 Compensation of Non-Employee Directors
Name	Fees Earned	Stock Awards	All Other	Total ($)
	or Paid in Cash ($)	($)(1)	Compensation ($)(2)

Morris Garfinkle	$3,000	$19,200	$0	$22,200
Mark Hershhorn	$0	$13,500	$19,000	$32,500
Edward Smith III	$1,500	$0	$0	$1,500
Brian Israel	$0	$13,500	$19,000	$32,500

(1) Mark Hershhorn and Brian Israel received 30,000 shares of stock on February 27, 2009, at which time the fair value of the stock was $0.45 per share.  Morris Garfinkle received 30,000 shares of common stock on March 24, 2009, at which time the fair value of the stock was $0.64 per share.

(2) Mark Hershhorn and Brian Israel converted their respective $10,000 tax gross ups plus an additional $9,000 in fees earned for attendance at in-person meetings into investments in the Company's 2009 Convertible Debt Private Placement Offering, as described in the Company’s April 21, 2009 Form 8-K.  The Company prepaid $1,000 in fees to each of these Directors, which was used to purchase units in the Company’s 2009 Convertible Debt Private Placement Offering.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The  following  table  sets  forth  information  regarding  the  beneficial ownership  of  our  common  stock  as  of  April 2,  2010,  by  the  following individuals, entities or groups:

     o    each  person or entity  who we know  beneficially  owns more than five percent of our outstanding common stock;

     o    each of the named executive officers;

     o    each director and nominee; and

     o    all directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the  percentage  ownership  of that  person,  shares of common  stock subject  to  options  and  warrants  held  by that  person  that  are  currently exercisable or convertible or will become  exercisable or convertible  within 60 days  after  April 2,  2010 are  deemed  outstanding,  while the shares are not deemed  outstanding for purposes of computing  percentage  ownership of any other person.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

     Applicable percentage  ownership  in  the  following  table  is  based  on 3,535,068 shares of common  stock  outstanding  as of April 2,  2010.  Except as provided below, the address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

	NUMBER OF	PERCENTAGE OF
NAME OF	SHARES	SHARES
BENEFICIAL OWNER	BENEFICIALLY OWNED	BENEFECIALLY OWNED

BENEFICIAL OWNERS

Brightline Ventures I, LLC (1) 1120 Avenue of the Americas, Suite 1505 New York, NY 10036	9,531,250	75.00%

FORMER DIRECTORS AND EXECUTIVE OFFICERS

Sheldon Drobny (2) 1535 Lake Cook Rd., Suite 110 Northbrook, IL 60062	382,852	10.74%
Triveni Shukla (3) 1011 Campus Dr., Mundelein, IL 60060	290,000	8.35%

CURRENT DIRECTORS AND EXECUTIVE OFFICERS All such addresses are: 1011 Campus Dr., Mundelein, IL 60060

Steve J. Cohen (4)	420,003	11.66%
Mark Hershhorn (5)	271,056	7.85%
Brian Israel (6)	123,332	3.73%
Mo Garfinkle (7)	185,000	5.50%
Brian Chaiken (8)	420,000	11.66%
Ed Smith (1)(9)	40,000	1.24%

Total of All Current Directors and Executive Officers
	1,459,391	41.64%

(1) Brightline Capital Management, LLC, a Delaware limited liability company ("Brightline Capital"), Nick Khera,  and Brightline Ventures I, LLC, a Delaware limited liability company ("Brightline Ventures"), each are deemed to beneficially own 75.0% of the Company’s Common Stock, par value $0.00005 per share (the "Shares"), and (ii) Edward B. Smith, III, beneficially owns 1.24% of the Shares.  Messrs. Khera and Smith are the managing members of Brightline Capital, an investment management firm that serves as the investment manager of Brightline Ventures. Brightline Venture holds promissory notes convertible into 3,812,500 shares of common stock initially at $1.00 per share and warrants to purchase 9,531,250 shares of the company’s common stock at an exercise price of $1.50 per share (the "Note Units").  Mr. Smith owns an additional 40,000 Shares in a personal account. Messrs. Khera and Smith, through their roles at Brightline Capital, exercise investment discretion over Brightline Ventures.

(2) Includes ownership of notes and warrants to purchase 382,852 shares of common stock
(3) Includes 290,000 options to purchase shares of common stock
(4) Includes 420,000 options to purchase shares of common stock
(5) Includes ownership of notes convertible into 120,000 shares of common stock and warrants to purchase 84,390 shares of common stock
(6) Includes ownership of notes, warrants and options to purchase or convertible into 56,666 shares of common stock
(7) Includes ownership of notes convertible into 50,000 shares of common stock and warrants to purchase 75,000 shares of common stock
(8) Includes ownership of notes and warrants convertible into 26,890 shares of common stock
(9) Mr. Smith is a Managing Partner of Brightline Ventures I, LLC -- see Note (1) above

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's independent directors are: Mark Hershhorn, Brian Israel, Morris Garfinkle, and Edward Smith, III. In compliance with the American Stock Exchange's rules for director independence, more than 50% of the Company's directors are independent.  Each of these directors has purchased convertible notes pursuant to a private placement offering, and such purchases are reflected in the table set forth in Item 12 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Blackman Kallick, LLP for professional services rendered for the fiscal year ended December 31, 2009 and December 31, 2008, respectively:

              FEE CATEGORY                                                                      2009              2008
         --------------------------                                                                ----------------- -----------------

         --------------------------                                                                ----------------- -----------------
         Audit Fees (1)                                                                              $13,011            $326,451
         --------------------------                                                                ----------------- -----------------
         Audit-Related Fees (2)                                                                          --                   --
         --------------------------                                                                ----------------- -----------------
         Tax Fees (3)                                                                               --                   --
         --------------------------                                                                ----------------- -----------------
         All Other Fees (4)                                                                         --                    --
         --------------------------                                                                ----------------- -----------------
         Total Fees                                                                            $13,011              $326,451
         --------------------------                                                                ------------------ -----------------

 The following is a summary of the fees billed to us by M&K, CPAs, PLLC for professional services rendered for the fiscal year ended December 31, 2009 and December 31, 2008, respectively:

              FEE CATEGORY                                                                      2009              2008
         --------------------------                                                                ----------------- -----------------

         --------------------------                                                                ----------------- -----------------
         Audit Fees (1)                                                                       $89,484           $50,700
         --------------------------                                                                ----------------- -----------------
         Audit-Related Fees (2)                                                                      --                   --
         --------------------------                                                                ----------------- -----------------
         Tax Fees (3)                                                                                 --                   --
         --------------------------                                                                ----------------- -----------------
         All Other Fees (4)                                                                       --                   --
         --------------------------                                                                ----------------- -----------------
         Total Fees                                                                       $89,484           $50,700
         --------------------------                                                                ------------------ -----------------

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

PRE-APPROVAL POLICY

Our  Audit  Committee  Charter  provides  that the  Audit  Committee  shall pre-approve  all  auditing  services,   internal  control-related  services  and permitted  non-audit services  (including the terms thereof) to be performed for us by  our  independent  auditor,  subject  to  the de  minimis  exceptions  for non-audit services described in Section  10A(i)(1)(B) of the Securities Exchange Act of 1934,  as  amended,  which are  approved  by the  Committee  prior to the completion of the service. The Committee may also form and delegate authority to sub-committees consisting of one or more members when appropriate, including the authority to grant  pre-approvals  of audit and  permitted  non-audit  services, provided that decisions of such  subcommittee  to grant  pre-approvals  shall be presented to the full  Committee at its next  scheduled  meeting.  In accordance with the pre-approval policy, the Audit Committee has approved certain specified audit and non-audit services to be provided by M&K CPAs, PLLC for up to twelve (12) months from the date of the pre-approval. Any additional services to be provided by our independent auditors following such pre-approval require the additional pre-approval of the Audit Committee.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 9, 2010.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 9, 2010.

/s/ Steven J. Cohen
----------------------
Steven J. Cohen
Director and Chief Executive Officer
(principal executive officer)

/S/ Brian Chaiken
--------------------
Brian Chaiken
Chief Financial Officer
(principal financial
or accounting officer)

/S/ Mark Hershhorn
----------------------
Mark Hershhorn
Director

/S/ Brian Israel
---------------------
Brian Israel
Director

/S/ Edward Smith III
----------------------
Edward Smith III
Director

/S/ Morris Garfinkle
----------------------
Morris Garfinkle
Director

INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION

3(i) *	Restated Articles of Incorporation of Z Trim Holdings, Inc.

3(ii)
Bylaws of Z Trim Holdings, Inc., as amended (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB, Exhibit 3(ii) to the Company’s Form 8-K filed on November 2, 2007, and as Exhibit 3(ii) to the Company’s Form 8-K filed on November 16, 2007, and incorporated herein by reference).

3(iii)	Amendment to Bylaws of Z Trim Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Form 8-K filed on September 23, 2008, and incorporated herein by reference).

4.1	Specimen Certificate for common stock (filed as Exhibit 3.1 to the Company's Form 10-SB filed on August 21, 2000, and incorporated herein by reference).

4.2	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.4	Form of Registration Rights Agreement (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 30, 2006 and incorporated herein by reference).

4.5	Form of Subscription Agreement (filed as Exhibit 4.5 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

4.7	Form of Registration Rights Agreement (filed as Exhibit 4.7 to the Company’s Form 10-KSB filed on April 2, 2007 and incorporated herein by reference).

10.1	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.2	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 14, 2008 and incorporated herein by reference).

10.3
Z Trim Holdings, Inc. 2004 Equity Incentive Plan (filed as Appendix C to the Z Trim's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date and incorporated herein by reference).

23.1*	Consent of M&K CPAs, LLC.

31.1*	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------------------
*Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Z Trim Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Z Trim Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

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

/s/ M&K CPAs,PLLC Houston, Texas April 9, 2010
                                                                                                                         F-2

Z TRIM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 and 2008

ASSETS

	12/31/2009	12/31/2008

Current Assets
Cash and cash equivalents	$ 324,784	$ 592,696
Accounts receivable (net of allowance of $0 and $10,067
as of December 31, 2009 and December 31, 2008)	96,024	206,231
Inventory	118,979	182,971
Prepaid expenses and other assets	97,802	86,445

Total current assets	637,589	1,068,343

Property and equipment, net	3,545,344	4,061,436

Long Term Assets
Deposit on Fixed Asset	-	240,000

Other Assets
Prepaid Loan Cost - Long Term, Net	368,171	880,650
Deposits	15,003	14,453

Total other assets	383,174	895,103

TOTAL ASSETS	$ 4,566,107	$ 6,264,882

The accompany notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 and 2008

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	12/31/2009	12/31/2008

Current Liabilities
Accounts payable	$ 373,841	$ 544,325
Accrued expenses and other	700,830	335,718
Accrued Liquidated Damages	80,100	-
Derivative Liabilities	10,285,578	-
Convertible Notes Payable, Net	4,008,950	2,559,736
Total Current Liabilities	15,449,299	3,439,779

Total Liabilities	15,449,299	3,439,779

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 2,806,878 and
2,597,879 shares, December 31, 2009 and December 31, 2008	140	130
respectively
Additional paid-in capital	75,119,074	74,487,848
Accumulated deficit	(86,002,406)	(71,662,875)

Total Stockholders' Equity (Deficit)	(10,883,192)	2,825,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,566,107	$ 6,264,882

The accompany notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31	2009	2008

REVENUES:
Products	$ 559,910	$ 720,899
Services	-	-
Total revenues	559,910	720,899

COST OF REVENUES:
Products	1,679,148	2,429,620
Total cost of revenues	1,679,148	2,429,620

GROSS MARGIN	(1,119,238)	(1,708,721)

OPERATING EXPENSES:
Selling, general and administrative	4,729,683	4,245,405
Impairment of intangible assets	-	136,668
Amortization of intangible assets	-	3,333
Loss(Gain) on asset disposals, net	126,651	(74,987)
Total operating expenses	4,856,334	4,310,419

OPERATING LOSS	(5,975,572)	(6,019,140)

OTHER INCOME (EXPENSES):
Rental and other income	3,826	24,451
Interest income	901	20,526
Interest expense	(5,947)	(520)
Interest expense - Note Payable	(2,426,032)	(670,042)
Liquidated Damages	(80,100)	-
Derivative (loss) gain	(3,623,519)	-
Settlement (loss) gain	(103,137)	(772,202)
Total other income (expenses)	(6,234,008)	(1,397,787)

NET LOSS	$ (12,209,580)	$ (7,416,927)

Deemed Dividend	-	(74,863)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (12,209,580)	$ (7,491,790)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (4.48)	$ (2.95)

Weighted Average Number of Shares Basic and Diluted	2,727,793	2,540,032

The accompany notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares of		Additional
	Common	Common	Paid-In	Unamortized	Accumulated
	Stock	Stock	Capital	Expenses	Deficit	Total

Balance at December 31, 2007 (Restated)	2,401,879	$ 3,600	$ 69,603,639	$ -	$ (64,171,085)	$ 5,436,154

Common Stock issued for settlement loss	208,167	312	1,353,388			1,353,700
Stock issued for directors fees	33,333	50	229,950			230,000
Cancellation of retired shares in process		10	149,990			150,000
Rescinded Shares	(45,500)	(68)	(74,432)			(74,500)
Warrants issued for settlement loss			524,665			524,665
Warrants issued for placement fees			309,547			309,547
Discount on convertible debt			2,247,784			2,247,784
Deemed Dividend			74,863		(74,863)	-
Stock Based Compensation			40,613			40,613
Options issued for compensation			24,067			24,067
Net loss					(7,416,927)	(7,416,927)
Balance at December 31, 2008	2,597,879	3,904	$ 74,484,074	$ -	$ (71,662,875)	$ 2,825,103

Common Stock reduced due to split		(3,774)	3,774			-
Stock issued for accounts payable	60,000	2	104,399			104,401
Stock issued for directors fees	90,000	5	46,196			46,201
Exercised warrants or options	4,365	0	4,365			4,365
Exercised cashless warrants	51,927	3	(3)			-
Stock Based Compensation			565,848			565,848
Initial valuation of the derivative liabilities			(89,579)		(2,129,951)	(2,219,530)
Rounding due to reverse stock split	2,707		0			-
Net loss					(12,209,580)	(12,209,580)
Balance at December 31, 2009	2,806,878	140	75,119,074	-	(86,002,406)	(10,883,192)

The accompany notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(12,209,580)	(7,416,927)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation	922,321	1,228,335
Loss on asset disposal	128,416	-
Change in Derivative Liability, net of bifurcation	3,623,519	-
Stock based compensation	565,848	40,613
Shares issued for director fees	46,201	230,000
Shares issued for debt	44,401	-
Warrants issued for services	632,982	-
Warrants issued for accounts payable	62,547	-
Amortization on discounts on debt	1,449,214	-
Loan Cost Amortization	512,479	-
Impairment of intangible assets	-	136,668
Stock and warrant settlements	-	582,219
BCF Amortization		350,520
Changes in operating assets and liabilities
Accounts receivable	110,207	(198,708)
Inventory	63,991	409,695
Prepaid expenses and other assets	(3,907)	66,637
Increase/(Decrease) in:
Accounts payable and accrued expenses	801,629	(548,082)
Accrued Liquidated Damages	80,100	-

CASH USED FOR OPERATING ACTIVITIES	(3,169,632)	(5,119,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(389,145)	(340,820)
Proceeds from asset disposals	94,500	-
CASH USED FOR INVESTING ACTIVITIES	(294,645)	(340,820)

CASH FLOWS FROM FINANCING ACTIVITES
Loan Costs	-	(766,535)
Rescinded Shares	-	(74,499)
Borrowing on debt	3,192,000	4,457,000
Exercise of options and warrants for cash	4,365	-
CASH PROVIDED BY FINANCING ACTIVITIES	3,196,365	3,615,966
NET (DECREASE)INCREASE IN CASH	(267,912)	(1,843,884)

CASH AT BEGINNING OF YEAR	592,696	2,436,580

CASH AT THE YEARS ENDED DECEMBER 31	324,784	592,696

Supplemental Disclosures of Cash Flow Information:

Issuance of common stock for issuance of stock
Deferred Loan Costs		309,547
Discount on Convertible Debentures	3,747,000	2,247,784
Warrants issued for settlement loss - Zaghi		368,822
Common Stock issued for settlement - Zaghi		839,850
Warrants issued for settlement loss-Basic Investors		87,324
Common Stock issued for stock payable		149,990
Deemed Dividend		74,863
Options issued for compensation		24,067
Transfer from Deposit on Fixed Assets to Construction in Progress	240,000
Cummulative Effect - Adoption of EITF07-5	2,219,530
Convertible Debt issued for Settlement of AP	555,000

   The accompany notes are an integral part of the consolidated financial statements.

Z Trim Holdings, Inc.
Notes To Consolidated Financial Statements
December 31, 2009

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

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  In the near term, the Company expects operating costs to continue to exceed funds generated from operations.  As a result, the Company expects to continue to incur operating losses and may not have enough capital to grow its business in the future or continue as a going concern.  The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.  As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the business, the Company must decrease its cash outflows, improve its cash position and its revenue base, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances.

The Company is currently in the process of trying to obtain additional financing for its current operations.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2009, the allowance for doubtful accounts was $0.  As of December 31, 2008 the allowance for doubtful accounts was $10,067.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

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

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Cont.

Deferred Loan Costs

Loan acquisition costs are amortized over the life of the applicable indebtedness using the effective interest method.

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

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 and 2009, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2009, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at December 31, 2009 was $10,285,578, and the loss due to valuation for the twelve months ended December 31, 2009 was $3,623,519.

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the year ended December 31, 2009 and 2008 was $13,953 and $55,981 respectively.

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

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Cont.

Cashless Exercise of Warrants

The Company has issued warrants to purchase common stock where the holder is entitled to exercise the warrant via a cashless exercise. The Company accounts for the issuance of common stock on the cashless exercise of warrants on a net basis.

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $565,848 and $40,613for the year ended December 31, 2009 and 2008, respectively.

Reverse Split

Effective February 6, 2009, we had a 30 to 1 reverse stock split.  All information in this Form 10-K has been retrospectively adjusted to reflect the reverse stock split as it took place as of the earliest period presented.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

 In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of the pronouncement on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At December 31, 2009, the Company recorded a derivative liability of $10,285,578 and a change in the fair value – derivative liability for the year ended December 31, 2009 of ($3,623,519).

NOTE 4 – INVENTORY

At December 31, inventory consists of the following:

	12/31/2009	12/31/2008
Raw materials	$ 23,773	$ 35,471
Packaging	1,010	1,114
Work-in-process	7,437	1,879
Finished goods	80,299	133,649
Other Inventory	6,461	10,858
Total inventory	$ 118,979	$ 182,971

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

 NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment, net consists of the following:

	12/31/2009	12/31/2008
Production, engineering and other equipment	$5,651,279	$5,301,635
Leasehold improvements	$2,822,834	$2,801,053
Office equipment and furniture	$577,226	$598,860
Computer equipment and related software	$140,246	$140,245
Construction in process - Equipment	$72,177	$53,361
Construction in process - Leasehold Impr	$0	$18,855
	$9,263,762	$8,914,009
Accumulated depreciation	($5,718,418)	($4,852,573)
Property and equipment, net	$3,545,344	$4,061,436

Depreciation expense was $922,321 and $1,228,335 for the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, the Company sold three fixed assets with a combined net book value of $221,151 in exchange for cash of 94,500 and recorded a loss on sale of $126,651. During the year ended December 31, 2008, the Company did not dispose of any fixed assets.

NOTE 6 – INTANGIBLE ASSETS

During 2009, no significant intangible assets were acquired and in 2008 certain software license rights were impaired as management deemed no future economic benefit and wrote off $136,668.

License Rights to
Website	2009	2008

Gross Carrying Amount	$ -	$ 200,000

Accumulated Amortization	$ -	$ (200,000)

Net	$ -	$ -

Amortization of intangibles was $0 and $3,333 for the years ended December 31, 2009 and 2008, respectively.

A reduction of intangible assets in the amount of $136,668 was taken in the first quarter of 2008. For the year ended December 31, 2008, the Company sold an intangible asset, which was previously impaired during fiscal year ended December 31, 2006, for cash in the amount of $74,987 and recorded a gain on sale of $74,987.

NOTE 7 – ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	12/31/2009	12/31/2008
Accrued legal	$ -	$ -
Accrued payroll and taxes	4,787	31,795
Accrued settlements	-	100,000
Accrued Interest	575,357	124,090
Accrued expenses and other	120,686	79,833
Total accrued expenses & other	$ 700,830	$ 335,718

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 8–CONVERTIBLE NOTES PAYABLE

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

On April 27, 2009, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to issue Legend a warrant to purchase 350,000 shares of our common stock at an exercise price per share equal to $1.10 per share. The warrant will vest as to 87,500 of the warrant shares upon issuance, and then at a rate of 87,500 shares per quarter starting on the quarterly anniversary of issuance, and will be exercisable for a period of five years. Under the Investment Banking Agreement, we also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock underlying the warrant in any registration statement filed by us in connection with an underwritten offering of our common stock. The Company recorded the fair value of the above warrants as warrant expense in the amount of $243,238 using the lattice valuation model.  The amount is included in selling, general, and administrative expenses of $4,729,683 at December 31, 2009. The Company also included the warrants in the derivative liabilities valuation as they contained a reset provision to the exercise and conversion prices.

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

Between May 1 and May 14, 2009, we entered into private placement subscription agreements pursuant to which we sold 38.5 units consisting of convertible notes and warrants, for an aggregate offering price of $385,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report. The Notes are convertible into a total of 385,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 577,500. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009. The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

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

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 8–CONVERTIBLE NOTES PAYABLE Cont.

Between May 18 and July 15, 2009, we entered into private placement subscription agreements pursuant to which we sold 49.75 units consisting of convertible notes and warrants, for an aggregate offering price of $497,500. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to to the April 21, 2009 Form 8-K.  The Notes are convertible into a total of 497,500 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 746,250. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009. The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

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

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Amended and Restated Notes, the Amended and Restated Warrant, the Amended and Restated Security Agreements and the Registration Rights Agreement which are attached as exhibits to the Form 8-K filed with the SEC on October 16, 2009.

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

For the period ending December 31, 2009, the 2009 Notes have a debt discount in the amount of $3,747,000.  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.  The warrant and beneficial conversion feature exceeded the face value of the note and the total amortization for the twelve months ending December 31, 2009 is $479,412 resulting in a remaining discount of $3,267,588.

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

For the period ending December 31, 2009, the 2008 Notes have a beneficial conversion feature, which have a value of $1,897,264.  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.  The warrant and beneficial conversion feature exceeded the face value of the note and the total amortization for the twelve months ending December 31, 2009 is $969,802 resulting in a remaining discount of $927,462.

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
NOTE 8–CONVERTIBLE NOTES PAYABLE Cont.

Amortization on Convertible Notes

For the twelve months ending December 31, 2009, the Company recognized debt discount amortization in the amount of  $1,449,214. For the twelve months ending December 31, 2008, the Company recognized debt discount amortization in the amount of  $350,520.

The convertible note payable balance as of December 31, 2009 of $8,204,000, excluding the debt discount of $4,195,050, matures as follows:

Year Ended                                           Principal

2010                                               4,457,000

2011                                               3,747,000

2012                                                              -

2013                                                              -

2014                                                              -

      Total                                               8,204,000

NOTE 9- LIQUIDATED DAMAGES

Liquidated Damages

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement has not been declared effective as the Company is not S-3 eligible and will need to file an amended filing to convert the S-3 to an S-1. Management intends to file the S-1 after it files the 10-K for the year ended December 31, 2009. Under the terms of the registration rights agreement, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of April 5, 2010, there are 5 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages, the amount of $80,100.

NOTE 10 –DERIVATIVE LIABILITIES

The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 and 2009 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased from $0 at December 31, 2008 to $10,285,578 at December 31, 2009. As of January 1, 2009, the fair value of these warrants of $2,219,530 was recognized and resulted in a cumulative effect adjustment to accumulated deficit of $86,002,406. The change in fair value during the year ended December 31, 2009 of $4,319,048. $3,623,519 is recorded as a derivative loss, $632,982 is included in selling, general, and administrative expenses for warrants issued for services, and $62,547 is included in settlement loss for warrants issued for accounts payable.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008

Common stock warrants	5,387,788	-
Embedded conversion features –part of note discount	4,897,790	-

Total	$10,285,578	$-

December 31, 2009

Cumulative Effect	2,219,530
Bifurcated Amount	3,747,000
Change in Derivative Liability	4,319,048
Total	$ 10,285,578

                                                          F-14

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 11–EQUITY

Common Stock Issued for Settlement

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

Common Stock Issued for Services

In 2009, the Board of Directors approved a grant of 30,000 shares of common stock to each of the Company’s three external directors.  A tax gross up of up to 35% was included, not to exceed $10,000.  60,000 shares were granted on February 27, 2009, with a fair market value of $27,000 based on the closing price of stock on the grant date, and 30,000 shares were issued on March 24, 2009, with a fair market value of $19,200 based on the closing price of stock on the grant date.

On January 3, 2008, the Board of Directors approved a compensation plan that includes a grant of 6,666.67 shares of common stock to each of the five external directors.  A tax gross up of up to 35% was included, not to exceed $10,000.  These shares were issued on May 15, 2008.  The fair market value of the stock on, 2008 was $.23 or $6.90 on a post-reverse split basis, which results in a total cost of $230,000 for the shares granted.  No additional or bonus shares were granted to any Director.

Common Stock Issued on the Exercise of Warrants and/or Options

During 2009, 4,365 stock warrants were exercised, and no options were exercised.  In 2008, no stock warrants or options were exercised.

Common Stock Issued on the Cashless Exercise of Warrants

During 2009, the company issued 51,927 shares of common stock on the cashless exercise of warrants.  No shares of common stock were issued on the cashless exercise of warrants in 2008.

Rescinded/Retired Shares of Common Stock

The Company did not rescind or retire any shares of common stock during 2009.

During 2008, the Company rescinded 34,666 shares of common stock, relating to the return of stock received by virtue of the exercise of stock options by the Company’s former CEO, Greg Halpern and 10,833 shares were retired relating to Wexler, Willow Cove, and David Dabney.  As of December 31, 2008, a total of 45,500 shares were rescinded and/or retired.

NOTE 12 – STOCK OPTION PLAN AND WARRANTS

Exercising of Stock Warrants and Options

During 2009, 4,365 stock warrants were exercised, and no options were exercised.  In 2008, no stock warrants or options were exercised.  During 2009, the company issued 51,927 shares of common stock on the cashless exercise of warrants.  No shares of common stock were issued on the cashless exercise of warrants in 2008.

A summary of the status of the warrants issued by the Company as of December 31, 2009 and 2008 are as follows:

	Year Ended		Year Ended
	12/31/2009		12/31/2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,084,368	$ 7.55	319,641	$ 26.46
Granted	8,801,455	$ 1.46	1,196,770	$ 4.20
Exercised for cash	(4,365)	$ 1.00	-	$ -
Cashless	(57,051)	$ 0.09	-
Expired and Cancelled	(142,027)	$ 4.55	(432,043)	$ 12.24
Outstanding, end of period	9,682,380	$ 1.61	1,084,368	$ 7.55

Unexercisable at end of period	(87,500)	$ 1.10	0
Exercisable at end of period	9,594,880	$ 1.61	1,084,368	$ 7.55

As of December 31, 2009 and 2008, the Company has warrants outstanding to purchase 9,594,880 and 1,084,368 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through December of 2014.   There were 7,278,400 and 3,167,469 warrants issued in 2009 and 2008 respectively.  Included in the numbers for 2008, were 103,750 warrants issued pursuant to settlement agreements as set forth in more detail in Note 12 below, as well as 223,281 warrants issued to our placement agent as a result of our private placement as set forth in Note 8 above.

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
NOTE 12 – STOCK OPTION PLAN AND WARRANTS Cont.

Stock Option Plan

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options issued by the Company as of December 31, 2009 and 2008 are as follows:

	12/31/2009		12/31/2008
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	431,073	$ 32.04	553,184	$ 31.20
Granted	1,320,000	$ 0.45	3,333	$ 8.10
Exercised	-	$ -	-	$ -
Expired and Cancelled	(346,011)	$ 31.24	(125,435)	$ 27.71
Outstanding at end of period	1,405,062	$ 2.56	431,082	$ 32.04

Exercisable at end of period	1,405,062	$ 0.66	429,415	$ 32.13

At December 31, 2009, the aggregate intrinsic value of all outstanding options was $787,800 of which 1,405,062 outstanding options are currently exercisable at a weighted average exercise price of $ .66 and a weighted average remaining contractual term of 1.2 years.

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

	2009	2008
Weighted average fair value per option granted	$ 0.43	$ 0.90
Risk-free interest rate	1.99 - 2.99%	3 - 4.6%
Expected dividend yield	0.00%	0.00%
Expected lives	1 - 2.5	1 - 1.5
Expected volatility	130.25 - 250.50%	86.32 - 130.22%

On February 27, 2009, the Company granted 1,320,000 options to employees.  96% of the options were fully vested at the grant date.  The remaining 4% vested every three months with the options becoming fully vested September 15, 2009.  At December 31, 2009, the Company recognized a total of $565,844 in stock based compensation related to the options granted above.

As of December 31, 2009, the Company had reserved 18,471,605 million shares of Common Stock to be issued upon the exercise of qualified options issued under the Plan.  As of December 31, 2009 the Company had 6,117,536 million shares available for grant under the Plan.

Stock options outstanding at December 31, 2009 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	1,320,000	4.2	$ 0.42	1,320,000
$3.01 & over	85,062	0.6	$ 2.14	85,062
	1,405,062	3.9	$ 0.53	1,405,062

                                                                F-16

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
NOTE 13 – SETTLEMENT LOSSES

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

The amount of the settlement losses for the twelve months ended December 31, 2009 was $103,137, comprised of the fair value of the investments, above the debts owed by the Company, made by the equipment supplier and landlord as set forth above.

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

NOTE 14 – INCOME TAXES

During 2009 and 2008, the Company incurred net losses, and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net loss carry forward is approximately $64,822,705 and $52,613,125 for the years ended December 31, 2009 and 2008 respectively, and will expire in the years 2019 through 2028.

At December 31, 2009, the net deferred tax asset consisted of the following:

Net Operating Loss                                                             $18,727,333

Less:  Valuation allowance                                                                ($18,272,333)

Net Deferred tax asset                                                                $_____0_____

After evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.  Our tax return for the year ended December 31, 2009 may be subject to IRS audit.

NOTE 15 – MAJOR CUSTOMERS AND CONCENTRATIONS

The Company’s customers are food manufacturers, school districts and the general public.  There were three significant customers who accounted for 20%, 20% and 14% of total sales for the year ended December 31, 2009.  There were two significant customers who accounted for 37% and 13% of total sales for the year ended December 31, 2008.  Further, two significant customers accounted for 78% and 11% of the total accounts receivable for the year ended December 31, 2009.  Two significant customers accounted for 80% and 6% of the total accounts receivable for the year ended December 31, 2008.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At December 31, 2009 and 2008, $324,874 and $492,696 a, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 16 – COMMITMENTS

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

The Company also leased a 5,000 square foot warehouse in Mundelein, Illinois.  The lease commenced on August 1, 2007 and was terminated in October of 2009.  The monthly net rent was $2,834.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2010	252,000
2011	63,000
2012	-
2013	-
$ 315,000

The total rent expense for the years ended December 31, 2009 and 2008, respectively, was $351,472 and $286,415.

                                                             F-17

Z Trim Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 17– PENDING LITIGATION/ CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The Company currently has a Motion to Dismiss pending in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois. The pleadings are still at issue and discovery is just getting underway, however, a potential loss is unlikely.

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The case is set for trial in July of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois.  A defense motion for summary judgement is pending and a potential loss is unlikely.

NOTE 18 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2009.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 19 – RELATED PARTY TRANSACTIONS

Two of the Company’s external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors’ fees (80% of which is past due), to the purchase of Units pursuant to the terms of the convertible notes set forth in Note 8 hereinabove.  Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

NOTE 20 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the date of filing, April 9, 2010.

Subsequent to December 31, 2009, the Company has issued 237,428 shares of its common stock for the cashless exercise of warrants.

On January 4, 2010, a convertible note holder elected to convert principal of $20,000 and interest of $762 at a conversion price of $1.00 into 20,762 shares of common stock.

On January 4, 2010, the Board of Directors approved a grant of 30,000 shares of common stock to four of the five Company’s board of directors for a total of 120,000 shares of common stock.  The total fair value of the common stock is $234,000 based at the closing price at date of grant.

On January 7, 2010 the Legend and Z Trim agreed to mutually terminate that agreement, and to cancel the Company's obligation to issue the 350,000 warrants. In return, the Company has agreed to issue Legends 100,000 shares of Common Stock.  The total value of the common stock is $140,000 based at the closing price at date of grant.

Also on January 7, 2010, the parties entered into a new Investment Banking Agreement with Legend, pursuant to which Legend agreed to provide business advisory services for us for a period of up to twelve months. In exchange for Legend's services, we agreed to pay Legend the sum of $6,250 per month, as well as a one-time fee of 250,000 shares of Common Stock valued at $350,000 based on the closing price on January 7, 2010. Under the Investment Banking Agreement, we also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock in any registration statement filed by us in connection with an underwritten offering of our common stock.

On January 15, 2010, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(the "purchaser" or "Brightline") pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000. The Company has agreed to extend Brightline's right to invest an additional $1,200,000 on substantially similar terms until February 28, 2010. Since October 15, 2009, we have sold an additional 1.7 units for an aggregate offering price of $17,000, of which $12,000 was in return for forgiveness of rent owed to our landlord. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 1,317,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 1,975,500. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").

On January 19, 2010, the Company issued 1,377,000 employee stock options.  On January 25, 2010, the Company issued an additional 115,000 employee stock options.

Between February 1 and April 1, 2010, we entered into a series of private placement subscription agreements with accredited investors (the “purchasers”) pursuant to which we sold 39.9 units consisting of convertible notes and warrants, for an aggregate offering price of $399,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the “Security Agreement”).  The Notes are convertible into a total of 399,000 shares of Common Stock exclusive of interest.  The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes.  The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The total warrants issued to the purchasers were 598,500.   The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the “2009 Units”).

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the  Notes, the  Warrant, the  Security Agreements and the Registration Rights Agreement which are attached as exhibits to our Form 8-K filed on October 16, 2009.

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

       F-18