Form 10-Q
period 2010-03-31
Z TRIM HOLDINGS, INC
filed 2010-05-21
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At May 10, 2010, there were 3,603,217 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion is intended to assist in understanding the financial condition and results of operations of Z Trim Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2010 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

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

Results of Operations

In 2010, our revenues increased by 43.8% from 2009.  The primary reason behind the increase in sales was our ability to produce more product to meet increasing demand.  We are in the process of making material changes to our production process that we believe will be completed by the end of the second quarter of 2010.  Specifically, we entered into two lease-to-own contracts for two substantial pieces of equipment that will allow us to significantly increase our manufacturing capacity and lower our costs of goods sold.

Additionally, in the first quarter of 2010, our cost of goods sold increased by $192,805 or 55% to $543,422 in 2010 from $350,617 in 2009.   This increase was due primarily to increases in production as well as increases in direct labor, supervisor costs, utility cost, product analysis and testing, repairs and maintenance, and depreciation.

Significantly, cash flows used in operating activities increased by $822,457 or 362.0%, to $1,107,115 for the quarter ended March 31, 2010 as compared to $284,658 for the quarter ended March 31, 2009.  This increase was due mostly to two factors.  First, in the first quarter of 2009, our accounts payable increased by approximately $463,000, due to our lack of cash resources.  Comparatively, in the first quarter of 2010, our accounts payable decreased by approximately $62,000.  This amounts to an increase in use of cash for operating activities of approximately $525,000.  Second, we incurred additional operating costs due to the strengthening of our sales and research and development departments since the first quarter of 2009.  In these two areas, we spent over $100,000 more in salaries and employment recruitment costs in the first quarter of 2010 versus the first quarter of 2009.

Additionally, we have reduced our accounts payable by $61,866 during the first quarter of 2010.  On December 31, 2009, we had a total of $373,841 in accounts payable. On March 31, 2010 we had a total of $311,975 in accounts payable. We expect to further reduce our accounts payable in 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had a cash balance of $564,766. Over the last several years, we have been funding our operations through the sale of both equity and debt securities. In the first quarter of 2010 we sold $1,596,000 worth of convertible notes.  In 2009 we sold $3,747,000 worth of convertible notes with $20,000 being converted to common stock in 2010.  In 2008, we sold $4,457,000 in convertible notes.  These notes are convertible at $1.00, and bear interest at 8% per year (See also Note 6 to our Financial Statements set forth herein).  The 2008 notes come due in 2010.  If our note holders choose not to convert the notes, we will either have to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  As we continue to sustain operating losses, we will need to raise additional funds for working capital.

RECENT MATERIAL DEVELOPMENTS

The Company incurred substantial non-cash expenses related to derivative liabilities stemming from the issuance of convertible notes and warrants, and employee stock options.  The reason for these large non-cash expenses is that, as a Company lacking cash resources, we had to find ways to both fund our operations, as well as incentivize our employees.

SALES AND MANUFACTURING

Our first quarter sales results for 2010 are up over 40.9% versus the first quarter of 2009, and nearly tripled the results of the first quarter of 2008:

Q1 2010                                Q1 2009                   Q1 2008

Sales Revenue                                      $180,251                              $127,969                   $66,444

Cost of Goods Sold                             $543,422                              $350,617                   $573,114

During the first quarter of 2010, the Company entered into two equipment leases for plant equipment.  The equipment is to be delivered during the second quarter.  The Company has the option to purchase the equipment at the end of each lease.  The first lease is for a minimum of 6 months at $10,000 per month, with a purchase price of $108,000 (the rental payments would be applied to the purchase price).  The second lease is for 18 months at $24,167 per month, with a $100,000 up front payment.  The purchase price of the equipment is $535,006, and both the initial and rental payments would be applied to the purchase price.

CAPITALIZATION

On April 27, 2009, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to issue Legend a warrant to purchase 350,000 shares of our common stock at an exercise price per share equal to $1.10 per share. On January 7, 2010 the parties agreed to mutually terminate that agreement, and to cancel the Company's obligation to issue the 350,000 warrants. In return, the Company has agreed to issue Legends 100,000 shares of Common Stock.

Also on January 7, 2010, the parties entered into a new Investment Banking Agreement with Legend, pursuant to which Legend agreed to provide business advisory services for us for a period of up to twelve months. In exchange for Legend's services, we agreed to pay Legend the sum of $6,250 per month, as well as a one-time fee of 250,000 shares of Common Stock. Under the Investment Banking Agreement, we also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock in any registration statement filed by us in connection with an underwritten offering of our common stock.

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

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants, with the exception that Brightline has agreed to suspend our obligation to do so until 45 days after we file our Form 10-K for the year ended December 31, 2009.

Additionally, on or about October 14, 2009, the Company issued, pursuant to a consulting agreement, one five year warrant for the purchase of 10,000 shares of Common Stock with an exercise price of $1.50 per share.

Between February 1 and March 31, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 39.9 units consisting of convertible notes and warrants, for an aggregate offering price of $399,000. Additionally, between April 1 and 3, 2010, we sold an additional 9.7 units.  Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 496,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 598,500. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").

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

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDING MARCH 31, 2009

Revenues

Revenues increased 40.9% for the three months ended March 31, 2010 from $127,969 for the three months ended March 31, 2009 to $180,251 as a result of an increase in product revenues.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors.  The following table provides a breakdown of the revenues for the periods indicated:

                                                 Quarter ended March 31,
                                                  2010                                                                                        2009
                                                ---------                                                                                        --------
           Products                       $ 180,251                                                                              $ 127,969
                                                --------------                                                                               ------------
        Total Revenues               $ 180,251                                                                             $ 127,969
                                                =========                                                                           ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option and warrant expense, insurance, occupancy expenses, professional fees, and general operating expenses.   Total operating expenses increased by $396,412 to $2,258,886 or 21.3% for the first quarter that ended March 31, 2010 from $1,862,474 for the first quarter that ended March 31, 2009. The increase in operating expenses was due to increases in director fees ($188,000), investor relations expense ($490,000), stock option expense ($141,095) offset by decreases in depreciation expense of $65,000, warrant expense of $231,000 and administrative and officers’ salaries of $59,000.  Excluding non-cash expenses, our operating expenses in the first quarter for 2010 were only approximately $790,000.   Comparably, excluding the same non-cash expenses, our operating expenses in the first quarter of 2009 were approximately $898,000.  Excluding the non-cash items from our operating expenses is not in accordance with GAAP, and is provided solely to aid in the understanding of our financial performance.

The stock based compensation expense and warrant expense for the first quarter ended March 31, 2010 was $684,434 and $0, respectively.  The stock based compensation expense and warrant expense for the first quarter ended March 31, 2009 was $543,339 and $230,882, respectively.

Other income (expense)

Total other income for the first quarter ending on March 31, 2010 was $1,873,677 compared to other expense of $864,671 for the first quarter ending on March 31, 2009.  The decrease to other expense was due to the change in the fair value – derivative of $3,823,694 offset by the increase of interest expense of $736,838 and loss on derivatives of $325,928.

Net loss

The Company incurred a net loss of $748,380 for the first quarter ending on March 31, 2010 or $(.22) per share, compared to the net loss of $2,949,793 for the first quarter ending March 31, 2009 or $(1.13) per share. But for the non cash expenses, the net loss for the first quarter ending on March 31, 2010 would have been $982,364 or $(.29) per share and in 2009 the loss would be $986,121 or $(.38) per share.

LIQUIDITY AND CAPITAL RESOURCES

FIRST QUARTER ENDING MARCH 31, 2010 COMPARED TO THE FIRST QUARTER ENDING MARCH 31, 2009

At March 31, 2010, we had cash and cash equivalents, of $564,766 compared to $104,931 at March 31, 2009.

Net cash used by operating activities increased by 362.0% to $(1,107,115) for the quarter ended March 31, 2010 as compared to $(284,658) for the quarter ended March 31, 2009.  First, in the first quarter of 2009, our accounts payable increased by approximately $463,000, due to our lack of cash resources.  Comparatively, in the first quarter of 2010, our accounts payable increased by approximately $62,000.  This amounts to an increase in use of cash for operating activities of approximately $525,000. Second, we incurred additional operating costs due to the strengthening of our sales and research and development departments since the first quarter of 2009.  In these two areas, we spent over $100,000 more in salaries and employment recruitment costs in the first quarter of 2010 versus the first quarter of 2009.

Net cash used by investing activities was $261,634 for the quarter ended March 31, 2010 as compared to $203,107, inclusive of an offset for proceeds from sale of a fixed asset of $90,000 for the quarter ended March 31, 2009. The increase was due to the higher cost of purchased equipment in 2010 compared to the purchases of equipment in 2009 for our manufacturing plant. Specifically, we spent $208,000 pre-paying for some equipment we will use to increase our plant capacity and efficiency.

Net cash provided by financing activities was $1,608,731 for the quarter ended March 31, 2010, and $0 for the quarter ended March 31, 2009.  In the first quarter of 2010 we sold $1,596,000 worth of convertible notes.

As of March 31, 2010, our cash balance was $564,766.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 18 to 30 months to achieve profitability.  Given this estimate, the Company will likely need to find sources of funding for both the short and long terms.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

1.
As of March 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The case is set for trial in July of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. A defense motion for summary judgment is pending and undetermined as of the report date.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in our Annual Report for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 21, 2010.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of May 21, 2010.

/s/ Steven J. Cohen
----------------------
Steven J. Cohen
Director and Chief Executive Officer
(principal executive officer)

/S/ Brian Chaiken
--------------------
Brian Chaiken
Chief Financial Officer
(principal financial
officer)

INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION

3(i)	Restated Articles of Incorporation of Z Trim Holdings, Inc. (filed as Exhibit 3(i) to the Company's Form 10-K filed on April 9, 2010, and incorporated herein by reference).

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

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	F-1

Statements of Operations for three months ended as of March 31, 2010
and 2009 (unaudited)	F-3

Statements of Cash Flows for the three months ended as of March 31,	F-4
2010 and 2009 (unaudited)

Notes to Financial Statements as of March 31, 2010 and 2009 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

MARCH 31, 2010

ASSETS

	(Unaudited)
	3/31/2010	12/31/2009

Current Assets
Cash and cash equivalents	$ 564,766	$ 324,784
Accounts receivable	110,420	96,024
Inventory	122,926	118,979
Prepaid expenses and other assets	116,880	97,802

Total current assets	914,992	637,589

Property and equipment, net	3,398,931	3,545,344

Long Term Assets
Deposit on Fixed Asset	208,000	-

Other Assets
Prepaid Loan Cost - Long Term, Net	223,808	368,171
Deposits	15,003	15,003

Total other assets	238,811	383,174

TOTAL ASSETS	$ 4,760,734	$ 4,566,107

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

MARCH 31, 2010

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	3/31/2010	12/31/2009

Current Liabilities
Accounts payable	$ 311,975	$ 373,841
Accrued expenses and other	889,658	700,830
Accrued Liquidated Damages	100,125	80,100
Derivative Liabilities	8,477,231	10,285,578
Convertible Notes Payable, Net	4,457,000	4,008,950
Total Current Liabilities	14,235,989	15,449,299

Long Term Liabilities
Convertible Notes Payable, Net	360,098	-
Total Long Term Liabilities	360,098	-

Total Liabilities	14,596,087	15,449,299

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 3,535,068 and
2,806,878 shares, March 31, 2010 and December 31, 2009	177	140
respectively
Subscription Payable-Preferred Stock	9,000	-
Additional paid-in capital	76,906,256	75,119,074
Accumulated deficit	(86,750,786)	(86,002,406)

Total Stockholders' Equity (Deficit)	(9,835,353)	(10,883,192)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,760,734	$ 4,566,107

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS
	(Unaudited)	(Unaudited)
FOR THE QUARTER ENDED MARCH 31	2010	2009

REVENUES:
Products	$ 180,251	$ 127,969
Total revenues	180,251	127,969

COST OF REVENUES:
Products	543,422	350,617
Total cost of revenues	543,422	350,617

GROSS MARGIN	(363,171)	(222,648)

OPERATING EXPENSES:
Selling, general and administrative	2,258,886	1,742,786
Loss(Gain) on asset disposals, net	-	119,688
Total operating expenses	2,258,886	1,862,474

OPERATING LOSS	(2,622,057)	(2,085,122)

OTHER INCOME (EXPENSES):
Rental and other income	40	3,101
Interest income	670	219
Interest expense	-	(55)
Interest expense - Note Payable	(1,139,973)	(403,135)
Liquidated Damages	(20,025)	-
Change in Fair Value - Derivative	3,358,893	(464,801)
Loss on Derivative Settlement	(320,294)	-
Loss on Conversion of Note Payable	(5,634)	-
Settlement (loss) gain	-	-
Total other income (expenses)	1,873,677	(864,671)

NET LOSS	$ (748,380)	$ (2,949,793)

Deemed Dividend	-	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (748,380)	$ (2,949,793)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.22)	$ (1.13)

Weighted Average Number of Shares Basic and Diluted	3,363,577	2,621,546

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS	(Unaudited)	(Unaudited)
FOR THE QUARTER ENDED MARCH 31	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(748,380)	(2,949,793)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation	200,047	253,148
Loss on asset disposal	-	119,688
Change in Derivative Liability, net of bifurcation	(3,038,599)	464,801
Stock based compensation	684,434	774,221
Shares issued for director fees	234,000	46,200
Shares issued per Legend Agreement	490,000	-
Interest Charge on BCF	811,058
Loan Cost Amortization	144,363	118,800
Loss on conversion of NP	5,634	195,195
Changes in operating assets and liabilities
Accounts receivable	(14,396)	115,477
Inventory	(3,947)	8,860
Prepaid expenses and other assets	(19,078)	23,725
Increase/(Decrease) in:
Accounts payable and accrued expenses	127,724	545,020
Accrued Liquidated Damages	20,025	-

CASH USED FOR OPERATING ACTIVITIES	(1,107,115)	(284,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(261,634)	(293,107)
Proceeds from asset disposals	-	90,000
CASH USED FOR INVESTING ACTIVITIES	(261,634)	(203,107)

CASH FLOWS FROM FINANCING ACTIVITES
Loan Costs	-	-
Rescinded Shares	-	-
Borrowing on debt	1,596,000	-
Proceeds from sale of stock	9,000
Exercise of options and warrants for cash	3,731	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,608,731	-
NET (DECREASE)INCREASE IN CASH	239,982	(487,765)

CASH AT BEGINNING OF YEAR	324,784	592,696

CASH AT THE QUARTER ENDED MARCH 31	564,766	104,931

Supplemental Disclosures of Cash Flow Information:

Issuance of common stock for issuance of stock
Cash less exercise of warrants	9
Note Payable conversion	20,762
Discount on convertible debentures	1,596,000
Change in derivative liability due to exercise of warrants	354,292
Transfer from Deposit on Fixed Assets to Construction in Progress		240,000
Cummulative Effect - Adoption of EITF07-5		2,219,530
Reverse Stock split		3,775

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

 The Company owns an exclusive license to Z Trim, a natural, agriculture-based functional food ingredient

A summary of significant accounting policies follows.

Presentation of Interim Information

The financial information at March 31, 2010 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2009.

The results for the three months ended March 31, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of march 31, 2010 the allowance for doubtful accounts is $0.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2010 and 2009, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2010 and December 31, 2009.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2010, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at March 31, 2010 was $8,477,231, and the gain due to valuation for the three months ended March 31, 2010 was $3,358,893.

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended March 31, 2010 was $529.  The amount for the three months ended March 31, 2009 was $3,797.

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

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $684,434 and $543,339 the year ended March 31, 2010 and 2009, respectively.

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

The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of the pronouncement on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At March 31, 2010, the Company recorded a derivative liability of $8,477,231,  a change in the fair value – derivative liability of $3,358,893, and a loss on derivative of $325,928.

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

To successfully grow the business, the Company must decrease its cash outflows, improve its cash position and its revenue base, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances.  The Company is currently in the process of obtaining additional financing for its current operations – See information on current financing in Note 6 herein below.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 3– INVENTORY

At March 31, 2010 and December 31, 2009, inventory consists of the following:

	3/31/2010	12/31/2009
Raw materials	$ 34,149	$ 23,773
Packaging	1,046	1,010
Work-in-process	8,928	7,437
Finished goods	74,393	80,299
Other Inventory	4,410	6,461
Total inventory	$ 122,926	$ 118,979

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2010 and December 31, 2009, property and equipment, net consists of the following:

	3/31/2010	12/31/2009
Production, engineering and other equipment	$5,651,279	$5,651,279
Leasehold improvements	$2,822,834	$2,822,834
Office equipment and furniture	$577,226	$577,226
Computer equipment and related software	$140,245	$140,246
Construction in process - Equipment	$125,810	$72,177
Construction in process - Leasehold Impr	$0	$0
	$9,317,394	$9,263,762
Accumulated depreciation	($5,918,463)	($5,718,418)
Property and equipment, net	$3,398,931	$3,545,344

Depreciation expense was $200,047 and $253,148 for the three months ended March 31, 2010 and March 31, 2009 respectively.
During the first quarter of 2010, no equipment was sold, but in 2009, the Company sold an unused piece of equipment of  bottling equipment for $90,000.  The Company recognized a loss with respect to such equipment, totaling $119,688.

NOTE 5 – ACCRUED EXPENSES AND OTHER

At March 31, 2010 and December 31, 2009 accrued expenses consist of the following:

	3/31/2010	12/31/2009
Accrued legal	$ 15,940	$ -
Accrued payroll and taxes	6,230	4,787
Accrued settlements	-	-
Accrued Interest	772,219	575,357
Accrued expenses and other	95,269	120,686
Total accrued expenses & other	$ 889,658	$ 700,830

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Private Placement Offerings

On January 15, 2010, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(the "purchaser" or "Brightline") pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000. The Company has agreed to extend Brightline's right to invest an additional $1,200,000 on substantially similar terms until February 28, 2010. Since October 15, 2009, we have sold an additional 1.7 units for an aggregate offering price of $17,000, of which $12,000 was in return for forgiveness of rent owed to our landlord. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 1,317,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 1,975,500. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units"). Total accrued interest for the three months ended March 31, 2010 is $21,370.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants, with the exception that Brightline has agreed to suspend our obligation to do so until 45 days after we file our Form 10-K for the year ended December 31, 2009.

Additionally, on or about October 14, 2009, the Company issued, pursuant to a consulting agreement, one five year warrant for the purchase of 10,000 shares of Common Stock with an exercise price of $1.50 per share.

Between February 1 and March 31, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 29.6 units consisting of convertible notes and warrants, for an aggregate offering price of $296,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 496,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 744,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the three months ended March 31, 2010 is $486.

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

Amortization on Convertible Notes

The Company recognized debt discount amortization related to the convertible notes in the amount of  $811,058 for the three months ended March 31, 2010 and $1,449,214 for the twelve months ended December 31, 2009.  In addition, the Company recognized debt discount amortization of $17,090 related to the conversion of $20,000 note payable balance. The $17,090 was offset by the derivative liability of $11,456 for a total loss of $5,634.

NOTE 7 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement has not been declared effective as the Company is not S-3 eligible and will need to file an amended filing to convert the S-3 to an S-1. Management intends to file the S-1 after it files the 10-K for the year ended December 31, 2009. Under the terms of the registration rights agreement, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of May 20, 2010, there are 5 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages, the additional amount of $20,025 for a total accrual of $100,125.

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 8 – DERIVATIVE LIABILITIES

The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities decreased from $10,285,578 at March 31, 2010 to $8,477,231 at December 31, 2009. The change in fair value during the three months ended March 31, 2010 is $3,038,599 and the loss on derivative settlement is $325,928.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Common stock warrants	4,881,634	5,387,788
Embedded conversion features –part of note discount	3,595,597	4,897,790

Total	$8,477,231	$$10,285,578

March 31, 2010
Beginning Balance	10,285,577
Bifurcated Amount	1,596,000
Conversion and Exercise of Warrants	(365,748)
Change in Derivative Liability	(3,038,599)
Total	$ 8,477,231

NOTE 9 – EQUITY

Exercising of Stock Warrants and Options

During the first three months of 2010, 237,427 warrants were exercised, of these 176,658 warrants were on a cashless basis.  During the first three months of 2009 no warrants were exercised.  No stock options were exercised in the first quarter of 2010 or 2009.

Common Stock Issued for Convertible Note Conversion

On January 4, 2010, the Company issued 20,762 shares of its common stock to a note holder for conversion of principal of $20,000 and accrued interest of $762. The company recognized a loss on derivative due to the excess discount over the derivative liability of $5,634 included in the total loss on derivative of $325,928.

Common Stock Issued to Directors

On January 4, 2010 the Company issued 120,000 shares of common stock to four of its external directors (30,000 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III.  The Company recognized a total of expense of $234,000 related to these issuances.

Common Stock Issued for Services

On April 27, 2009, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to issue Legend a warrant to purchase 350,000 shares of our common stock at an exercise price per share equal to $1.10 per share. On January 7, 2010 the parties agreed to mutually terminate that agreement, and to cancel the Company's obligation to issue the 350,000 warrants.  In return, the Company has agreed to issue Legends 100,000 shares of Common Stock.

Also on January 7, 2010, the parties entered into a new Investment Banking Agreement with Legend, pursuant to which Legend agreed to provide business advisory services for us for a period of up to twelve months.  In exchange for Legend's services, we agreed to pay Legend the sum of $6,250 per month, as well as a onetime fee of 250,000 shares of Common Stock.  Under the Investment Banking Agreement, we also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock in any registration statement filed by us in connection with an underwritten offering of our common stock.

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

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 10 – STOCK OPTION PLAN AND WARRANTS

Options

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

No stock options were exercised in the first quarter of 2010 or 2009.

A summary of the status of stock options as of March 31, 2010 and March 31, 2009 is as follows:

	3/31/2010		3/31/2009
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,405,062	$ 0.66	431,073	$ 32.04
Granted	1,592,000	$ 1.46	1,320,000	$ 0.45
Exercised	-	$ -	-	$ -
Expired and Cancelled	(9,399)	$ 35.65	(316,678)	$ 31.75
Outstanding at end of period	2,987,663	$ 0.98	1,434,395	$ 3.04

Exercisable at end of period	1,879,913	$ 2.12	1,381,895	$ 3.42

During the three months ended March 31, 2010, the company granted 1,592,000 options.  The total fair value of options vested during the first quarter of 2010 was $684,434 and was expensed as stock based compensation.

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

	3/31/2010	2009
Weighted average fair value per option granted	$ 1.44	$ 0.43
Risk-free interest rate	0.92%	1.99 - 2.99%
Expected dividend yield	0.00%	0.00%
Expected lives	1 - 2.5	1 - 2.5
Expected volatility	267.54%	130.25%

As of March 31, 2010, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $1,536,725 of which $512,242 will be recognized per quarter for the next three quarters as the majority of the options vest 25% each quarter.

At March 31, 2010 the aggregate intrinsic value of all outstanding options was $1,193,800 with a weighted average remaining contractual term of 4.6 years, of which 1,879,913 of the outstanding options are currently exercisable with an aggregate intrinsic value of $3,982,685; a weighted average exercise price of $2.12 and a weighted average remaining contractual term of 4.6 years.  The total intrinsic value of options exercised during the quarter ended March 31, 2010 was $0.

As of March 31, 2010, the Company had reserved 20.0 million shares for issuance under the Plan.  As of March 31, 2010, the Company had 16,769,004 options available for grant under the Plan. (20,000,000 less 2,987,663 options less 243,333 director shares =16,769,004)

Stock options outstanding at March 31, 2010 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	2,587,000	4.5	$ 0.97	1,636,750
$1.51-$3.00	325,000	4.8	$ 1.58	167,500
$3.01 & over	75,663	0.5	$ 35.27	75,663
	2,987,663	4.3	$ 1.87	1,879,913

Z TRIM HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 10 – STOCK OPTION PLAN AND WARRANTS (Cont.)

Warrants

As of March 31, 2010 and 2009, the Company has warrants outstanding to purchase 11,467,528 and 1,880,664 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through March 2015.   There were 2,394,000 and 0 warrants issued in the first quarter of 2010 and 2009, respectively. The fair value of the warrants granted during the three months ended March 31, 2010 is included in the calculation of the derivative liability as the warrants associated with the convertible note payable also contain certain ratchet provisions. The summary of the status of the warrants issued by the Company as of March 31, 2010 and 2009 are as follows:

	Quarter Ended		Quarter Ended
	3/31/2010		3/31/2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,682,380	$ 1.61	943,804	$ 5.86
Granted	2,394,000	$ 1.50	-	$ -
Exercised	(60,769)	$ 0.06	-	$ -
Cashless	(198,085)	$ 0.16	-	$ -
Expired and Cancelled	(350,000)	$ 1.10	-	$ -
	11,467,526		943,804

Outstanding, end of period	11,467,526	$ 1.63	943,804	$ 5.86

Exercisable at end of period	11,467,526	$ 1.63	943,804	$ 5.86

During the first three months of 2010, 237,427 warrants were exercised, of these 176,658 warrants were on a cashless basis.  During the first three months of 2009 no warrants were exercised.  No stock options were exercised in the first quarter of 2010 or 2009.

On April 27, 2009, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to issue Legend a warrant to purchase 350,000 shares of our common stock at an exercise price per share equal to $1.10 per share. On January 7, 2010 the parties agreed to mutually terminate that agreement, and to cancel the Company's obligation to issue the 350,000 warrants.  In return, the Company has agreed to issue Legends 100,000 shares of Common Stock.

NOTE 11 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were two significant customers that accounted for greater than 10% (each) for the quarter ended March 31, 2010. These two customers accounted for 40 and 24% of total sales.  There were three significant customers for the quarter ended March 31, 2009.  These three customers accounted for 35%, 13%, and 12% of total sales. There were no outstanding amounts at March 31, 2010.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At March 31, 2010 and December 31, 2009, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting guidance.

For the three months ended March 31, 2010 and 2009, respectively, the Company recognized rent expense of $48,420 and $56,922. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2011	252,000
2012	42,000
2013	-
2014
2012	-
$ 294,000

During the first quarter of 2010, the Company entered into two equipment leases for plant equipment.  The equipment is to be delivered during the second quarter.  The Company shall have the option to purchase the equipment at the end of each lease.  The first lease is for a minimum of 6 months at $10,000 per month, with a purchase price of $108,000 (the rental payments would be applied to the purchase price).  The second lease is for 18 months at $24,167 per month, with a $100,000 up front payment.  The purchase price of the equipment is $535,006, and both the initial and rental payments would be applied to the purchase price.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 13 – PENDING LITIGATION/ CONTINGENT LIABILITY

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The case is set for trial in July of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. A defense motion for summary judgment is pending and undetermined as of the report date.

NOTE 14 – RELATED PARTY TRANSACTIONS

 In 2009,  two of the Company’s external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors’ fees (80% of which is past due), to the purchase of Units pursuant to the terms of the convertible notes set forth in Note 6 hereinabove.  Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

NOTE 15 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2010.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 17 – SUBSEQUENT EVENTS

Between April 1 and 3, 2010, we sold 9.7 units.  Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 97,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 145,500. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").

On or about May 10, 2010, the Company rescinded all stock options issued in 2009 that had an exercise price below $1.00.  In total 1,320,000 stock options were rescinded.  In consideration for such, the Company issued 1,882,500 stock options to employees, of which 1,567,500 were issued with an exercise price of $1.01, and 315,000 were issued with an exercise price of $1.10.

On April 30, 2010, the Company issued 55,841 shares of its common stock to a note holder for conversion of principal of $50,000 and accrued interest of $5,841.

On April 20, 2010, the Company issued 12,308 shares of its common stock for the exercise of 12,308 warrants with an exercise price of $1.00.