Form 10-Q
period 2010-06-30
Z TRIM HOLDINGS, INC
filed 2010-08-16
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At August 10, 2010, there were 6,945,303 shares of common stock outstanding.

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

Results of Operations

In the first six months of 2010, our revenues increased by 31% from the first six months of 2009.  The primary reason for the increase in sales was our ability to produce more product to meet increasing demand.  We are still in the process of making material changes to our production process to increase production substantially to meet customer demands.  We had entered into two lease-to-own contracts for equipment to allow us to increase our manufacturing capacity and lower our costs of goods sold.  However, the vendor of one of the ordered machines was unable to get the equipment to meet specifications, and we cancelled the contract.  We are actively and aggressively looking for  additional  equipment to help meet our production requirements to meet customer demand.

Additionally, in the first six months of 2010, our cost of goods sold increased by $371,048 or 49% to $1,123,705 in 2010 from $752,657 in 2009.   This increase was due primarily to increases in production as well as increases in direct labor, supervisor costs, utility cost, product analysis and testing, repairs and maintenance, and depreciation.

Significantly, cash flows used in operating activities increased by $1,370,319 or 172.0% to $2,167,176 for the quarter ended June 30, 2010 as compared to $796,857 for the quarter ended June 30, 2009.

Additionally, we have reduced our accounts payable by $95,947 during the first six months of 2010.  On December 31, 2009, we had a total of $373,841 in accounts payable. On June 30, 2010 we had a total of $277,894 in accounts payable. We expect to further reduce our accounts payable in the rest of 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had a cash balance of $583,495. Over the last several years, we have been funding our operations through the sale of both equity and debt securities. In the second quarter of 2010, we sold $200,000 worth of convertible notes.  In 2009, we sold $3,747,000 worth of convertible notes with $20,000 being converted to common stock in 2010.  In 2008, we sold $4,457,000 in convertible notes.  These notes are convertible at $1.00, and bear interest at 8% per year (See also Note 6 to our Financial Statements set forth herein).  The 2008 notes come due in 2010.  During the first six months of 2010, investors have converted $1,450,000 in principle and $229,841 in interest on the 2008 notes, leaving $3,007,000 in principle outstanding.

Since June 30, 2010, investors have converted $1,450,000 in principle and $232,000 in interest on the 2008 notes, leaving $1,557,000 in principle outstanding.  Also, an investor converted $20,000 in principle and $762 in interest on the 2009 notes.  If our note holders choose not to convert the notes, we will either have to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  As we continue to sustain operating losses, we will need to raise additional funds for working capital.

RECENT MATERIAL DEVELOPMENTS

SALES AND MANUFACTURING

Sales for the first six months of 2010 are up 31% and 23% for the second quarter of 2010.  Our sales demand is currently greater than our production capacity.  We had ordered two pieces of equipment to help address our capacity issues.  Both pieces were to arrive in the second quarter.  In anticipation of receipt of the equipment, we began to ramp up our staff and make modifications to our production facility.  One of the pieces of equipment was not able to  meet specifications, and the order was cancelled. Consequently, our costs of goods sold are higher than in previous quarters.

On June 7, 2010, the Company announced it had signed a distribution agreement with FX Morales y Asociados, a distributor of food ingredients that enjoys an excellent reputation in the Mexican food processing market.  The agreement will allow Z Trim Holdings to expand its food ingredient sales in the Mexican market to FX Morales customers, which include well-known multinational companies.

On July 18 – 20, 2010, the Company featured its ingredients in a cheesecake display at the USDA-Agricultural Research Service (USDA-ARS) booth (#3229 in the Process Expo) at the Institute of Food Technologists Annual Meeting & Food Expo (IFT AMFE), in Chicago. Samples of the cheesecake were made available to attendees of both the IFT show and the Process show at the Z Trim booth (#3454 at the IFT Expo).  The fat replacement and cost reduction attributes of multifunctional Z Trim were demonstrated in the cheesecake application via the replacement of a portion of the cream cheese, resulting in up to 30% reduction in the total calories from fat with no discernable difference in taste or texture.  Further, the cost per pound of this finished cheesecake is reduced by 18% by substituting Z Trim fiber and water for the 30% portion of the cream cheese.

Also at the IFT AMFE Show, the Company presented a taco bar in the Healthy Foods Pavilion.  Z Trim staff served its taco bar while explaining the performance and nutritional benefits of Z Trim in each of the following applications:

Application	Z Trim Function	Benefits
Cheese sauce	Fat replacer, Emulsifier	Fewer calories from fat, less separation, yield extension
Enchilada sauce	Extender, thickener	Yield extension, improved texture
Sour cream topping	Binder, Extender	Yield extension
Taco filling (ground meat)	Binder, Extender	Yield extension, less oily, less separation
Tortilla	Moisture control	Improved structure, slows staling, reduces breaking

On July 14, 2010, the Company announced it had doubled its sales to Walden Farms over the same period last year. Walden Farms manufactures and sells of a variety of food products that are free of gluten, sugar, carbohydrate, calories, fat and cholesterol.  Z Trim corn fiber, a non-caloric multifunctional ingredient used in a variety of applications throughout the food industry, is used by Walden Farms’ products in its complete line of fat free and sugar free sauces, dressings, dips and spreads to provide a quality texture without contributing calories, a dual benefit unattainable with gums and starches, according Dr. Brian Sherwood, Director of Operations at Walden Farms.  Walden Farms' increase in volume purchases of Z Trim is due to a sustained surge in the retail sale of Walden Farms products.  Dr. Sherwood attributes the increase in consumer sales of Walden Farm products to a variety of factors, most notably due to an increasing number of consumers eating at home and looking closely at how their diets affect their health.

CAPITALIZATION

Convertible Notes

On January 15, 2010, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company (the "purchaser" or "Brightline") pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000. Since October 15, 2009, we have sold an additional 1.7 units for an aggregate offering price of $17,000, of which $12,000 was in return for forgiveness of rent owed to our landlord. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 1,317,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 1,975,500. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units"). Total accrued interest for the six months ended June 30, 2010 is $47,300.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants, with the exception that Brightline has agreed to suspend our obligation to do so until 45 days after we file our Form 10-K for the year ended December 31, 2009.  The comapany filed its Form S-1 registration statement with the SEC on May 25, 2010, and the statement went effective on July 14, 2010.

Additionally, on or about October 14, 2009, the Company issued, pursuant to a consulting agreement, one five year warrant for the purchase of 10,000 shares of Common Stock with an exercise price of $1.50 per share.  As the warrants contain a ratchet provision, the warrant value was included in the derivative liability calculations as of December 31, 2009.

Between February 1 and March 31, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 29.6 units consisting of convertible notes and warrants, for an aggregate offering price of $296,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 496,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 744,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the six months ended June 30, 2010 is $6,390.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

Between April 1 and June 30, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 20 units consisting of convertible notes and warrants, for an aggregate offering price of $200,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 200,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 300,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the six months ended June 30, 2010 is $3,858.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants. This registration statement was filed on May 25, 2010, and went effective on July 14, 2010.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits hereto.

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

Between June 30 and July 30, 2010, we issued 1,682,000 shares of its common stock, $.00005 par value per share, upon conversion to common stock of $1.45 million principal amount of its 8% Convertible Secured Notes Due in 2010 (the "Notes"), as well as interest of $232,000 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $7,080,000 and increased its common stock and additional-paid-in capital by an aggregate of $1.45 million.

Convertible Preferred Stock

Between June 3 and 7, 2010, we entered into 5 private placement subscription agreements with investors pursuant to which we sold 92.1 units consisting of Preferred Stock and warrants, for an aggregate offering price of $921,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of 2,000 shares of the Series I 8% Convertible Preferred Stock ("Preferred Stock") at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms. The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

The Preferred Stock is convertible into a total of 921,000 shares of Common Stock. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the investors were 1,381,500. Brightline invested $782,000 of the total amount set forth in the preceding paragraph. Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline. Further, current Z Trim Director Morris Garfinkle invested $30,000 of the total amount set forth in the preceding paragraph.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.  This registration statement was filed on July 29, 2010, and went effective on August 6, 2010.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits hereto.

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

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDING June 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDING June 30, 2009

Revenues

Revenues increased 23.4% for the three months ended June 30, 2010 from $162,960 for the three months ended June 30, 2009 to $201,138.  Revenues increased 31.1% for the six months ended June 30, 2010 to $381,389 from $290,929.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors.  The following table provides a breakdown of the revenues for the periods indicated:

                                                 Three Months ending June 30,
                                                     2010                                        2009
                                                    ---------                                                                       --------
           Products                       $ 201,138                                                                    $ 162,960
                                                --------------                                                                    ------------
        Total Revenues               $ 201,138                                                                   $ 162,960
                                                =========                                                                ========

                                                 Six Months ending June 30,
                                                     2010                                                                            2009
                                                   ---------                                                                        --------
           Products                       $ 381,389                                                                    $ 290,929
                                                --------------                                                                    ------------
        Total Revenues               $ 381,389                                                                   $ 290,929
                                                =========                                                                ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option and warrant expense, insurance, occupancy expenses, professional fees, and general operating expenses.   Total operating expenses increased by $1,122,186 or 121.6% for the three months ending June 30, 2010 from $923,051 for the three months ending June 30, 2009 to $2,045,237. The increase in operating expenses is attributed to higher costs in stock option expense, which is a non-cash expense. Total operating expenses increased by $1,518,598 or 54.5% for the six months ending June 30, 2010 to $4,304,123 from $2,785,525.  The increase in operating expenses is attributable to higher stock option expense ($863,377), investors relations ($517,432), and director fees ($153,970), offset by decreases of warrants expense ($378,668) and audit fees ($17,984).

Other income (expense)

Total other (expense) for the three months ending on June 30, 2010 was ($1,156,542) compared to other expense of ($1,640,523) for the three months ending on June 30, 2009.  The decrease of $483,981 to other expense was due to (a) the loss/change in fair value-derivative expense of $956,190 and (b) a transfer of short-term debt to our equity offering (60,000 shares of common stock plus 90,000 warrants) of $195,608, offset by increases in interest expense from our convertible notes of $1,288,534 and potential liquidated damages of $10,903.

Total other income (expense) for the six months ending June 30, 2010 was $717,135 compared to other income (expense) of ($2,505,194) for the six months ending on June 30, 2009.  The decrease of $3,694,587 to the other income (expense) was due to (a) loss/change in fair value – derivative of $3,181,049 and (b) a transfer of short-term debt to our equity offering (60,000 shares of common stock plus 90,000 warrants) of $195,608 offset by increases in the interest expense of note payable of $2,428,507 and potential liquidated damages of $30,928.

Net loss

The Company incurred a net loss of $3,580,924 for the three months ending on June 30, 2010 or $(1.18) per share, compared to the net loss of $2,802,656 for the three months ending on June 30, 2009 or $(1.03) per share.

The Company incurred a net loss of $4,329,304 for the six months ending on June 30, 2010 or $(1.21) per share, compared to the net loss of $5,752,447 for the six months ending on June 30, 2009 or $(2.15) per share.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND SIX MONTHS ENDING JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDING JUNE 30, 2009

At June 30, 2010, we had cash and cash equivalents, of $583,495 compared to $43,999 at June 30, 2009.

Net cash used by operating activities increased by 172.0% to $2,167,176 for the six months ended June 30, 2010 as compared to $796,857 for the six months ended June 30, 2009.

Net cash used by investing activities was $307,152, inclusive of an offset for proceeds from sales of fixed assets of $73,800 for the quarter ended June 30, 2010, as compared to $220,705 inclusive of proceeds from sales of fixed assets of $92,500 for the quarter ending June 30, 2009. The increase was due to additions of property and equipment for our manufacturing plant.

Net cash provided by financing activities was $2,733,039 for the quarter ended June 30, 2010, compared to $468,865 for the quarter ended June 30, 2009.  The company sold convertible debt and warrants through private placement offerings, and preferred stock for all such cash in the periods reported.

As of June 30, 2010, our cash balance was $583,495.  To successfully grow our business, we must improve our cash position through greater sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 15 to 21 months to achieve profitability.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

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

1.
As of June 30, 2010, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The case is set for trial in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. Cross motions for summary judgment are pending and undetermined as of the report date.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 16, 2010.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of August 16, 2010.

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

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	F-1

Consolidated Statements of Operations for six and three months ended June 30, 2010 and 2009 (unaudited)	F-3

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	F-4

Notes to Consolidated Financial Statements as of June 30, 2010 and 2009 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
BALANCE SHEET

JUNE 30, 2010

ASSETS

	(Unaudited)
	6/30/2010	12/31/2009

Current Assets
Cash and cash equivalents	$ 583,495	$ 324,784
Accounts receivable	115,389	96,024
Inventory	83,860	118,979
Prepaid expenses and other assets	129,861	97,802
Prepaid Loan Cost , Net	72,190	368,171

Total current assets	984,795	1,005,760

Property and equipment, net	3,205,029	3,545,344

Long Term Assets
Deposit on Fixed Asset	216,398	0

Other Assets
Deposits	15,003	15,003

Total other assets	15,003	15,003

TOTAL ASSETS	$ 4,421,225	$ 4,566,107

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEET

JUNE 30, 2010

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	6/30/2010	12/31/2009

Current Liabilities
Accounts payable	$ 277,894	$ 373,841
Dividends payable	5,424	0
Accrued expenses and other	886,737	700,830
Accrued Liquidated Damages	111,028	80,100
Derivative Liabilities	9,178,827	10,285,578
Convertible Notes Payable, Net	3,244,689	4,008,950
Total Current Liabilities	13,704,599	15,449,299

Long Term Liabilities
Convertible Notes Payable, Net	1,066,023	0
Total Long Term Liabilities	1,066,023	0

Total Liabilities	14,770,622	15,449,299

Commitment & Contingencies
Convertible, Redeemable Preferred Stock
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
184,200 shares issued and outstanding	921,000	0
Discount on Preferred Stock	(866,556)	0
Net Preferred Stock	54,444	0

Total Commitment & Contingencies	54,444	0

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 5,258,144 and
2,806,878 shares, June 30, 2010 and December 31, 2009	263	140
respectively
Additional paid-in capital	79,927,606	75,119,074
Accumulated deficit	(90,331,710)	(86,002,406)

Total Stockholders' Equity (Deficit)	(10,403,841)	(10,883,192)

TOTAL LIABILITIES & CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,421,225	$ 4,566,107

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF OPERATIONS	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
REVENUES:
Products	$ 201,138	$ 162,960	$ 381,389	$ 290,929
Total revenues	201,138	162,960	381,389	290,929

COST OF REVENUES:
Products	580,283	402,040	1,123,705	752,657
Total cost of revenues	580,283	402,040	1,123,705	752,657

GROSS MARGIN	(379,145)	(239,080)	(742,316)	(461,728)

OPERATING EXPENSES:
Selling, general and administrative	2,004,878	925,551	4,263,764	2,668,337
Loss/(Gain) on asset disposals, net	40,359	(2,500)	40,359	117,188
Total operating expenses	2,045,237	923,051	4,304,123	2,785,525

OPERATING LOSS	(2,424,382)	(1,162,131)	(5,046,439)	(3,247,253)

OTHER INCOME (EXPENSES):
Rental and other income	15	505	55	3,606
Interest income	437	7	1,107	226
Interest expense	(7)	(3,172)	(7)	(3,227)
Interest expense - Note Payable	(1,288,534)	(486,065)	(2,428,507)	(889,200)
Liquidated Damages	(10,903)	0	(30,928)	0
Derivative (loss) gain	142,450	(956,190)	3,181,049	(1,420,991)
Loss on Conversion of Note Payable	0	0	(5,634)	0
Settlement (loss) gain	0	(195,608)	0	(195,608)
Total other income (expenses)	(1,156,542)	(1,640,523)	717,135	(2,505,194)

LOSS FROM CONTINUING OPERATIONS	$(3,580,924)	$(2,802,654)	$(4,329,304)	$(5,752,447)

NET LOSS	$(3,580,924)	$(2,802,654)	$(4,329,304)	$(5,752,447)

Net Loss per Share from continuing operations
- Basic and Diluted	$ (0.98)	$ (1.03)	$ (1.21)	$ (2.15)
Net Loss per Share - Basic and Diluted	$ (0.98)	$ (1.03)	$ (1.21)	$ (2.15)

Weighted Average Number of Shares Basic and Diluted	3,671,752	2,732,380	3,586,480	2,677,269

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF CASH FLOWS

	(Unaudited)	(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,329,304)	(5,752,447)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation	390,710	520,096
Loss on asset disposal	40,359	117,188
Change in Derivative Liability, net of bifurcation	(3,181,048)	1,420,991
Stock based compensation	1,796,635	554,591
Stock based compensation - warrants	0	378,667
Shares issued for director fees	234,000	46,200
Shares and Warrants issued for debt	0	195,608
Shares issued for Services	490,000	0
Interest Charge on BCF	1,754,672	460,048
Loan Cost Amortization	295,981	244,111
Loss on conversion of NP	5,634	0
Changes in operating assets and liabilities
Accounts receivable	(19,365)	136,262
Inventory	35,119	24,360
Prepaid expenses and other assets	(32,059)	(44,082)
Increase/(Decrease) in:
Accounts payable and accrued expenses	320,562	901,550
Accrued Liquidated Damages	30,928	0

CASH USED FOR OPERATING ACTIVITIES	(2,167,176)	(796,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(380,952)	(313,205)
Proceeds from asset disposals	73,800	92,500
CASH USED FOR INVESTING ACTIVITIES	(307,152)	(220,705)

CASH FLOWS FROM FINANCING ACTIVITES
Borrowing on debt	1,796,000	464,500
Proceeds from sale of preferred stock	921,000	0
Proceeds from sale of common stock	16,039	4,365
CASH PROVIDED BY FINANCING ACTIVITIES	2,733,039	464,500
NET (DECREASE)INCREASE IN CASH	258,711	(553,062)

CASH AT BEGINNING OF YEAR	324,784	592,696

CASH AT THE QUARTER ENDED June 30	583,495	39,634

Supplemental Disclosures of Cash Flow Information:

Issuance of common stock for issuance of stock
Cash less exercise of warrants	10
Note Payable conversion	1,700,603
Discount on convertible debentures	1,796,000	989,500
Discount on preferred stock	888,749
Amortization on preferred stock	22,193
Change in derivative liability due to exercise of warrants	367,780
Change in derivative liability due to conversion of NP	231,216
Dividends Payable	5,424
Transfer from Deposit on Fixed Assets to Construction in Progress		240,000
Cummulative Effect - Adoption of derivative value		2,219,530
Convertible Debr issued for settlement of AP		525,000

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Presentation of Interim Information

The financial information at June 30, 2010 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2009.

The results for the six and three months ended June 30, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of June 30, 2010 and December 31, 2009 the allowance for doubtful accounts is $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2010 and December 31, 2009.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2010, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at June 30, 2010 was $9,178,827 compared to $10,285,577 as of December 31, 2009.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended June 30, 2010 was $744.  The amount for the three months ended June 30, 2009 was $1,738.

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

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $1,796,635 and $554,591 the six months ended June 30, 2010 and 2009, respectively.

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

 The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of the pronouncement on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At June 30, 2010, the Company recorded a derivative liability of $9,178,827, a change in the fair value – derivative liability of $3,525,182, and a loss on derivative of $344,133.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

NOTE 3 – INVENTORY

At June 30, 2010 and December 31, 2009, inventory consists of the following:

	6/30/2010	12/31/2009
Raw materials	$28,931	$ 23,773
Packaging	3,558	1,010
Work-in-process	6,272	7,437
Finished goods	40,879	80,299
Other Inventory	4,220	6,461
Total inventory	$ 83,860	$ 118,979

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At June 30, 2010 and December 31, 2009,  property and equipment, net consists of the following

	6/30/2010	12/31/2009
Production, engineering and other equipment	$5,448,056	$5,651,279
Leasehold improvements	2,831,209	2,822,834
Office equipment and furniture	577,226	577,226
Computer equipment and related software	140,245	140,246
Construction in process - Equipment	147,251	72,177
Construction in process - Leasehold Impr	51,084	0
	$9,195,071	$9,263,762
Accumulated depreciation	($5,990,042)	($5,718,418)
Property and equipment, net	$3,205,029	$3,545,344

Depreciation expense was $190,663 and $266,946 for the three months ended June 30, 2010 and June 30, 2009 respectively.  Depreciation expense was $390,710 and $520,095 for the six months ended June 30, 2010 and June 30, 2009 respectively. During 2010, the Company sold equipment with a net book value of $114,160 for a total of $73,800. The Company recognized a loss of $40,359 with respect to such sale of equipment. During 2009, the Company sold an unused piece of bottling equipment for $90,000. The Company recognized a loss with respect to such equipment of $119,688.

NOTE 5 – ACCRUED EXPENSES AND OTHER

At June 30, 2010 and December 31, 2009 accrued expenses consist of the following:

	6/30/2010	12/31/2009
Accrued legal	$ 1,678	$ -
Accrued payroll and taxes	14,196	4,787
Accrued Interest	735,680	575,357
Accrued expenses and other	135,183	120,686
Total accrued expenses & other	$ 886,737	$ 700,830

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Private Placement Offerings

On January 15, 2010, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(the "purchaser" or "Brightline") pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000. The Company has agreed to extend Brightline's right to invest an additional $1,200,000 on substantially similar terms until February 28, 2010. Since October 15, 2009, we have sold an additional 1.7 units for an aggregate offering price of $17,000, of which $12,000 was in return for forgiveness of rent owed to our landlord. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 1,317,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 1,975,500. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units"). Total accrued interest for the six months ended June 30, 2010 is $47,300.

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

Between February 1 and March 31, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 29.6 units consisting of convertible notes and warrants, for an aggregate offering price of $296,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 496,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 744,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the six months ended June 30, 2010 is $6,390.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

Between April 1 and June 30, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 20 units consisting of convertible notes and warrants, for an aggregate offering price of $200,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 200,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 300,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the six months ended June 30, 2010 is $3,858.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits hereto.

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

Amortization on Convertible Notes

For the three months ending June 30, 2010, the Company recognized debt discount amortization in the amount of  $471,355.

For the six months ending June 30, 2010, the Company recognized debt discount amortization in the amount of  $1,754,672.

NOTE 7 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement has not been declared effective as the Company is not S-3 eligible and needed to file an amended filing to convert the S-3 to an S-1. Management subsequently filed the S-1 on May 25, 2010. Under the terms of the registration rights agreement, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of August 14, 2010, there are 5 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages, the additional amount of $30,928 for a total accrual of $111,028.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Our derivative liabilities decreased to $9,178,827 at June 30, 2010 from $10,285,578 at December 31, 2009. The change in fair value during the six months ended June 30, 2010 is $3,525,182 and the loss on derivative is $344,133.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2010 and December 31, 2009:
	June 30, 2010	December 31, 2009
Common stock warrants	5,247,162	5,387,788
Embedded conversion features –part of note discount	3,931,665	4,897,790

Total	$ 9,178,827	$ 10,285,578

June 30, 2010
Beginning Balance	10,285,577
Bifurcated Amount	2,684,749
Change in Derivative Liability	(3,181,048)
Change in Derivative Liability due to conversion of Note Payables and Warrants	(610,451)
Total	$ 9,178,827

NOTE 9 – CONVERTIBLE PREFERRED STOCK

Between June 3 and 7, 2010, we entered into 5 private placement subscription agreements with investors pursuant to which we sold 92.1 units consisting of Preferred Stock and warrants, for an aggregate offering price of $921,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of 2,000 shares of the Series I 8% Convertible Preferred Stock ("Preferred Stock") at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms. The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

The Preferred Stock is convertible into a total of 921,000 shares of Common Stock. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the investors were 1,381,500. Brightline Ventures I, LLC, invested $782,000 of the total amount set forth in the preceding paragraph. Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC. Further, current Z Trim Director Morris Garfinkle invested $30,000 of the total amount set forth in the preceding paragraph.

As of March 31, 2010, the Company accrued dividends of $5,424 compared to $0 as of December 31, 2009.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.  This registration statement was filed on July 29, 2010, and went effective on August 6, 2010.

NOTE 10 – EQUITY

Common Stock issue on Converted Notes

Between January 4 and June 30, 2010, Z Trim Holdings, Inc. (the "Company") issued 1,700,603 shares of its common stock, $.00005 par value per share, upon conversion to common stock of $1.45 million principal amount of its 8% Convertible Secured Notes Due in 2010 (the "Notes"), as well as interest of $229,841 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $8,530,000 and increased its common stock and additional-paid-in capital by an aggregate of $1.70 million.

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

We determined that all of the securities issued pursuant to the agreement were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise disposed of without registration under the Act or an applicable exemption therefrom

Exercising of Stock Warrants and Options

During the second quarter of 2010, investors exercised a total of 43,235 stock warrants issued with 12,308 for cash and 30,927 being cashless, with a reduction of 24,136 warrants due to cashless exercise.  During the second quarter of 2009, 4,365 stock warrants were exercised.  No stock options were exercised during the second quarter of 2010 or 2009.

During the first three months of 2010, 237,427 warrants were exercised, of these 176,658 warrants were on a cashless basis.  During the first three months of 2009 no warrants were exercised.  No stock options were exercised in the first quarter of 2010 or 2009.

Common Stock Issued on the Cashless Exercise of Warrants

We issued 207,585 shares of common stock on the cashless exercise of warrants during the first six months of 2010, compared to no cashless exercises in the first six months of 2009.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 11 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of June 30, 2010 and December 31, 2009 is as follows:
	6/30/2010		12/31/2009
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,405,062	$0.66	431,073	$ 32.04
Granted	3,504,500	$2.45	1,320,000	$ 0.45
Exercised	0	$0.00	-	$ -
Expired and Cancelled	(1,376,732)	$0.76	(346,011)	$ 31.24
Outstanding at end of period	3,532,830	$2.40	1,405,062	$ 2.56

Exercisable at end of period	2,769,830	$2.08	1,405,062	$ 0.66

During the six months ended June 30, 2010, the company granted 3,504,500 options which included 1,882,500 options that were re-issued from 2009 after 1,255,000 options were cancelled.  The total fair value of options vested during the second quarter of 2010 was $1,807,631 less the fair value of the cancelled options of $1,163,698 which was included in stock based compensation of $1,796,633. Of the 1,622,000 options granted during the six months ended June 30, 2010, the total fair value of options vested during the period was $1,152,700.

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

6/30/2010
Weighted average fair value per option granted	$ 2.40
Risk-free interest rate	88.00%
Expected dividend yield	0.00%
Expected lives	1 - 2.5
Expected volatility	186.41%

As of June 30, 2010, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $936,531 which had an average expense recognition period of 211 days.

At June 30, 2010 the aggregate intrinsic value of all outstanding options was $96,150 with a weighted average remaining contractual term of 4.9 years, of which 2,769,830 of the outstanding options are currently exercisable with an aggregate intrinsic value of $5,732,899; a weighted average exercise price of $2.07 and a weighted average remaining contractual term of 4.9 years.  The total intrinsic value of options exercised during the six months and quarter ended June 30, 2010 was $0.

As of June 30, 2010, the Company had reserved 20.0 million shares for issuance under the Plan.  As of June 30, 2010, the Company had 16,447,170 million options available for grant under the Plan. (20,000,000 less 3,532,830 options less 20,000 director shares =16,447,170)

Stock options outstanding at June 30, 2010 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	3,133,500	6.3	$ 1.49	2,475,500
$1.51-$3.00	325,000	4.8	$ 1.58	220,000
$3.01 & over	74,330	0.5	$ 35.13	74,330
	3,532,830	4.9	$ 1.93	2,769,830

Warrants

As of June 30, 2010, the Company has warrants outstanding to purchase 13,081,655, shares of the Company’s common stock, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through June 2015.   There were 4,075,500 warrants issued in the period ending June 30, 2010.  The summary of the status of the warrants issued by the Company as of June 30, 2010 and 2009 are as follows:

	Year Ended		Year Ended
	6/30/2010		6/30/2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,682,380	$1.61	943,804	$5.86
Granted	4,075,500	$1.50	1,924,250	$1.43
Exercised	(73,077)	$0.22	(4,365)	$1.00
Cashless	(253,149)	$0.24	0	$0.00
Expired and Cancelled	(350,000)	$1.10	0	$0.00
	13,081,655		2,863,689	$2.89

Outstanding, end of period	13,081,655	$1.62	2,863,689	$2.89

Exercisable at end of period	13,081,655	$1.62	8,010,733	$2.80

During the first six months of 2010, 280,663 warrants were exercised, of these 207,586 warrants were on a cashless basis.  During the first six months of 2009 4,365 warrants were exercised.  No stock options were exercised in the 2nd quarter of 2010 or 2009.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 12 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public.  There were three significant customers that accounted for greater than 10% (each) for the quarter ended June 30, 2010. These three customers accounted for 27%, 19%, and 18% of total net sales.   There were no outstanding amounts at June 30, 2010.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At June 30, 2010 and December 31, 2009, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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
$ 294,000

During the first quarter of 2010, the Company entered into two equipment leases for plant equipment.  The equipment was to be delivered during the second quarter.  The Company shall have the option to purchase the equipment at the end of each lease.  The first lease is for a minimum of 6 months at $10,000 per month, with a purchase price of $108,000 (the rental payments would be applied to the purchase price). This equipment is currently recorded in construction in process as of June 30, 2010 until the machine is ready for use in which case the Company will reclass to fixed assets and depreciate accordingly.  The second lease was for 18 months at $24,167 per month, with a $100,000 up front payment.  This lease has been cancelled due to the lessee’s inability to bring the equipment up to specifications.

NOTE 14 – PENDING LITIGATION/ CONTINGENT LIABILITY

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The case is set for trial in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. Cross motions for summary judgment are pending and undetermined as of the report date.

NOTE 15 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the six months ended June 30, 2010.

In 2009,  two of the Company’s external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors’ fees (80% of which is past due), to the purchase of Units pursuant to the terms of the convertible notes set forth in Note 6 hereinabove.  Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

NOTE 16 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2010.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 17 – SUBSEQUENT EVENTS

Between June 30 and July 30, 2010, Z Trim Holdings, Inc. (the "Company") issued 1,682,000 shares of its common stock, $.00005 par value per share, upon conversion to common stock of $1.45 million principal amount of its 8% Convertible Secured Notes Due in 2010 (the "Notes"), as well as interest of $232,000 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $7,080,000 and increased its common stock and additional-paid-in capital by an aggregate of $1.45 million.

On July 13, 2010, the Company issued 5,159 shares of its common stock for the cashless exercise of 5,208 warrants with an exercise price of $0.01.