Form 10-Q
period 2010-09-30
Z TRIM HOLDINGS, INC
filed 2010-11-15
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At November 9, 2010, there were 8,000,814 shares of common stock outstanding.

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

Results of Operations

In the first nine months of 2010, our revenues increased by 36.6% from the first nine months of 2009.  The primary reason for the increase in sales was our ability to produce more product to meet increasing demand.  We are still in the process of making material changes to our production process to increase production substantially to meet customer demands.  We are actively and aggressively looking for additional equipment, and funding to purchase such equipment, to help meet our production requirements to meet customer demand.

Additionally, in the first nine months of 2010, our cost of goods sold increased by $562,107 or 46.4% to $1,773,446 in 2010 from $1,211,339 in 2009.   This increase was due primarily to increases in production as well as increases in direct labor, supervisor costs, utility cost, product analysis and testing, repairs and maintenance, and depreciation.

Significantly, cash flows used in operating activities increased by $1,418,630 or 85.6% to $3,076,543 for the nine months ended September 30, 2010 as compared to $1,657,913 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had a cash balance of $40,321. Over the last several years, we have been funding our operations through the sale of both equity and debt securities. In the third quarter of 2010, we sold $300,000 worth of preferred stock.  In 2009, we sold $3,747,000 worth of convertible notes with $20,000 being converted to common stock in 2010.  In 2008, we sold $4,457,000 in convertible notes.  These notes are convertible at $1.00, and bear interest at 8% per year (See also Note 6 to our Financial Statements set forth herein).  The 2008 notes come due in 2010.  Since January 4, 2010, the 2008 investors have converted $3,697,000 in principle and $645,361 in interest, leaving $760,000 in principle outstanding. Several of the 2008 investors have extended their notes, three totaling $250,000 for ninety days and another for approximately one and a half years in the amount of $100,000.  As of September 30, 2010, one of the 2008 Notes has reached maturity and has not yet been redeemed by the Company because the Company and the Noteholder have engaged in oral discussions concerning a possible extension of the Noteholder’s Note, for how long and under what terms.  Should the Noteholder wish to redeem his Note, the Company has made arrangements for individuals who are Directors of the Company to purchase said Note under extension terms agreed upon by the Company and those individuals. As of September 30, 2010, this note is included in convertible notes payable, net of $2,511,500.

If our note holders choose not to convert the notes, we will either have to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  As we continue to sustain operating losses, we will need to raise additional funds for working capital.

RECENT MATERIAL DEVELOPMENTS

SALES AND MANUFACTURING

Sales for the first nine months of 2010 are up 36.6% over the same period in 2009, and 47.2% for the third quarter of 2010 compared to the third quarter of 2009.  Our sales demand is currently greater than our production capacity.  We had ordered two pieces of equipment to help address our capacity issues.  Both pieces were to arrive in the second quarter.  In anticipation of receipt of the equipment, we began to ramp up our staff and make modifications to our production facility.  One of the pieces of equipment was not able to meet specifications, and the order was cancelled. Consequently, our costs of goods sold are higher than in previous quarters. We are actively pursuing additional equipment to help increase current production levels to meet demand.

The Company recorded, in the month of October 2010, its best manufacturing output in its history.  Manufacturing output in the month of October is 55% more than our average monthly output over the previous 9 months.

CAPITALIZATION

Convertible Notes

On January 15, 2010, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(the "purchaser" or "Brightline") pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000. The Company has agreed to extend Brightline's right to invest an additional $1,200,000 on substantially similar terms until February 28, 2010. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 1,300,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 1,950,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units"). Total accrued interest for the nine months ended September 30, 2010 is $73,512.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants, with the exception that Brightline had agreed to suspend our obligation to do so until 45 days after we file our Form 10-K for the year ended December 31, 2009.  The Company filed its Form S-1 registration statement with the SEC on May 25, 2010, and the statement went effective on July 14, 2010.

Between January 1 and March 31, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 29.6 units consisting of convertible notes and warrants, for an aggregate offering price of $296,000. Of the $296,000, 1.2 units were sold for an aggregate offering price of $12,000 in exchange for forgiveness of rent owed to our landlord. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 296,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 444,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the nine months ended September 30, 2010 is $12,359.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.  The Company filed its Form S-1 registration statement with the SEC on May 25, 2010, and the statement went effective on July 14, 2010.

Between April 1 and June 30, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 20 units consisting of convertible notes and warrants, for an aggregate offering price of $200,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 200,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 300,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the nine months ended September 30, 2010 is $11,748.

For the three months ended September 30, 2010, the Company did not sell any additional units.

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

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits the Company’s Form 8-K filed with the SEC on October 16, 2009.

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

On September 7, 2010, we entered into private placement subscription agreement with Brightline, and sold 30.0 units consisting of Preferred Stock and warrants, for an aggregate offering price of $300,000.  The Preferred Stock is convertible into a total of 300,000 shares of Common Stock.  Brightline received 450,000 warrants with an exercise price of $1.50 per share.

As of September 30, 2010, the Company accrued dividends of $25,508 compared to $0 as of December 31, 2009.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.  This registration statement was filed on July 29, 2010, and went effective on August 6, 2010.

Between October 13 and November 12, 2010, we entered into private placement subscription agreements with Brightline, and sold 22.6 Units consisting of Preferred Stock and warrants, for an aggregate offering price of $226,000, under the same terms and conditions as set forth above.  The Preferred Stock is convertible into a total of 226,000 shares of Common Stock, and Brightline received an additional 339,000 warrants with an exercise price of $1.50 per share.

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDING September 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDING September 30, 2009

Revenues

Revenues increased 47.2% for the three months ended September 30, 2010 from $150,050 for the three months ended September 30, 2009 to $220,863.  Revenues increased 36.6% for the nine months ended September 30, 2010 to $602,252 from $440,979.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors.  The following table provides a breakdown of the revenues for the periods indicated:

                                                 Three Months ending September 30,
                                                     2010                                            2009
                                                    ---------                                                                                          --------
           Products                       $ 220,863                                                                                     $ 150,050
                                                --------------                                                                                       ------------
        Total Revenues               $ 220,863                                                                                    $ 150,050
                                                =========                                                                                   ========

                                                 Nine Months ending September 30,
                                                     2010                                                                                        2009
                                                   ---------                                                                                           --------
           Products                       $ 602,252                                                                                     $ 440,979
                                                --------------                                                                                      -----------
        Total Revenues              $ 602,252                                                                                     $ 440,979
                                                =========                                                                                  ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option and warrant expense, insurance, occupancy expenses, professional fees, and general operating expenses.   Total operating expenses increased by $466,288 or 54.7% for the three months ending September 30, 2010 from $852,999 for the three months ending September 30, 2009 to $1,319,287. The increase in operating expenses is attributed to higher costs in stock option expense, which is a non-cash expense. Total operating expenses increased by $1,984,884 or 54.6% for the nine months ending September 30, 2010 to $5,623,409 from $3,638,525.  The increase in operating expenses is attributable to higher research and development cost ($79,300), stock option expense ($1,773,618), investors relations ($523,464), and director fees ($153,970), offset by decreases of warrants expense ($526,454) and audit fees ($21,384). On a cash basis, operating expenses increased by 7.5% for the nine months ending September 30, 2010 to $2,349,689 from $2,186,281.  This increase in cash expenditures was primarily due to increases in employment recruitment expense ($93,618), travel and lodging expenses for our sales staff ($29,340) and cash fees to our investor relations firm ($33,464).

Other income (expense)

Total other income (expense) for the three months ending on September 30, 2010 was $52,336  compared to other expense of ($118,173) for the three months ending on September 30, 2009.  The decrease of $170,510  to other expense was due to the decrease of change in Fair Value-Derivatives of $423,516, Loss on Derivative of $240,495 offset by an increase to Interest Expense-Note Payable of $441,554 and a Settlement Loss of $47,140.

Total other income for the nine months ending September 30, 2010 was $769,471 compared to other (expense) of ($2,623,367)) for the nine months ending on September 30, 2009.  The decrease of other (expense) of $3,392,838 to other income was due to (a) change in fair value-derivative of $4,709,757, (b) Loss on Derivative of $550,660, and (c) a transfer of short-term debt to our equity offering (60,000 shares of common stock plus 90,000 warrants) of $195,608 offset by increases in the interest expense of note payable of ($1,980,861), Liquidated Damages of ($30,928) and a Settlement Loss of ($47,140).

Net loss

The Company incurred a net loss of $1,695,829 for the three months ending on September 30, 2010 or $(.24) per share, compared to the net loss of $1,279,804 for the three months ending on September 30, 2009 or $(.46) per share.

The Company incurred a net loss of $6,025,132 for the nine months ending on September 30, 2010 or $(1.28) per share, compared to the net loss of $7,032,252 for the nine months ending on September 30, 2009 or $(2.60) per share.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2009

At September 30, 2010, we had cash and cash equivalents, of $40,321 compared to $69,443 at September 30, 2009.

Net cash used by operating activities increased by 85.6% to $3,076,543 for the nine months ended September 30, 2010 as compared to $1,657,913 for the nine months ended September 30, 2009.

Net cash used by investing activities was $240,959, inclusive of an offset for proceeds from sales of fixed assets of $73,800 for the quarter ended September 30, 2010, as compared to $216,205 inclusive of proceeds from sales of fixed assets of $97,000 for the quarter ending September 30, 2009. The increase was due to the purchase of additional equipment for our manufacturing plant.

Net cash provided by financing activities was $3,033,039 for the quarter ended September 30, 2010, compared to $1,350,865 for the quarter ended September 30, 2009.  The company sold convertible debt or preferred stock and warrants through private placement offerings, for all such cash in the periods reported.

As of September 30, 2010, our cash balance was $40,321.  To successfully grow our business, we must improve our cash position through greater sales of our product lines, increase the productivity of the production process, as well as raise additional capital through a combination of public or private equity offerings, strategic alliances or debt financing to allow us to make necessary changes to our plant and to provide working capital until we achieve profitability.  The Company estimates that it will take from 15 to 21 months to achieve profitability.  The Company does not expect or anticipate that its concerns over its ability to continue as a going concern will have any impact on its ability to raise capital from internal and external sources.

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

1.
As of September 30, 2010, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Corrective Action

Management plans to provide future investments in the continuing education of our accounting and financial professionals.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The Company is currently litigating the matter in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois.  The Company currently has a Motion for Continuance. Thus, the outcome is unknown as of the report date.

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. On November 3, 2010, the Court awarded a non-final judgment in favor of Mr. Caravette in the amount of $47,139.81, and continued the case for further matters to December 7, 2010.  The Company is considering an appeal of this award. As of September 30, 2010, the settlement liability is included in accrued expenses of $674,884.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in our Annual Report for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 9 to the Financial Statements below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 15, 2010.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of November 15, 2010.

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

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	F-1

Consolidated Statements of Operations for six and three months ended as of September 30, 2010 and 2009 (unaudited)	F-3

Consolidated Statements of Cash Flows as of September 30, 2010 and 2009 (unaudited)	F-4

Notes to Consolidated Financial Statements as of September 30, 2010 and 2009 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
BALANCE SHEET

SEPTEMBER 30, 2010 and DECEMBER 31, 2009

	ASSETS

		(Unaudited)
		9/30/2010	12/31/2009

Current Assets
Cash and cash equivalents		$ 40,321	$ 324,784
Accounts receivable		180,082	96,024
Inventory		84,749	118,979
Prepaid expenses and other assets		127,982	97,802
Prepaid Loan Cost , Net		10,614	368,171

Total current assets		443,748	1,005,760

Property and equipment, net		3,119,003	3,545,344

Other Assets
Deposits		15,003	15,003

Total other assets		15,003	15,003

TOTAL ASSETS		$ 3,577,754	$ 4,566,107

 The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEET

SEPTEMBER 30, 2010 and DECEMBER 31, 2009

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	9/30/2010	12/31/2009

Current Liabilities
Accounts payable	$ 420,242	$ 373,841
Dividends payable	25,508	0
Accrued expenses and other	674,884	700,830
Accrued Liquidated Damages	111,028	80,100
Derivative Liabilities	7,592,678	10,285,578
Convertible Notes Payable, Net	2,511,500	4,008,950
Total Current Liabilities	11,335,840	15,449,299

Long Term Liabilities
Convertible Notes Payable, Net	389,739	0
Total Long Term Liabilities	389,739	0

Total Liabilities	11,725,579	15,449,299

Commitment & Contingencies
Convertible, Redeemable Preferred Stock
Preferred stock, $0.01 par value; authorized 5,000,000 shares;
issued and outstanding 244,200 and 0 shares, September 30, 2010
and December 31, 2009 respectively	1,221,000	0
Discount on Preferred Stock	(1,082,881)	0
Net Preferred Stock	138,119	0

Total Commitment & Contingencies	138,119	0

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 7,925,823 and
2,806,878 shares, September 30, 2010 and December 31, 2009	396	140
respectively
Additional paid-in capital	83,741,198	75,119,074
Accumulated deficit	(92,027,538)	(86,002,406)

Total Stockholders' Equity (Deficit)	(8,285,944)	(10,883,192)

TOTAL LIABILITIES & CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,577,754	$ 4,566,107

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF OPERATIONS (Unaudited)
	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
REVENUES:
Products	$ 220,863	$ 150,050	$ 602,252	$ 440,979
Total revenues	220,863	150,050	602,252	440,979

COST OF REVENUES:
Products	649,741	458,682	1,773,446	1,211,339
Total cost of revenues	649,741	458,682	1,773,446	1,211,339

GROSS MARGIN	(428,878)	(308,632)	(1,171,194)	(770,360)

OPERATING EXPENSES:
Selling, general and administrative	1,319,287	843,536	5,583,050	3,511,873
Loss/(Gain) on asset disposals, net	-	9,463	40,359	126,651
Total operating expenses	1,319,287	852,999	5,623,409	3,638,524

OPERATING LOSS	(1,748,165)	(1,161,631)	(6,794,603)	(4,408,884)

OTHER INCOME (EXPENSES):
Rental and other income	342	220	397	3,826
Interest income	115	0	1,222	226
Interest expense	0	(2,456)	(7)	(5,683)
Finance charge	(7,500)	0	(7,500)
Interest expense - Note Payable	(1,067,492)	(625,938)	(3,495,999)	(1,515,138)
Liquidated Damages	0	0	(30,928)	0
Derivative (loss) gain	1,174,011	510,001	4,355,060	(910,990)
Loss on Conversion of Note Payable	0	0	(5,634)	0
Settlement (loss) gain	(47,140)	0	(47,140)	(195,608)
Total other income (expenses)	52,336	(118,173)	769,471	(2,623,367)

LOSS FROM CONTINUING OPERATIONS	$(1,695,829)	$(1,279,804)	$(6,025,132)	$(7,032,251)

NET LOSS	$(1,695,829)	$(1,279,804)	$(6,025,132)	$(7,032,251)

Net Loss per Share from continuing operations
- Basic and Diluted	$ (0.24)	$ (0.46)	$ (1.28)	$ (2.60)
Net Loss per Share - Basic and Diluted	$ (0.24)	$ (0.46)	$ (1.28)	$ (2.60)

Weighted Average Number of Shares Basic and Diluted	6,935,971	2,756,686	4,715,246	2,705,827

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF CASH FLOWS (Unaudited)

	(Unaudited)	(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,025,132)	(7,032,252)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation	626,941	720,760
Loss on asset disposal	40,359	126,651
Change in Derivative Liability, net of bifurcation	(4,355,060)	910,990
Stock based compensation	2,339,461	565,844
Stock based compensation - warrants	0	526,454
Shares issued for director fees	234,000	46,201
Shares and Warrants issued for debt	0	195,608
Shares & Warrants issued for Services	490,000	6,263
Interest Charge on BCF	2,592,199	840,313
Loan Cost Amortization	357,557	375,014
Loss on conversion of NP	5,634	0
Changes in operating assets and liabilities
Accounts receivable	(84,058)	103,612
Inventory	34,230	72,602
Prepaid expenses and other assets	(30,180)	(23,120)
Increase/(Decrease) in:
Accounts payable and accrued expenses	666,578	907,147
Accrued Liquidated Damages	30,928	0

CASH USED FOR OPERATING ACTIVITIES	(3,076,543)	(1,657,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(314,759)	(313,205)
Proceeds from asset disposals	73,800	97,000
CASH USED FOR INVESTING ACTIVITIES	(240,959)	(216,205)

CASH FLOWS FROM FINANCING ACTIVITES
Borrowing on debt	1,796,000	1,346,500
Proceeds from sale of preferred stock	1,221,000	0
Proceeds from sale of common stock	16,039	4,365
CASH PROVIDED BY FINANCING ACTIVITIES	3,033,039	1,350,865
NET (DECREASE)INCREASE IN CASH	(284,463)	(523,253)

CASH AT BEGINNING OF YEAR	324,784	592,696

CASH AT THE QUARTER ENDED SEPTEMBER 30	40,321	69,443

Supplemental Disclosures of Cash Flow Information:

Issuance of common stock for issuance of stock
Cash less exercise of warrants	11
Note Payable conversion	4,363,123
Discount on convertible debentures	1,796,000	1,871,500
Discount on preferred stock	1,188,749
Amortization on preferred stock	105,868
Change in derivative liability due to exercise of warrants	372,462
Change in derivative liability due to conversion of NP	938,671
Dividends Payable	25,508
Transfer from Deposit on Fixed Assets to Construction in Progress		240,000
Cummulative Effect - Adoption of derivative value		2,129,951
Convertible Debr issued for settlement of AP		525,000

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Presentation of Interim Information

The financial information at September 30, 2010 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2009.

The results for the nine and three months ended September 30, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of September 30, 2010 the allowance for doubtful accounts is $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2010 and December 31, 2009.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2010, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at September 30, 2010 was $7,592,678 compared to $10,285,577 as of December 31, 2009.

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

Advertising Costs
The Company expenses all advertising costs as incurred.  The amount for the three months ended September 30, 2010 was $3,679.  The amount for the three months ended September 30, 2009 was $2,917.  For the nine months ended September 30, 2010  the advertising costs were $4,953 and at September 30, 2009 the costs were $8,452.

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
SEPTEMBER 30, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $2,339,462 and $565,844 the nine months ended September 30, 2010 and 2009, respectively.

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

 The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of the pronouncement on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At September 30, 2010, the Company recorded a derivative liability of $7,592,678, a change in the fair value – derivative liability of $4,349,426 which included a loss on derivative of $362,400.

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

NOTE 3 – INVENTORY

At September 30, 2010 and December 31, 2009, inventory consists of the following:

	9/30/2010	12/31/2009
Raw materials	$ 33,513	$ 23,773
Packaging	3,743	1,010
Work-in-process	16,837	7,437
Finished goods	26,436	80,299
Other Inventory	4,220	6,461
Total inventory	$ 84,749	$ 118,979

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At September 30, 2010 and December 31, 2009, property and equipment, net consists of the following:
	9/30/2010	12/31/2009
Production, engineering and other equipment	$5,707,182	$5,651,279
Leasehold improvements	2,901,002	2,822,834
Office equipment and furniture	577,226	577,226
Computer equipment and related software	140,246	140,246
Construction in process - Equipment	19,620	72,177
	$9,345,276	$9,263,762
Accumulated depreciation	($6,226,273)	($5,718,418)
Property and equipment, net	$3,119,003	$3,545,344

Depreciation expense was $236,231 and $200,665 for the three months ended September 30, 2010 and September 30, 2009 respectively.  Depreciation expense was $626,941 and $720,761 for the nine months ended September 30, 2010 and September 30, 2009 respectively. During 2010, the Company sold equipment with a net book value of $114,160 for a total of $73,800. The Company recognized a loss of $40,359 with respect to such sale of equipment. During 2009, the Company sold an unused piece of bottling equipment for $90,000 and misc equipment for $7,000. The Company recognized a loss with respect to such equipment of $126,651.

NOTE 5 – ACCRUED EXPENSES AND OTHER

At September 30, 2010 and December 31, 2009 accrued expenses consist of the following:

	9/30/2010	12/31/2009
Accrued legal	$ 623		$0
Accrued payroll and taxes	9,057		4,787
Accrued Settlements	47,140		0
Accrued Interest	488,550		575,357
Accrued expenses and other	129,514		120,686
Total accrued expenses & other	$ 674,884		$700,830

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Private Placement Offerings

On January 15, 2010, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(the "purchaser" or "Brightline") pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000. The Company has agreed to extend Brightline's right to invest an additional $1,200,000 on substantially similar terms until February 28, 2010. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 1,300,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 1,950,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units"). Total accrued interest for the nine months ended September 30, 2010 is $73,512.

We also entered into registration rights agreements substantially similar to the registration rights agreement entered into with the purchasers of the 2008 Units pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants, with the exception that Brightline had agreed to suspend our obligation to do so until 45 days after we file our Form 10-K for the year ended December 31, 2009.  The Company filed its Form S-1 registration statement with the SEC on May 25, 2010, and the statement went effective on July 14, 2010.

Between January 1 and March 31, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 29.6 units consisting of convertible notes and warrants, for an aggregate offering price of $296,000. Of the $296,000, 1.2 units were sold for an aggregate offering price of $12,000 in exchange for forgiveness of rent owed to our landlord. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 296,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 444,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the nine months ended September 30, 2010 is $12,359.

Between April 1 and June 30, 2010, we entered into a series of private placement subscription agreements with accredited investors (the "purchasers") pursuant to which we sold 20 units consisting of convertible notes and warrants, for an aggregate offering price of $200,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the "Security Agreement"). The Notes are convertible into a total of 200,000 shares of Common Stock exclusive of interest. The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchasers were 300,000. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the "2009 Units").  Total accrued interest for the nine months ended September 30, 2010 is $11,748.

For the three months ended September 30, 2010, the Company did not sell any additional units.

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

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits to the Company’s Form 8-K filed with the SEC on October 16, 2009.

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

As of September 30, 2010, one of the 2008 Notes has reached maturity and has not yet been redeemed by the Company because the Company and the Noteholder have engaged in oral discussions concerning a possible extension of the Noteholder’s Note, for how long and under what terms.  Should the Noteholder wish to redeem his Note, the Company has made arrangements for individuals who are Directors of the Company to purchase said Note under extension terms agreed upon by the Company and those individuals. As of September 30, 2010, this note is included in convertible notes payable, net of $2,511,500.

Amortization on Convertible Notes

For the three months ending September 30, 2010, the Company recognized debt discount amortization in the amount of $836,847.

For the nine months ending September 30, 2010, the Company recognized debt discount amortization in the amount of $2,592,199.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 7 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement has not been declared effective as the Company is not S-3 eligible and will need to file an amended filing to convert the S-3 to an S-1. Management filed the S-1 on May 25, 2010. Under the terms of the registration rights agreement, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of September 30, 2010, there are 5 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages a total accrual of $111,028.

NOTE 8 – DERIVATIVE LIABILITIES

The Company’s Preferred Stock, Warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities decreased to $7,592,678 at September 30, 2010 from $10,285,578 at December 31, 2009. The change in fair value during the nine months ended September 30, 2010 is $4,717,460 and the loss on derivative is $362,400.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Common stock warrants	4,310,756	5,387,788
Embedded conversion features –part of note and preferred stock discount	3,281,922	4,897,790

Total	$ 7,592,678	$10,285,578

September 30, 2010
Beginning Balance	10,285,577
Bifurcated Amount	2,984,749
Change in Derivative Liability	(4,355,060)
Change in Derivative Liability due to conversion of Note Payables and Warrants	(1,322,588)
Total	$ 7,592,678

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

On September 7, 2010, we entered into private placement subscription agreement with Brightline, and sold 30.0 units consisting of Preferred Stock and warrants, for an aggregate offering price of $300,000.  The Preferred Stock is convertible into a total of 300,000 shares of  Common Stock.  Brightline received 450,000 warrants with an exercise price of $1.50 per share.

As of September 30, 2010, the Company accrued dividends of $25,508 compared to $0 as of December 31, 2009.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.  This registration statement was filed on July 29, 2010, and went effective on August 6, 2010.

The Company’s Preferred Stock and Warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements. This liability is included in the total derivative liability of $7,592,678 as of September 31, 2010.

For the nine months ended September 30, 2010, the Company has recorded a discount of $1,188,749 of which $105,868 has been accredited to additional paid in capital.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 10 – EQUITY

Common Stock issue on Converted Notes

Between January 4 and June 30, 2010, Z Trim Holdings, Inc. (the "Company") issued 1,700,603 shares of  its common stock, $.00005 par value per share, upon conversion to common stock of $1.45 million principal amount of its 8% Convertible Secured Notes Due in 2010 (the "Notes"), as well as interest of $229,841 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $8,530,000 and increased its common stock and additional-paid-in capital by an aggregate of $1,700,603.

Between July 1 and September 30, 2010, Z Trim Holdings, Inc. (the "Company") issued 2,662,520 shares of  its common stock, $.00005 par value per share, upon conversion to common stock of $2.672 million principal amount of its 8% Convertible Secured Notes Due in 2010 (the "Notes"), as well as interest of $415,120 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $6,283,000 and increased its common stock and additional-paid-in capital by an aggregate of $2,662,520.

Common Stock Issued to Directors

On January 4, 2010 the Company issued 120,000 shares of common stock to four of its external directors (30,000 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III.  The Company recognized a total of expense of $234,000 related to these issuances.

Common Stock Issued for Services

On April 27, 2009, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to issue Legend a warrant to purchase 350,000 shares of our common stock at an exercise price per share equal to $1.10 per share. On January 7, 2010 the parties agreed to mutually terminate that agreement, and to cancel the Company's obligation to issue the 350,000 warrants.  In return, the Company has agreed to issue Legends 100,000 shares of Common Stock for a total value of $140,000.

Also on January 7, 2010, the parties entered into a new Investment Banking Agreement with Legend, pursuant to which Legend agreed to provide business advisory services for us for a period of up to twelve months.  In exchange for Legend's services, we agreed to pay Legend the sum of $6,250 per month, as well as a onetime fee of 250,000 shares of Common Stock for a total value of $350,000.  Under the Investment Banking Agreement, we also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock in any registration statement filed by us in connection with an underwritten offering of our common stock.

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

During the third quarter of 2010, investors exercised a total of 5,159 stock warrants issued as cashless, with a reduction of 49 warrants due to cashless exercise.  During the third quarter of 2009, 5,320 stock warrants were exercised as cashless, with a reduction of 2,372 stock warrants.  No stock options were exercised during the third quarter of 2010 or 2009.

For the nine months ending on September 30, 2010, 285,821 warrants were exercised, of these 212,744 warrants were on a cashless basis.  For the nine months ending on September 30, 2009, 9,685 warrants were exercised, of these 5,320 warrants were on a cashless basis.

Common Stock Issued on the Cashless Exercise of Warrants

We issued 212,744 shares of common stock on the cashless exercise of warrants during the first nine months of 2010, compared to 5,320 cashless exercises in the first nine months of 2009.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 11 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of September 30, 2010 and December 31, 2009 is as follows:

	9/30/2010		12/31/2009
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,405,062	$0.66	431,073	$ 32.04
Granted	3,674,500	$2.45	1,320,000	$ 0.45
Exercised	0	$0.00	-	$ -
Expired and Cancelled	(1,664,397)	$2.16	(346,011)	$ 31.24
Outstanding at end of period	3,415,165	$1.84	1,405,062	$ 2.56

Exercisable at end of period	2,976,165	$1.30	1,405,062	$ 0.66

During the nine months ended September 30, 2010, the company granted 3,674,500 options which included 1,882,500 options that were re-issued from 2009 after 1,255,000 options were cancelled.  The total fair value of options granted during 2010 was $1,807,631 less the fair value of the cancelled options of $1,163,698 resulted in an expense of $643,933 which was included in stock based compensation of $2,339,462. Of the 1,792,000 options granted during the nine months ended June 30, 2010, the total fair value of options vested during the period was $1,695,527.

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

9/30/2010
Weighted average fair value per option granted	$ 2.39
Risk-free interest rate	87.00%
Expected dividend yield	0.00%
Expected lives	1 - 2.5
Expected volatility	190.09%

As of September 30, 2010, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $560,992 which had an average expense recognition period of 303 days.

At September 30, 2010 the aggregate intrinsic value of all outstanding options was $0 with a weighted average remaining contractual term of 5.0 years, of which 2,971,165 of the outstanding options are currently exercisable with a value of $3,861,779; a weighted average exercise price of $1.30 and a weighted average remaining contractual term of 5.0 years.  The total intrinsic value of options exercised during the nine months and quarter ended September 30, 2010 was $0.

As of September 30, 2010, the Company had reserved 20.0 million shares for issuance under the Plan.  As of September 30, 2010, the Company had 16,341,502 million options available for grant under the Plan. (20,000,000 less 3,415,165 options less 243,333 director shares =16,341,502)

Stock options outstanding at September 30, 2010 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	3,178,500	6.4	$ 1.49	2,792,000
$1.51-$3.00	225,000	3.3	$ 1.10	172,500
$3.01 & over	11,665	0.9	$ 33.43	11,665
	3,415,165	5.0	$ 1.31	2,971,165

Warrants

As of September 30, 2010, the Company has warrants outstanding to purchase 13,526,447 shares of the Company’s common stock, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through June 2015.   There were 4,525,500 warrants issued in the period ending September 30, 2010.  The summary of the status of the warrants issued by the Company as of September 30, 2010 and 2009 are as follows:

	Year Ended		Year Ended
	9/30/2010		12/31/2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,682,380	$1.61	1,084,368	$7.55
Granted	4,525,500	$1.50	10,356,465	$1.46
Exercised	(73,077)	$0.22	(4,365)	$1.00
Cashless	(258,357)	$0.23	(57,051)	$0.09
Expired and Cancelled	(350,000)	$1.10	(1,697,037)	$4.55
	13,526,447		9,682,380

Outstanding, end of period	13,526,447	$1.62	9,682,380	$1.61

Exercisable at end of period	13,526,447	$1.62	9,594,880	$1.61

During the first nine months of 2010, 285,832 warrants were exercised, of these 212,745 warrants were on a cashless basis.  During the first nine months of 2009, 9,685 warrants were exercised of these 5,320 warrants were on a cashless basis.  No stock options were exercised in the third quarter of 2010 or 2009.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 12 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public.  There were three significant customers that accounted for greater than 10% (each) for the quarter ended September 30, 2010. These three customers accounted for 25%, 19%, and 18% of total net sales.   There were no outstanding amounts at September 30, 2010.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At September 30, 2010 and December 31, 2009, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2011	63,000
2012	-
2013	-
2014	-
2015	-

$ 63,000

During the first quarter of 2010, the Company entered into two equipment leases for plant equipment.  The equipment was to be delivered during the second quarter.  The Company shall have the option to purchase the equipment at the end of each lease.  The first lease is for a minimum of 6 months at $10,000 per month, with a purchase price of $108,000 (the rental payments would be applied to the purchase price). This equipment is accounted for as a capital lease and included in Fixed Assets and has been depreciated, accordingly, as of September 30, 2010.  The second lease was for 18 months at $24,167 per month, with a $100,000 up front payment.  This lease has been cancelled due to the lessee’s inability to bring the equipment up to specifications.

NOTE 14 – PENDING LITIGATION/ CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The Company currently has a Motion to Dismiss pending in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois.  The Company currently has a Motion for Continuance.  Thus, the outcome is unknown as of the report date.

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. On November 3, 2010, the Court awarded a non-final judgment in favor of Mr. Caravette in the amount of $47,139.81, and continued the case for further matters to December 7, 2010.  The Company is considering an appeal of this award. As of September 30, 2010 the amount is included in accrued expenses of $674,884.

NOTE 15 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the nine months ended September 30, 2010.

In 2009,  two of the Company’s external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors’ fees (80% of which is past due), to the purchase of Units pursuant to the terms of the convertible notes set forth in Note 6 hereinabove.  Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

On November 10, 2010, Director Mark Hershhorn extended his $100,000 note (originally purchased on September 2, 2010) to mature on April 5, 2012.  Additionally, he invested an additional $20,000 under the same terms and conditions as the original $100,000 note, also maturing on April 5, 2012.  This additional investment is accompanied by a five year warrant to purchase 30,000 shares of common stock at a strike price of $1.50 per share.

NOTE 16 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2010.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 17 – SUBSEQUENT EVENTS

On October 5, 2010, the Company issued 11,600 shares of its common stock for conversion of principal of $10,000 and accrued interest of $1,600.

For the period of October 1, 2010 through November 10, 2010, the Company issued 63,391 shares of its common stock for cashless exercise of warrants.

On November 10, 2010, Director Mark Hershhorn extended his $100,000 note (originally purchased on September 2, 2010) to mature on April 5, 2012.  Additionally, he invested an additional $20,000 under the same terms and conditions as the original $100,000 note, also maturing on April 5, 2012.  This additional investment is accompanied by a five year warrant to purchase 30,000 shares of common stock at a strike price of $1.50 per share.

Between October 13 and November 12, 2010, we entered into private placement subscription agreements with Brightline, and sold 22.6 Units consisting of Preferred Stock and warrants, for an aggregate offering price of $226,000, under the same terms and conditions as set forth above.  The Preferred Stock is convertible into a total of 226,000 shares of Common Stock, and Brightline received an additional 339,000 warrants with an exercise price of $1.50 per share.