Form 10-K
period 2010-12-31
Z TRIM HOLDINGS, INC
filed 2011-04-13
CIK 1052257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2010

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

At April 12, 2011, there were 12,908,196 shares of common stock outstanding.

The  aggregate  market  value  of  the  voting  stock  of  the  issuer  held  by non-affiliates  of the  issuer  as of  April 12, 2011  was  $21,943,933 This aggregate market value is estimated solely for purposes of this report and are based on the closing price for the issuer's common stock on April 12, 2011, as reported on the Over-the-Counter Markets.  For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the issuer.  The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Z Trim Holdings, Inc. deploys technology, formulation, and product performance solutions built around cutting-edge food ingredients for both domestic and international food markets.

Z Trim® multifunctional ingredients originated from a USDA patent for minimally processed, non-caloric functional food ingredients made from healthy dietary fiber. With an exclusive license from the USDA, this patent is central to the company’s intellectual property portfolio. Z Trim Holdings subsequently evolved the processing technology and expanded the fiber sources to create innovative ingredients with unique properties that provide a multitude of benefits that help create value for food manufacturers around the world.  Currently, Z Trim is made from corn and oat, but it can be produced from virtually any cellulose, the substance that makes up most of a plant’s cell walls, and is one of the most abundant organic compounds on earth.

The Company’s core product portfolio of multifunctional food ingredients includes Corn Z Trim® and non-GMO Oat Z Trim®. The superior water-holding capacity and amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, oil deflection, texture and appearance quality, fat and calorie reduction, and cost control.  Z Trim® is now being used by food manufacturers on 6 continents, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and are increasingly discovering how Z Trim® multifunctional ingredients can help to delight their consumers with finished products that have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

Major market drivers such as greater nutrition awareness, increasing obesity trends, the economy, rising costs and hectic lifestyles have triggered an evolution of the food industry and consumer expectations.  The Company’s goal is to further enable food manufacturers to address the challenges and opportunities of this evolution by helping them to differentiate their products, achieve their growth objectives, and delight their consumers.  Z Trim® multifunctional ingredients create value for both food manufacturers and consumers in three primary areas: product formulation, processing improvements, and finished product performance. Through ongoing product applications research, the Company develops solutions that help food manufacturers solve formulation and product challenges and capture market opportunities with high quality, innovative products that fulfill consumer demands.

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

The Company’s customers are predominantly food manufacturers.  There were three significant customers who accounted for 26%, 24% and 21% of total sales for the year ended December 31, 2010.  There were three significant customers who accounted for 20%, 20% and 14% of total sales for the year ended December 31, 2009.

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

The Company protects intangible assets that includes patents pending and issued, as well as trade secrets and know how.  Central to this portfolio is an exclusive license to US Patent No. 5,766,662, including all related international patents, issued to Dr. George Inglett of the USDA.  This license expires upon the expiration of the underlying patent in 2015.  Additionally, the USDA patent was filed in several countries throughout the world.  Through the process of development and commercialization of the technology, the Company has identified and sought patent protection for improvements to the manufacturing process, product applications and is currently developing several spin-off technologies.  On December 1, 2009, we were issued U.S. Patent No. 7,625,591 B2; such will expire in 2026 with payment of maintenance fees.  On July 27, 2010 we were issued U.S. Patent No. 7,763,301; such will expire in 2027 with payment of maintenance fees.  We require all employees and visitors to our plant to execute a non-disclosure agreement.  Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies. However, there can be no guarantee that any of our pending or future filed applications will issue as patents.

Presently, the Company employs 24 full-time employees and two part-time employees.

The Company has spent $102,800 in 2010 and $20,000 in 2009 for research and development expense, and is still innovating toward developing value-added products to add to its core line.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $26,900 per month, including property taxes, pursuant to a non-cancelable operating lease.  The current lease term is through March 2012.

ITEM 3.  LEGAL PROCEEDINGS.

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The Company currently has a Motion to dismiss pending in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois.  The pleadings are still at issue and discovery is underway.  Thus, the outcome is unknown as of the report date.

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and costs for a total of $78,140.  The Company has filed an appeal of this award.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual shareholders’ meeting on December 2, 2010.  At that time, the shareholders voted in a new slate of directors, as described more fully herein below at Item 6.  The vote tabulation for each director was as follows:

Cumulative votes                                Votes
For Directors                                  Received                                 Against                       Abst.                  Broker non-votes

Steve Cohen                                           1,742,105                                n/a                      42,135                                           -

Morris Garfinkle                                    1,673,991                                n/a                      110,249                                           -

Brian Israel                                             1,742,507                                n/a                      41,773                                           -

Mark Hershhorn                                    1,742,530                                n/a                      41,710                                           -

Edward Smith, III                                   1,742,481                                n/a                      41,759                                           -

The selection of M&K CPAs, PLLC, as independent outside auditors of the Company for the fiscal year ending December 31, 2010 was submitted to the stockholders for ratification in December 2010. There were 4,297,519 votes cast in favor, 26,989 votes cast against and 18,818 abstentions and broker non-votes, which vote was sufficient for approval of M&K CPAs, PLLC as independent accountants of the Company for the fiscal year end December 31, 2010.

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

	Common Stock
Quarter Ended	High	Low
2009
March 31, 2009	$1.75	$0.25
June 30, 2009	$2.20	$0.84
September 30, 2009	$1.11	$0.15
December 31, 2009	$2.00	$0.35
2010
March 31, 2010	$1.95	$0.70
June 30, 2010	$1.33	$0.11
September 30, 2010	$1.20	$0.31
December 31, 2010	$1.05	$0.36
2011
March 23, 2011	$1.65	$0.85

As of April 12, 2011, there were approximately 5,234 record holders of the common stock.  This number does not include shareholders whose shares are held in securities position listings.  We have never paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION
(AS OF DECEMBER 31, 2010)

NUMBER OF SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	REMAINIG AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN 1ST PLAN CATEGORY COLUMN

Equity compensation plans approved by security holders (consisting of the 2004 Stock Incentive Plan):

3,484,833	$1.29	16,271,834

(1) Reflects 20,000,000 shares registered under the plan less the outstanding options less 243,333 shares issued to external directors under the Plan.

Plans not approved by shareholders:  None

ITEM 6.  SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

Revenues

Revenues increased 61.4% for the year ended December 31, 2010, from $559,910 for the year ended December 31, 2009 to $903,780 for the year ended December 31, 2010.  The increase in product revenue was due to the increase in production, and therefore sales, of Z Trim products. The following table provides a breakdown of the revenues for the periods indicated:

                                             Year ended December 31,
                                                    2010                2009
                                                  -----------         ------------
           Products                       $903,780          $559,910
                                                 -----------         ------------
        Total Revenues               $903,780          $559,910
                                                =======          =======

Operating expenses

Operating expenses consist of payroll and related costs, stock option expense, insurance, occupancy expenses, professional fees, and general operating expenses. Total operating expenses increased by $2,041,396 or 42.0% to $6,897,730 for the year ended December 31, 2010 from $4,856,334 for the year ended December 31, 2009. The increase in operating expenses was primarily due to increases in stock option expense of $2,316,324 (non-cash), directors fee of $187,800 (non-cash), and investor relations of $140,736 that was partially offset by decreases in warrants expense of $437,411, professional fees of $109,280, and legal fees of $37,562.  Of the $2,041,396 increase in total operating expenses, only $1,292,498 were due to cash expenses.

Other income (expense)

Total other expense decreased by $3,684,489 or 59.1%, to $2,549,519 for the year ended December 31, 2010, from $6,234,008 for the year ended December 31, 2009.  The decrease in expense in 2010 was due to change in Fair Value-Derivative expense of $4,778,824, loss on derivative expense of $772,606, Liquidated Damages of $49,172 and Settlement of $24,997 offset by an increase in interest expense- note payable of $1,936,616.

Net loss

The Company incurred a net loss of $10,913,897 for the year ended December 31, 2010 or $1.97 per share, compared to $12,209,580 for the year ended December 31, 2009 or $4.48 per share.

LIQUIDITY AND CAPITAL RESOURCES
YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

At December 31, 2010, we had cash and cash equivalents of $2,327,013 compared to $324,784 December 31, 2009.  The Company raised $1,833,507 and $3,196,365 in additional capital through equity and convertible debt transactions during the year ended December 31, 2010 and 2009 respectively.  Also, the company raised $4,784,291 in a preferred stock offering during the year ended December 31, 2010.

Net cash used by operating activities increased by $792,496 or 25%, to $3,962,128 for the year ended December 31, 2010 as compared to $3,169,632 for the year ended December 31, 2009.  The increase resulted primarily from increases in the cost of goods sold of $691,280, employment recruitment of $93,618, research and development of $86,800, travel expense $36,269, and other costs.

Net cash used by investing activities was $403,439 for the year ended December 31, 2010, as compared to $294,645 for the year ended December 31, 2009. The increase was due to the purchases of fixed asset to improve our manufacturing processes.

Net cash provided by financing activities was $6,367,796 for the year ended December 31, 2010, as compared to $3,196,365 for the year ended December 31, 2009. Net cash provided by financing activities for the year ended December 31, 2010 was primarily from the net proceeds from the sale of convertible notes and preferred stock.  Net cash provided by financing activities for the year ended December 31, 2009 was primarily from the net proceeds from the sale of convertible notes and exercise of warrants.

As of March 31, 2011 our cash balance was approximately $4,161,946. To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines, and increase the productivity and efficiency of the production process.

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

Z Trim, through an exclusive license to technology patented by the United States Department of Agriculture, has developed products that manage moisture and help reduce costs in finished foods, with the added benefit of maintaining taste and mouth-feel associated with full fat products.  The global market for Z Trim's line of products spans the entire food and nutritional beverage industry, including fat free,  low-fat, reduced fat and full fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

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

Results of Operations

In 2010, our revenues increased by 61.4% from 2009.  The increase in sales is due to increased production capacity and increased demand for our products.  We are in the process of improving our production process so we can meet the increasing demand.  In making these changes, we have worked with industry specialists to improve our separation technology, as well as with scientists from the Aveka Group (see www.aveka.com for more information on the Aveka Group), to assist in finding ways to improve our capacity and reduce our costs.

Our revenues, by quarter, for 2010, are as follows:

Quarter                       Revenues

Q1                                $177,071
Q2                                $201,717
Q3                                $218,958
Q4                                $303,295

Since our revenue in 2010 increased, our cost of goods sold increased by $691,280 or 41.2% from $1,679,148 in 2009 to $2,370,428 in 2010.  As our production process improves and volumes of production increase, the cost of goods sold, on a per pound basis, should be decreasing.

Cash flows used in operating activities increased by $792,496 or 25%, to $3,962,128 for the year ended December 31, 2010 as compared to $3,169,632 for the year ended December 31, 2009.  Since the beginning of 2008, management has made great efforts to reduce the amount of fees paid to outside professionals, and to focus all of its limited resources on items core to the Company’s business model.

Additionally, we have reduced our accounts payable by $17,274 in 2010, on top of a reduction of $170,484 during 2009 and $427,152 during 2008.  On December 31, 2010, we had a total of $356,567 in accounts payable.  We expect to further reduce our accounts payable in 2011.

Liquidity and Capital Resources

As of December 31, 2010, we had a cash balance of $2,327,013. Over the last several years, we have been funding our operations through the sale of both equity and debt securities. In 2010, we sold $1,816,000 in convertible notes and $4,784,291 in preferred stock. In 2009, we sold $3,747,000 in convertible notes. These notes are convertible at $1.00, and bear interest at 8% per year (See also Note 8 to our Financial Statements set forth herein).  These notes come due in 2011 and 2012.  If our note holders choose not to convert the notes, we will either have to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  In 2008, we sold $4,457,000, which came due in 2010. As of December 31, 2010, $3,707,000 principal and $651,893 interest was converted into stock, and $250,000 was repaid resulting in a balance of $500,000.  Of the $500,000, $100,000 was extended to April 12, 2012 and $400,000 was in default.   Subsequent to the period ended December 31, 2010, $100,000 was redeemed in March 2011, and $300,000 was converted into common stock.

Between March 23 and April 12, the Company received requests from note holders to issue 4,412,923 shares of its common stock, upon conversion to common stock of $3,786,500 principal amount of its 8% Convertible Secured Notes Due in 2011 and 2012, as well as interest of $628,823 on the Notes.  Among those converting debt to equity were the Company’s external Board members, and the Company’s largest investor, Brightline Ventures I, LLC.  Of the approximately $10,000,000 in convertible debt that the Company issued in 2008, 2009 and 2010, the Company has reduced the convertible debt outstanding to $72,500 in Notes that come due in 2011, and $1,904,000 in Notes that come due in 2012.

RECENT MATERIAL DEVELOPMENTS

Funding Initiatives

On March 17, 2011, the Company entered a private placement subscription agreement with New York-based investment firm Brightline Ventures I, LLC ("Brightline"), pursuant to which we sold 332.6697 units consisting of Preferred Stock and warrants, for an aggregate offering price of $3,326,697. Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series II 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.

The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price. The Preferred Stock is convertible into a total of 3,326,697 shares of Common Stock, exclusive of the convertible 8% dividend. Brightline also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”). The total warrants issued were 4,990,046. Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC.

We also entered into a registration rights agreement with Brightline pursuant to which we will agree to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits to the Company’s Form 8-K filed on March 21, 2011.

On February 9, 2011, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a onetime fee of 350,000 shares of Common Stock. Per the agreement, the shares will be issued as follows: 87,500 1 day after the effective date, 87,500 90 days after the effective date, 87,500 180 days after the effective date and 87,500 270 days after the effective date.  Therefore, as of March 23, 2011, 87,500 are recorded in stock payable.  If the Company files a registration statement within the next 6 months, the Company agrees to seek to register such shares on any such registration statement.

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

The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying document which had been filed as exhibits to the Company’s Form 8-K filed on February 9, 2011.

Between June 3 and 7, 2010, we entered into 5 private placement subscription agreements with investors pursuant to which we sold 92.1 units consisting of Preferred Stock and warrants, for an aggregate offering price of $921,000.   Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with  rights to:  (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends.  The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company.  Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.  The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

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

On July 29, 2010 the Company filed a registration statement with the SEC covering all of the shares of common stock underlying the Series 1 Preferred Stock, dividends thereon, and accompanying warrants, purchased by the 5 investors between June 3 and 7, 2010.  This registration statement was made effective by the SEC on August 5, 2010.

On September 7, 2010, we entered into a private placement subscription agreement with an investor pursuant to which we sold 30 units consisting of Preferred Stock and warrants, for an aggregate offering price of $300,000.   Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with  rights to:  (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends.  The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company.  Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.  The Preferred Stock terms may be amended by the Company and  the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

The Preferred Stock is convertible into a total of 300,000 shares of Common Stock.  The investor also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The total warrants issued to the investor were 450,000.  Brightline Ventures I, LLC, invested $300,000 of the total amount set forth in the preceding paragraph.  Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits to the Form 8-K filed by the Company on June 7, 2010.

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

Between December 15 and 29, 2010, we entered into 2 private placement subscription agreements with investors pursuant to which we sold 333.7291 units consisting of Preferred Stock and warrants, for an aggregate offering price of $3,337,291. Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms. The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

The Preferred Stock is convertible into a total of 3,337,291 shares of Common Stock. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”). The total warrants issued to the investors were 5,005,937. Brightline Ventures I, LLC, invested $3,087,291 of the total amount set forth in the preceding paragraph. Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC.

We continue to negotiate a registration rights agreement with Brightline pursuant to which we will agree to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, which are attached as exhibits to the Form 8-K filed by the Company on June 7, 2010.

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

Annual Shareholder’s Meeting and changes to Board of Directors

 On December 2, 2010, the Company held its Annual Shareholders’ meeting.  The shareholders voted for a slate of five directors:  Steven Cohen, Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III.

Manufacturing Improvements

On November 8, 2010, the Company announced that it recorded in the month of October 2010 its best manufacturing output in its history. The Company is investing in additional equipment and is engaging toll manufacturers to address its manufacturing needs.

On December 2, 2010, the Company announced that it recorded in the months of September, October and November 2010 its best three months of manufacturing output in its history.  Further, the product produced in this period has all been sold.

On January 10, 2011, the Company announced that it recorded, in the month of December 2010, in the fourth quarter of 2010 and for the entire year of 2010, its best month, best quarter and best year of manufacturing output in its history.  Further, the product produced in this period has all been sold.

On February 14, 2011, the Company announced that it had more than doubled its manufacturing output for the month of January 2011, compared to the month of January 2010. Further, all of the product produced has been earmarked to be sold to specific customers during the first quarter.

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

The Company incurred a net loss of $10,913,897 for the twelve months ending December 31, 2010, and had an accumulated deficit of $96,916,303.  The Company reported a net loss of $12,209,578 for the twelve months ending December 31, 2009. At December 31, 2009, the Company reported an accumulated deficit of $86,002,406.

If the Company continues to incur significant losses, our cash reserves may be depleted earlier than currently anticipated, and the Company may be required to limit our future growth objectives to levels corresponding with our then available cash reserves.

THE 2009 NOTES IN THE PRINCIPAL AMOUNT OF $3,697,000 WILL COME DUE IN 2011.

As of December 31, 2010, we had a cash balance of $2,327,013. Over the last several years, we have been funding our operations through the sale of both equity and debt securities. In 2008, we sold $4,457,000 in convertible notes.  These notes are convertible into our Common Stock at $1.00, per share and bear interest at 8% per year (See Note 8 to our Financial Statements set forth in the Annual Report on Form 10-K delivered herewith).  The 2008 Notes came due in 2010. The first tranche in the amount of $1,400,000 was due in June and $2,370,000 in September 2010. Of the amount outstanding 2008 Notes in the Principal amount of $4,557,000 were converted into 4,358,893 shares of our common stock including shares issued for accrued and unpaid interest. In 2009, we sold $3,747,000 in convertible notes. These notes are convertible into our Common Stock at $1.00 per share and bear interest at 8% per year. The 2009 Notes come due in 2011.  In 2010, we sold $1,816,000 in convertible notes.  These notes are convertible into our Common Stock at $1.00 per share and bear interest at 8% per year.  The 2010 Notes will come due in 2012.  In March of 2011, we redeemed $130,000 of convertible notes.

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

THE NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON THE CONVERSION OR EXERCISE OF OUTSTANDING NOTES, PREFERRED STOCK, WARRANTS AND OPTIONS IS SUBSTANTIAL.

The aggregate number of shares issuable pursuant to currently outstanding convertible notes issued in 2008, 2009 and 2010 is 6,617,412, including interest accrued on the 2008 Notes.  At maturity, interest on the 2009 Notes would be convertible into an additional 868,614 shares. The aggregate number of shares issuable upon conversion of the Series I Preferred Stock, including shares to be issued as dividends to the Redemption Date is 4,851,271. The aggregate number of shares issuable pursuant to outstanding warrants, including those issued in 2008, 2009, 2010 and to date in 2011, is 18,779,750. We have outstanding options for 3,484,833 shares of our Common Stock.

THE AGREEMENT GOVERNING THE COMPANY’S OUTSTANDING CONVERTIBLE NOTES AND PREFERRED STOCK CONTAIN VARIOUS COVENANTS THAT LIMIT ITS ABILITY TO TAKE CERTAIN ACTIONS AND THE COMPANY’S FAILURE TO COMPLY WITH ANY OF THE  COVENANTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The agreements governing the company’s outstanding convertible notes and the Series I Preferred Stock contain a number of significant covenants that, among other things, limit its ability to incur additional debt or liens or pay dividends, redeem any of its outstanding capital stock.. The terms of the Series I Preferred Stock and the Series II Preferred Stock require a deferral of the payment of any dividends, redemption and other payments otherwise due  there under,  until the Notes are paid in full without the prior approval of the noteholders.  Such deferral would not constitute a default under the Series I Preferred Stock.

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

WE RELY UPON A LIMITED NUMBER OF PRODUCT OFFERINGS.

The majority of the products that we have sold as of December 31, 2010 have been based on corn and oat. Although we will market our products, as an active food ingredient for inclusion in other companies’ products, and in other ways, a decline in the market demand for our products, could have a significant adverse impact on us.

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

We hold several patents as well as copyrights and trademarks with respect to our products and expect to continue to file applications in the future as a means of protecting our intellectual property. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection.  The technology employed by Z Trim in its products is licensed to the company by the United States Department of Agriculture. The USDA patent expires 2015. Although the company has additional process patents on file and intends to file a patent for Insoluble Fiber Product in the next few months, there can be no assurance that new patents will in fact issue or that they will provide effective protection.  The Company has received two additional patents in its name:  Patent Nos. 7,763,301 and 7,625,591.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports.  If we cannot provide reliable reports our reputation and operating results may be harmed.  As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis We identified two material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2009, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 delivered herewith.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

In connection with the period ended,we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  We have identified the following material weaknesses:

1.
As of December 30, 2010, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
      As of December 31, 2010, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2010.

These control deficiencies could result in a misstatement in the aforementioned Financial Statements.

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

MARKET RISKS

OUR STOCK IS NO LONGER LISTED ON THE AMERICAN STOCK EXCHANGE AND NOW TRADES IN THE OTC Markets.

Since our common stock is currently traded on the OTC Markets, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.  The OTC Markets generally provides less liquidity than Amex.  Stocks trading on both the OTC Markets may be very thinly traded and highly volatile.  Therefore, holders of the Company’s common stock may be unable to sell their shares at any price, whether or not such shares have been registered for resale.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common shares, significant sales of our common shares, or the expectation of these sales, could cause our share price to fall. Also, as a result of the Company’s withdrawal from Amex, the Company will not be required to seek, and will, generally, not seek, shareholder approval in connection with its equity offerings.

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

WE MAY NEED ADDITIONAL FUNDING. THE ISSUANCE OF ADDITIONAL SECURITIES IN CONNECTION WITH SUCH FUNDING AND THE ISSUANCE OF THE COMMON STOCK UPON EXERCISE OR CONVERSION AND IN PAYMENT OF DIVIDENDS AND INTEREST ON THE PREFERRED AND ON OUTSTANDING CONVERTIBLE SECURITIES COULD RESULT IN PRICE REDUCTIONS IN OUTSTANDING SECURITIES AND SUBSTANTIAL DILUTION.

We will need additional equity funding to provide the capital to achieve our objectives. Additional sales of substantial amounts of the Common Stock and securities convertible into our Common Stock could reduce the market price for the Common Stock. Such equity issuance would cause a substantially larger number of shares to be outstanding, thereby diluting the ownership interest of our existing shareholders. In addition, public sales of substantial amounts of the Common Stock after this offering could reduce the market price for the Common Stock. If we raise capital in the future by issuing additional equity securities, investors may experience a decline in the value of their securities.

We are authorized to issue up to 200,000,000 shares of our Common Stock, of which 8,393,971 were outstanding at the close of business on March 17, 2011, and 10,000,000 shares of preferred stock, of which 968,858 were outstanding at the close of business on March 17, 2010. Our Articles of Incorporation (as amended to date) gives our Board of Directors authority to issue the undesignated shares of preferred stock with such designations, rights, preferences and limitations as the Board may determine. The Board has designated 5 Million shares of a Series A Convertible Preferred Stock but has no current intention of issues any of the Series A Preferred Stock.  The aggregate number of shares issuable pursuant to outstanding warrants, including those issued in connection with the Notes and Series I Preferred Stock is 18,779,750 and pursuant to outstanding options is approximately 3,484,833 shares.  At March 17, 2011, we also had approximately 16,271,834 shares of our Common Stock reserved for future stock options under our 2004 Equity Incentive Plan.  The issuance of shares of our Common Stock upon conversion of the Series I Preferred Stock, the 2008 Notes or the 2009 Notes, exercise of the Warrants and exercise of outstanding options and warrants, or in other transactions would cause dilution of existing shareholders’ percentage ownership of the Company. Holders of our Common Stock do not have preemptive rights, meaning that current shareholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our Common Stock. We also entered into registration rights agreements in connection with the Notes pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes, Series I Preferred Stock and the Warrants.

BRIGHTLINE VENTURES I LLC BENEFICIALLY OWNS MORE THAN 69.08% OF OUR COMMON STOCK. UPON REGISTRATION UNDER THE SECURITIES ACT OF 1933, THESE SHARES WILL BE GENERALLY AVAILABLE FOR RESALE IN THE PUBLIC MARKET.

Brightline Ventures I, LLC (“Brightline”) purchased 381.25 Units consisting of 2009 Notes in the aggregate principal amount of $3,812,500. The 2009 Notes are initially convertible, at a $1.00 per share, into 3,812,500 shares of our Common Stock. Brightline also acquired Warrants exercisable over a five year period for 5,718,750 shares of our Common Stock at $1.50 per share. In connection therewith the Company agreed to use it best efforts to nominate a designee of Brightline to our Board. At the December 2009 Annual Meeting of our shareholders Edward Smith III was elected to our Board.  In connection with the purchase of the Units the Company granted Brightline registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants. Between June 2010 and December  2010, Brightline purchased 439.529 Units of our Series I Preferred stock consisting of 879,058 shares of the Series I Preferred Stock convertible into 4,395,291 shares of our common stock a an initial conversion price of  $1.00 per share  and warrants to purchase 6,592,937 shares of our Common stock at $1.50 per share.  On March 17, 2011, the Company sold Brightline 665,339 shares of convertible Preferred Series II Stock with an issue price of $5.00 per share, and 4,990,046 warrants with an exercise price of $1.50 per share.  The Preferred Stock converts at a price of $1.00 per share into 3,326,697 shares of the Company’s Common Stock, exclusive of an 8% dividend, which is also convertible into Common Stock

THE NUMBER OF SHARES OF OUR COMMON STOCK OUTSTANDING AND ISSUABLE UPON THE CONVERSION OR EXERCISE OF THE 2008 THROUGH 2010 NOTES, PREFERRED STOCK AND WARRANTS HAS INCREASED SUBSTANTIALLY AS A RESULT OF PRIVATE PLACEMENTS AND CERTAIN PURCHASERS BENEFICIALLY OWN SIGNIFICANT BLOCKS OF OUR COMMON STOCK. UPON REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, THESE SHARES WILL BE GENERALLY AVAILABLE FOR RESALE IN THE PUBLIC MARKET.

The aggregate number of shares issuable pursuant to convertible notes issued in 2008 through 2010 is 6,013,000.  At maturity, assuming the holders elected to receive shares instead of cash, interest on the 2008 through 2010 Notes would be convertible into an additional 961,282 shares at full maturity.  The aggregate number of shares issuable pursuant to outstanding warrants, including those issued in 2008 through 2010, is 18,779,754.  We also entered into registration rights agreements in connection with the 2008 through 2010 private placements pursuant to which we have agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the Common Stock underlying the Notes and the Warrants.

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

THE TRADING PRICE OF THE COMMON STOCK IS VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT OUR SECURITIES TO DECLINE.

The market price of shares of our Common Stock has been volatile.    The market price of our common stock has in the past been highly volatile. In fiscal 2009, our common stock traded in the range of $2.20 to $0.25 per share; in fiscal 2010, our common stock traded in the range of $1.95 to $0.31 per share. In the first quarter of 2011 our stock traded in the rage of $1.65 to $0.85. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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

WE DO NOT PLAN TO PAY DIVIDENDS TO HOLDERS OF COMMON STOCK.

We do not anticipate paying cash dividends to the holders of the Common Stock at any time. Moreover, our outstanding 2008 Notes, 2009 Notes and Series I Preferred Stock prohibit the payment of dividends on any capital stock without the consent of the holders of the notes and the Series I Preferred Stock.  Accordingly, investors must rely upon subsequent sales after price appreciation as the sole method to realize a gain on investment. There are no assurances that the price of Common Stock will ever appreciate in value. Investors seeking cash dividends should not buy our securities.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 2, 2010, our Shareholders approved the re-appointment of M&K CPAs, LLC as our public accountant.  There are no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2010, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.
As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2010, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the period ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AGE	NAME	POSITION

54	Steve J. Cohen	Director and President

40	Brian Chaiken	Chief Financial Officer

60	Mark Hershhorn	Director

52	Brian Israel	Director

35	Edward Smith III	Director

61	Morris Garfinkle	Director

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

BRIAN S. ISRAEL was appointed on May 23, 2007 to fill a vacancy on the Company’s Board of Directors.  He presently serves as Chairman of the Compensation and Nominating Committees.  Mr. Israel spent more than 20 years in the real estate finance industry, during which he managed teams responsible for production; operations; risk management; product development; and technology. In his most recent position, he served From March 1989 to January 2004 as Vice President and Division Administrator for the Residential Mortgage Division of Harris Trust and Savings Bank.  He is a former Member of the Federal National Mortgage Association's Regional Lender and Affordable Housing Advisory Boards, and in 2000, became the 80th President of the Illinois Mortgage Banker's Association.  Since retiring from the corporate world in January of 2004, he has dedicated much of his time and energy to community service, as a Partner in the Chicago Federal Reserve's Money Smart financial literacy education program; on the Executive Committee of the River North Residents' Association; as a Mentor and Advisory Council Member of Big Brothers Big Sisters of Metropolitan Chicago; on the Advisory Board of Step Out USA; and as a Member of the Ely Chapter of Lambda Alpha International.  He also provides strategic planning, training and project management services to businesses and non-profit entities as an independent consultant and serves as President of North Shore Custom Homes, Ltd.

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

MORRIS GARFINKLE, was appointed on March 25, 2009 to fill a vacancy on the Company’s Board of Directors.  He presently serves as Chairman of the Audit Committee.  He is the Founder, President and CEO of GCW Consulting, a consulting firm based out of Arlington, Virginia.  He received his Juris Doctor from Georgetown University and his B.S. in Economics (cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania.  He was appointed to the Board in March of 2009, and reelected by the shareholders at the December 22, 2009 shareholders’ meeting.  Mr. Garfinkle has over 35 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising.  His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others.  He also served on the Board of Directors of HMSHost from 2000 - 2006.

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

AUDIT COMMITTEE

The Board of Directors has an Audit Committee composed of one director, Morris Garfinkle, who is considered an “independent director" under the rules of the American Stock Exchange and the Securities and Exchange Commission.  The Board of Directors has determined that Morris Garfinkle qualifies as an "audit committee financial expert" under SEC rules.  The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants.  The Company’s Audit Committee Policy is published on our website at http://www.ztrim.com/pages/audit_committee_policy/39.php.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated there under, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the company. Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2010 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2010, complied with all Section 16(a) filing requirements applicable to such individuals, except that Morris Garfinkle was late in filing a Form 4, which was filed on July 14, 2010.

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

 All Board members are expected to attend our Annual Meeting of Shareholders, unless an emergency prevents them from doing so. At our 2009 and 2010 Annual Meetings, all of our directors standing for election attended.

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

The following table summarizes the compensation earned in the fiscal years ended December 31, 2010 and 2009 by our chief executive officer and the two most highly paid executive officers whose total  salary and bonus awards  exceeded  $100,000 for the fiscal years ended  December 31, 2010 and 2009. In this document, we refer to these individuals as our "named executive officers."

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL
POSITION	YEAR	SALARY	BONUS	OPTION AWARDS(1)	TOTAL ($)

Steve J. Cohen	2010	$138,541		$336,000	$474,541
Director and President	2009	$141,181	--	$346,500	$487,681

Triveni Shukla	2010	$102,350		$116,000	$218,350
Former Director and VP	2009	$141,153	--	$318,150	$459,303

Brian Chaiken	2010	$118,340		$304,500	$422,840
Chief Financial Officer	2009	$114,751	--	$318,150	$432,901

(1) The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2009 and 2010 in accordance with applicable accounting standards.

OPTION GRANTS

The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2010. All options are fully vested and exercisable.

OPTION GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                   PERCENT OF
                             NUMBER OF                           TOTAL
                         SECURITIES                            OPTIONS
                             UNDERLYING                         GRANTED                             TO EXERCISE OR
                            OPTIONS                                  EMPLOYEES                          BASE PRICE                                        EXPIRATION
NAME                GRANTED                                IN 2010                                    ($/SHARE)                                           DATE
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Steve J. Cohen                                210,000                                        13.2%                                $1.60                                       1/19/15
Triveni P. Shukla                              80,000                                          5.0%                                $1.45                                       1/19/15
Brian Chaiken                                  210,000                                        13.2%                               $1.45                                       1/19/15

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

     The following table contains information regarding outstanding equity awards held at December 31, 2010, by the named executive officers.
Name	Number of securities underlying unexercised options (#) exercisable	Option Exercise Price	Option expiration date
Steve Cohen	315,000	$1.10	5/10/2015
	210,000	$1.60	1/19/2015

Triveni Shukla	315,000	$1.01	5/10/2015
	80,000	$1.45	1/19/2015

Brian Chaiken	315,000	$1.01	5/10/2015
	210,000	$1.45	1/19/2015

2010 Director Compensation

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

The following table provides compensation for non-employee directors who served during fiscal 2010.

	2010 Compensation of Non-Employee Directors
Name	Fees Earned	Stock Awards	All Other	Total ($)
	($)	($)(1)	Compensation ($)(2)
Morris Garfinkle	$9,720	$58,500	$3,000	$71,220
Mark Hershhorn	$6,725	$58,500	$4,000	$69,225
Edward Smith	$4,500	$58,500	$3,000	$66,000
Brian Israel	$6,725	$58,500	$4,000	$69,225

(1)  Each Director received 30,000 shares of common stock on January 26, 2010.
(2) The Directors agreed to convert a portion of their respective fees for attendance at in-person meetings into investments in the Company’s 2009-2010 Convertible Debt Private Placement Offering.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The  following  table  sets  forth  information  regarding  the  beneficial ownership  of  our  common  stock  as  of  March 30,  2011,  by  the  following individuals, entities or groups:

•	each person or entity who we know beneficially owns more than five percent of our outstanding common stock;

•	each of the named executive officers;

•	each director and nominee; and

•	all directors and executive officers as a group.

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

     Applicable percentage  ownership  in  the  following  table  is  based  on 12,908,196 shares of common  stock  outstanding  as of April 12,  2011.  Except as provided below, the address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

	NUMBER OF	PERCENTAGE OF
NAME OF	SHARES	SHARES
BENEFICIAL OWNER	BENEFICIALLY OWNED	BENEFECIALLY OWNED

BENEFICIAL OWNERS

Brightline Ventures I, LLC (1) 1120 Avenue of the Americas, Suite 1505 New York, NY 10036	28,836,221	69.08%

CURRENT DIRECTORS AND EXECUTIVE OFFICERS All such addresses are: 1011 Campus Dr., Mundelein, IL 60060

Steve J. Cohen (2)	770,700	5.63%
Mark Hershhorn (3)	452,834	3.39%
Brian Israel (4)	215,297	1.64%
Mo Garfinkle (5)	595,171	4.41%
Brian Chaiken (6)	770,700	5.63%
Ed Smith (1)(7)	142,500	1.09%

Total of All Current Directors and Executive Officers
	2,682,443	18.59%

(1) Brightline Capital Management, LLC, a Delaware limited liability company ("Brightline Capital"), Nick Khera,  and Brightline Ventures I, LLC, a Delaware limited liability company ("Brightline Ventures"), each are deemed to beneficially own 69.08% of the Company’s Common Stock, par value $0.00005 per share (the "Shares"), and (ii) Edward B. Smith, III, beneficially owns 1.09% of the Shares.  Messrs. Khera and Smith are the managing members of Brightline Capital, an investment management firm that serves as the investment manager of Brightline Ventures. Brightline Venture holds promissory notes convertible, Series I Preferred Stock, Series II Preferred Stock and warrants convertible and exercisable into 25,921,721 shares of common stock.  Mr. Smith owns an additional 142,500 Shares in a personal account. Messrs. Khera and Smith, through their roles at Brightline Capital, exercise investment discretion over Brightline Ventures.

(2) Includes ownership of 770,700 options to purchase shares of common stock
(3) Includes ownership of notes, warrants and Series I Convertible Preferred Stock to purchase or convert into 302,968 shares of common stock
(4) Includes ownership of warrants and Series I Convertible Preferred Stock to purchase or convert into 80,431 shares of common stock
(5) Includes ownership of warrants and Series I Convertible Preferred Stock to purchase or convert into 309,992 shares of common stock
(6) Includes ownership of notes and warrants convertible into 770,700 shares of common stock
(7) Mr. Smith is a Managing Partner of Brightline Ventures I, LLC -- see Note (1) above, and his personal holdings include 3,000 shares of Series I Convertible Preferred Stock, which convert into 15,000 shares of common stock, and warrants to purchase 22,500 shares of common stock at an exercise price of $1.50.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Blackman Kallick, LLP for professional services rendered for the fiscal year ended December 31, 2010 and December 31, 2009, respectively:

              FEE CATEGORY                                                                      2010              2009
         --------------------------                                                                ----------------- -----------------

         --------------------------                                                                ----------------- -----------------
         Audit Fees (1)                                                                                 --                      $13,011
         --------------------------                                                                ----------------- -----------------
         Audit-Related Fees (2)                                                                   --                       --
         --------------------------                                                                ----------------- -----------------
         Tax Fees (3)                                                                                      --                      --
         --------------------------                                                                ----------------- -----------------
         All Other Fees (4)                                                                            --                       --
         --------------------------                                                                ----------------- -----------------
         Total Fees                                                                                        --                    $13,011
         --------------------------                                                                ------------------ -----------------

 The following is a summary of the fees billed to us by M&K, CPAs, PLLC for professional services rendered for the fiscal year ended December 31, 2010 and December 31, 2009, respectively:

              FEE CATEGORY                                                                      2010              2009
         --------------------------                                                                ----------------- -----------------

         --------------------------                                                                ----------------- -----------------
         Audit Fees (1)                                                                            $80,100               $89,484
         --------------------------                                                                ----------------- -----------------
         Audit-Related Fees (2)                                                                          --                   --
         --------------------------                                                                ----------------- -----------------
         Tax Fees (3)                                                                                   $ 4,115                  --
         --------------------------                                                                ----------------- -----------------
         All Other Fees (4)                                                                               --                     --
         --------------------------                                                                ----------------- -----------------
         Total Fees                                                                                    $84,115              $89,484
         --------------------------                                                                ------------------ -----------------

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 13, 2011.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 13, 2011.

/s/ Steven J. Cohen
----------------------
Steven J. Cohen
Director and Chief Executive Officer
(principal executive officer)

/S/ Brian Chaiken
--------------------
Brian Chaiken
Chief Financial Officer
(principal financial
or accounting officer)

/S/ Mark Hershhorn
----------------------
Mark Hershhorn
Director

/S/ Brian Israel
---------------------
Brian Israel
Director

/S/ Edward Smith III
----------------------
Edward Smith III
Director

/S/ Morris Garfinkle
----------------------
Morris Garfinkle
Director

INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION

3(i)	Restated Articles of Incorporation of Z Trim Holdings, Inc. (filed as Exhibit 3(i) to eh Company's Form 10-K filed on April 9, 2010, and incorporated herein by reference).

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

----------------------
*Filed herewith

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets for the years ended December 31, 2010 and 2009	F-3 & 4

Statements of Operations for the years ended December 31, 2010 and 2009	F-5

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2010 and 2009	F-6

Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Z Trim Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Z Trim Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

/s/ M&K CPAs,PLLC Houston, Texas April 13, 2011

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

DECEMBER 31, 2010 and 2009

ASSETS

	12/31/2010	12/31/2009

Current Assets
Cash and cash equivalents	$ 2,327,013	$ 324,784
Accounts receivable	205,409	96,024
Inventory	87,108	118,979
Prepaid expenses and other assets	93,181	97,802
Prepaid Loan Cost , Net	-	368,171

Total current assets	2,712,711	1,005,760

Long Term Assets
Property and equipment, net	2,914,880	3,545,344
Deposit on Fixed Asset	137,450	-
Deposits	15,003	15,003

Total other assets	3,067,333	3,560,347

TOTAL ASSETS	$ 5,780,044	$ 4,566,107

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

DECEMBER 31, 2010 and 2009

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	12/31/2010	12/31/2009

Current Liabilities
Accounts payable	$ 356,567	$ 373,841
Dividends payable	66,934	-
Accrued expenses and other	790,462	700,830
Accrued Liquidated Damages	111,028	80,100
Derivative Liabilities	13,528,355	10,285,578
Convertible Notes Payable, Net	3,352,985	4,008,950
Total Current Liabilities	18,206,331	15,449,299

Total Liabilities	18,206,331	15,449,299

Commitment & Contingencies
Convertible, Redeemable Preferred Stock
Preferred stock, $0.01 par value; authorized 1,000,000 shares;
issued and outstanding 956,858 and 0 shares, December 31, 2010
and December 31, 2009 respectively	4,784,291	-
Discount on Preferred Stock	(4,457,406)	-
Net Preferred Stock	326,885	-

Total Commitment & Contingencies	326,885	-

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 8,091,769 and
2,806,878 shares, December 31, 2010 and December 31, 2009	405	140
respectively
Additional paid-in capital	84,162,726	75,119,074
Accumulated deficit	(96,916,303)	(86,002,406)

Total Stockholders' Equity (Deficit)	(12,753,172)	(10,883,192)

TOTAL LIABILITIES & CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,780,044	$ 4,566,107

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED December 31,	2010	2009

REVENUES:
Products	$ 903,780	$ 559,910
Total revenues	903,780	559,910

COST OF REVENUES:
Products	2,370,428	1,679,148
Total cost of revenues	2,370,428	1,679,148

GROSS MARGIN	(1,466,648)	(1,119,238)

OPERATING EXPENSES:
Selling, general and administrative	6,857,371	4,729,683
Loss(Gain) on asset disposals, net	40,359	126,651
Total operating expenses	6,897,730	4,856,334

OPERATING LOSS	(8,364,378)	(5,975,572)

OTHER INCOME (EXPENSES):
Rental and other income	397	3,826
Interest income	1,560	901
Interest expense	(170)	(5,947)
Finance charge	(7,500)	-
Interest expense - Note Payable	(4,362,649)	(2,426,032)
Liquidated Damages	(30,928)	(80,100)
Change in Fair Value - Derivative	2,434,939	(2,343,885)
Loss on Derivative Settlement	(507,028)	(1,279,634)
Settlement (loss) gain	(78,140)	(103,137)
Total other income (expenses)	(2,549,519)	(6,234,008)

NET LOSS	$ (10,913,897)	$ (12,209,580)

Preferred Dividends Payable	66,934	-
Accretion of Discount of Preferred Stock	287,163	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (11,267,994)	$ (12,209,580)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (2.03)	$ (4.48)

Weighted Average Number of Shares Basic and Diluted	5,550,277	2,727,793

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Shares of		Additional
	Common	Common	Paid-In	Unamortized	Accumulated
	Stock	Stock	Capital	Expenses	Deficit	Total

Balance at December 31, 2008	2,597,879	3,904	74,484,074	0	(71,662,875)	2,825,103

Common Stock reduced due to split		(3,774)	3,774			-
Stock issued for accounts payable	60,000	2	104,399			104,401
Stock issued for directors fees	90,000	5	46,196			46,201
Exercised warrants or options	4,365	0	4,365			4,365
Exercised cashless warrants	51,927	3	(3)			-
Stock Based Compensation			565,848			565,848
Initial valuation of the derivative liabilities			(89,579)		(2,129,951)	(2,219,530)
Rounding due to reverse stock split	2,707		0			-
Net loss					(12,209,580)	(12,209,580)
Balance at December 31, 2009	2,806,878	140	75,119,074	-	(86,002,406)	(10,883,192)

Stock issued for directors fees	120,000	6	233,994			234,000
Stock issued for services	350,000	18	489,982			490,000
Exercised of converted notes share	4,412,976	221	4,412,755			4,412,976
Exercised warrants or options	108,172	5	17,500			17,505
Exercised cashless warrants	293,743	15	(15)			-
Stock Based Compensation			2,882,168			2,882,168
Derivative on exercise/canc warrants			1,361,365			1,361,365
Dividends Payable			(66,934)			(66,934)
Amortization of Discount			(287,163)			(287,163)
Net loss					(10,913,897)	(10,913,897)
Balance at December 31, 2010	8,091,769	405	84,162,726	-	(96,916,303)	(12,753,172)

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,913,897)	(12,209,580)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Depreciation	856,094	922,321
Loss on asset disposal	40,359	128,416
Change in Derivative Liability, net of bifurcation	(1,927,911)	3,623,519
Stock based compensation	2,882,168	565,848
Shares issued for director fees	234,000	46,201
Shares and Warrants issued for debt	-	106,948
Shares & Warrants issued for Services	490,000	632,982
Interest Charge on BCF	3,316,914	1,449,214
Loan Cost Amortization	368,171	512,479
Interest on conversion of NP	5,605	-
Changes in operating assets and liabilities
Accounts receivable	(109,385)	110,207
Inventory	31,871	63,991
Prepaid expenses and other assets	4,621	(3,907)
Increase/(Decrease) in:
Accounts payable and accrued expenses	728,334	801,629
Accrued Liquidated Damages	30,928	80,100

CASH USED FOR OPERATING ACTIVITIES	(3,962,128)	(3,169,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(477,239)	(389,145)
Proceeds from asset disposals	73,800	94,500
CASH USED FOR INVESTING ACTIVITIES	(403,439)	(294,645)

CASH FLOWS FROM FINANCING ACTIVITES
Borrowing on debt	1,816,000	3,192,000
Principal payment on debt	(250,000)	-
Proceeds from sale of preferred stock	4,784,291	-
Proceeds from sale of common stock	17,505	4,365
CASH PROVIDED BY FINANCING ACTIVITIES	6,367,796	3,196,365
NET (DECREASE)INCREASE IN CASH	2,002,229	(267,912)

CASH AT BEGINNING OF YEAR	324,784	592,696

CASH AT THE YEAR ENDED DECEMBER 31	2,327,013	324,784

Supplemental Disclosures of Cash Flow Information:

Issuance of common stock for issuance of stock
Cash less exercise of warrants	15	-
Note Payable conversion	4,412,976	-
Discount on convertible debentures	1,816,000	3,747,000
Discount on preferred stock	4,744,569	-
Amortization on preferred stock	287,163	-
Change in derivative liability due to exercise of warrants	422,306	-
Change in derivative liability due to conversion of NP	939,059	-
Dividends Payable	66,934	-
Transfer from Deposit on Fixed Assets to Construction in Progress	-	240,000
Cummulative Effect - Adoption of derivative value	-	2,129,951
Convertible Debr issued for settlement of AP	-	555,000

The accompanying notes are an integral part of the consolidated financial statements.

Z Trim Holdings, Inc.
Notes To Financial Statements
December 31, 2010

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 –GOING CONCERN

For the year ended December 31, 2009, we did not have enough cash on hand to meet our current liabilities or to fund on-going operations beyond one year.  As a result, the report of independent registered public accounting firm included an explanatory paragraph in respect to the substantial doubt of our ability to continue as a going concern.

Our cash on hand as of December 31, 2010 is $2,327,013.  Since June 2010, as outlined in Footnotes 8, 9, 12 and 21 herein, we brought in $8,170,988 in funds through the sale of Preferred Stock, and our investors converted approximately $8,100,000 of convertible debt into common stock. In addition to the fundraising efforts, we intend to make capital expenditures necessary to increase our capacity and to reduce our cost per pound. Due to the expected increase in production capacity, we anticipate our sales for fiscal year ended December 31, 2011 will approximately double those of fiscal year ended December 31, 2010.

Although we have recurring operating losses and negative cash flows from operating activities, we have positive working capital and believe we have enough cash on hand to satisfy current obligations.  If we are unsuccessful in our plans to increase revenue and capacity, the impact may have a material impairment on our ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2010 and 2009, the allowance for doubtful accounts was $0.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

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

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009, and 2010, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2010 and 2009, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at December 31, 2010 and 2009 was $13,528,355 and $10,285,578, respectively and the gain due to valuation for the twelve months ended December 31, 2010 $1,927,911. The loss due to valuation for the twelve months ended December 31, 2009 was $3,623,519.

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the year ended December 31, 2010 and 2009 was $5,654 and $13,953 respectively.

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

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $2,882,168 and $565,848 for the year ended December 31, 2010 and 2009, respectively.

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

The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of the pronouncement on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At December 31, 2010, the Company recorded a derivative liability of $13,528,355 and a change in the fair value – derivative liability for the year ended December 31, 2010 of $1,927,911.  At December 31, 2009, the Company recorded a derivative liability of $10,285,578 and a change in the fair value – derivative liability for the year ended December 31, 2009 of ($3,623,519).

NOTE 4 – INVENTORY

At December 31, inventory consists of the following:

	12/31/2010	12/31/2009
Raw materials	$ 24,020	$ 23,773
Packaging	2,764	1,010
Work-in-process	7,584	7,437
Finished goods	52,740	80,299
Other Inventory	-	6,461
Total inventory	$ 87,108	$ 118,979

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment, net consists of the following:

	12/31/2010	12/31/2009
Production, engineering and other equipment	$5,751,832	$5,651,279
Leasehold improvements	2,901,002	2,822,834
Office equipment and furniture	577,226	577,226
Computer equipment and related software	140,246	140,246
Construction in process - Equipment	0	72,177
	$9,370,306	$9,263,762
Accumulated depreciation	($6,455,426)	($5,718,418)
Property and equipment, net	$2,914,880	$3,545,344

NOTE 6 – INTANGIBLE ASSETS

No significant intangible assets were acquired in either 2010 or 2009.

NOTE 7 – ACCRUED  EXPENSES

At December 31, accrued expenses consist of the following:

	12/31/2010	12/31/2009
Accrued legal	$ 670		$0
Accrued payroll and taxes	5,373		4,787
Accrued Settlements	78,140		0
Accrued Interest	604,412		575,357
Accrued expenses and other	101,867		120,686
Total accrued expenses & other	$ 790,462		$700,830

NOTE 8–CONVERTIBLE NOTES PAYABLE

2009 AND 2010 CONVERTIBLE NOTES

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

Between May 1 and May 14, 2009, we entered into private placement subscription agreements pursuant to which we sold 38.5 units consisting of convertible notes and warrants, for an aggregate offering price of $385,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report. The Notes are convertible into a total of 385,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant, one to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the note-holders were 577,500. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009? The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying documents which have been filed as exhibits to the April 21, 2009 Form 8-K.

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

Since October 15, 2009, we had sold an additional 1.7 units for an aggregate offering price of $17,000, of which $12,000 was in return for forgiveness of rent owed to our landlord. Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the “Security Agreement”).  The Notes are convertible into a total of 1,317,000 shares of Common Stock exclusive of interest.  The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes.  The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The total warrants issued to the purchasers were 1,975,500.   The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the “2009 Units”).

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

On January 15, 2010, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(the “purchaser” or “Brightline”) pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000.  The Company has agreed to extend Brightline's right to invest an additional $1,200,000 on substantially similar terms until February 28, 2010.  Also, we issued an additional 1.2 units for an aggregate offering price of $12,000, which was in return for forgiveness of rent owed to our landlord.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the “Security Agreement”).  The Notes are convertible into a total of 1,312,000 shares of Common Stock exclusive of interest.  The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes.  The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The total warrants issued to the purchasers were 1,968,000.   The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the “2009 Units”).

Between February 1 and December 31, 2010, we entered into a series of private placement subscription agreements with accredited investors (the “purchasers”) pursuant to which we sold 50.4 units consisting of convertible notes and warrants, for an aggregate offering price of $504,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the “Security Agreement”).  The Notes are convertible into a total of 504,000 shares of Common Stock exclusive of interest.  The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes.  The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The total warrants issued to the purchasers were 756,000.   The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the “2009 Units”).

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

We determined that all of the securities sold and issued in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.  We based this determination on the non-public manner in which we offered the securities and on the representations of the persons purchasing such securities, which included, in pertinent part, that such persons were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise dispose of without registration under the Act or an applicable exemption therefrom.

For the period ended December 31, 2010 and 2009, the Company recorded a debt discount in the amount of $1,816,000 and $3,747,000.  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.   The warrant and beneficial conversion feature exceeded the face value of the note.  The total debt discount as of December 31, 2010 and 2009, was $2,660,015 and $4,195,050, respectively, net of total amortization for the twelve months ended December 31, 2010 and 2009 of $3,316,914 and $1,449,214, respectively.

2008 CONVERTIBLE NOTES

In 2008, we sold $4,457,000, which came due in 2010. As of December 31, 2010, $3,707,000 principal and $651,893 interest was converted into stock, and $250,000 was repaid resulting in an ending balance of $500,000. Of the $500,000, $100,000 was extended to April 12, 2012 and $400,000 was in default.   Subsequent to the period ended December 31, 2010, $100,000 was redeemed in March 2011, and the remaining $300,000 was converted into common stock in April 2011.

Of the total principal balance outstanding of $6,013,000 and $8,204,000 at December 31, 2010 and 2009, $3,968,500 and $2,884,500, respectively represents related party convertible notes.

AMORTIZATION ON CONVERTIBLE NOTES

For the twelve months ending December 31, 2010, the Company recognized debt discount amortization in the amount of $3,316,914.For the twelve months ending December 31, 2009, the Company recognized debt discount amortization in the amount of $1,449,214.

The convertible note payable balance as of December 31, 2010 of $6,013,000, excluding the debt discount of $2,660,015, matures as follows:

Year Ended                               Principal
     2010                                              500,000
  2011                                           3,697,000
  2012                                           1,816,000
  2013                                                        -
  2014                                                        -

Total                                           6,013,000

NOTE 9 - PREFERRED STOCK

Between June 3 and 7, 2010, we entered into 5 private placement subscription agreements with investors pursuant to which we sold 92.1 units consisting of Preferred Stock and warrants, for an aggregate offering price of $921,000.   Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with  rights to:  (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends.  The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company.  Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.  The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

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

On July 29, 2010 the Company filed a registration statement with the SEC covering all of the shares of common stock underlying the Series 1 Preferred Stock, dividends thereon, and accompanying warrants, purchased by the 5 investors between June 3 and 7, 2010.  This registration statement was made effective by the SEC on August 5, 2010.

On September 7, 2010, we entered into a private placement subscription agreement with an investor pursuant to which we sold 30 units consisting of Preferred Stock and warrants, for an aggregate offering price of $300,000.   Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with  rights to:  (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends.  The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company.  Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.  The Preferred Stock terms may be amended by the Company and  the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

The Preferred Stock is convertible into a total of 300,000 shares of Common Stock.  The investor also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The total warrants issued to the investor were 450,000.  Brightline Ventures I, LLC, invested $300,000 of the total amount set forth in the preceding paragraph.  Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits to the Form 8-K filed by the Company on June 7, 2010.

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

Between December 15 and 29, 2010, we entered into 2 private placement subscription agreements with investors pursuant to which we sold 333.7291 units consisting of Preferred Stock and warrants, for an aggregate offering price of $3,337,291. Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms. The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

The Preferred Stock is convertible into a total of 3,337,291 shares of Common Stock. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”). The total warrants issued to the investors were 5,005,937. Brightline Ventures I, LLC, invested $3,087,291 of the total amount set forth in the preceding paragraph. Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC.

We continue to negotiate a registration rights agreement with Brightline pursuant to which we will agree to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, which are attached as exhibits to the Form 8-K filed by the Company on June 7, 2010.

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

NOTE 10 - LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement has not been declared effective as the Company is not S-3 eligible and will need to file an amended filing to convert the S-3 to an S-1. Management filed the S-1 on May 25, 2010. Under the terms of the registration rights agreement, as partial compensation, the Company may be required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of December 31, 2010, there are 5 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages, the amount of $111,028.

NOTE 11 –DERIVATIVE LIABILITIES

The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2010, 2009, and 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased from $10,258,578 at December 31, 2009 to $13,528,355 at December 31, 2010. As of January 1, 2009, the fair value of these warrants of $2,219,530 was recognized and resulted in a cumulative effect adjustment to accumulated deficit of $86,002,406. The change in fair value during the year ended December 31, 2010 resulted in a gain of $2,434,939 of which $507,028 is recorded as a derivative loss for a total change of $1,927,911. The change in fair value during the year ended December 31, 2009 of $4,319,048. $3,623,519 is recorded as a derivative loss, $632,982 is included in selling, general, and administrative expenses for warrants issued for services, and $62,547 is included in settlement loss for warrants issued for accounts payable.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009

Common stock warrants	9,041,049	5,387,788
Embedded conversion features –part of note discount	4,487,306	4,897,790

Total	$13,528,355	$10,285,578

	December 31, 2010	December 31, 2009
Cumulative Effect	-	2,219,530
Beginning Balance	10,285,578	-
Bifurcated Amount	6,560,569	3,747,000
Change in Derivative Liability	(1,927,911)	4,319,048
Change in Derivative Liability-Conversion	(1,389,881)	4,319,048
Total	$ 13,528,355	$ 10,285,578

NOTE 12–EQUITY

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

COMMON STOCK ISSUED FOR SERVICES

In 2010, the Board of Directors approved a grant of 30,000 shares of common stock to each of the Company’s   four external directors.  A tax gross up of up to 35% was included, not to exceed $10,000.  120,000 shares were granted on January 4, 2010, with a fair market value of $234,000   based on the closing price of stock on the grant date.

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

COMMON STOCK ISSUED FOR DEBT CONVERSION

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

Between October 1 and December 31, 2010, Z Trim Holdings, Inc. (the "Company") issued 49,853 shares of  its common stock, $.00005 par value per share, upon conversion to common stock of $40,000 principal amount of its 8% Convertible Secured Notes Due in 2010 (the "Notes"), as well as interest of $9,853 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $6,013,000 and increased its common stock and additional-paid-in capital by an aggregate of $49,853.

All debt was converted into Common Stock at the stated conversion price and terms pursuant to the respective convertible debenture agreement therefore, there was no gain or loss recorded at date of conversion.

COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS AND/OR OPTIONS

During 2010, 108,172 stock warrants were exercised for cash of $17,505, and no options were exercised.  In 2009, 4,365 warrants were exercised for cash, and no options were exercised.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

During 2010, the company issued 293,742 shares of common stock on the cashless exercise of warrants. 51,927 shares of common stock were issued on the cashless exercise of warrants in 2009.

NOTE 13 – STOCK OPTION PLAN AND WARRANTS

EXERCISING OPTIONS AND WARRANTS

During 2010, 108,172 stock warrants were exercised, and no options were exercised.  In 2009, 4,365 stock warrants were exercised and no options were exercised.  During 2010, the company issued 293,742 shares of common stock on the cashless exercise of warrants. During 2009, the company issued 51,927 shares of common stock on the cashless exercise of warrants.

A summary of the status of the warrants issued by the Company as of December 31, 2010 and 2009 are as follows:

	Year Ended		Year Ended
	12/31/2010		12/31/2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,682,380	$1.61	1,084,368	$7.55
Granted	9,900,437	$1.50	10,356,465	$1.46
Exercised	(108,172)	$0.16	(4,365)	$1.00
Cashless	(344,892)	$0.19	(57,051)	$0.09
Expired and Cancelled	(350,000)	$1.10	(1,697,037)	$4.55
	18,779,753		9,682,380

Outstanding, end of period	18,779,753	$1.59	9,682,380	$1.61

Unexercisable at end of period			(87,500)
Exercisable at end of period	18,779,753	$1.62	9,594,880	$1.61

As of December 31, 2010 and 2009, the Company has warrants outstanding to purchase 18,779,754 and 9,594,880 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through December of 2015.   There were 9,900,437 and 10,356,465 warrants issued in 2010 and 2009 respectively.  The fair value of the option granted are included in the derivative liability calculation as the warrant agreements contain reset provisions to the exercise price.

STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options issued by the Company as of December 31, 2010 and 2009 are as follows:

	12/31/2010		12/31/2009
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,405,062	$ 0.66	431,073	$ 32.04
Granted	3,767,500	$ 1.21	1,320,000	$ 0.45
Exercised	-	$ -	-	$ -
Expired and Cancelled	(1,687,729)	$ 2.18	(346,011)	$ 31.24
Outstanding at end of period	3,484,833	$ 0.52	1,405,062	$ 2.56

Exercisable at end of period	3,401,333	$ 1.29	1,405,062	$ 0.66

At December 31, 2010, the aggregate intrinsic value of all outstanding options was $0 of which 3,401,333 outstanding options are currently exercisable at a weighted average exercise price of $1.29 and a weighted average remaining contractual term of 1.2 years.

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

	2010	2009
Weighted average fair value per option granted	$ 0.93	$ 0.43
Risk-free interest rate	0.87%	1.99 - 2.99%
Expected dividend yield	0.00%	0.00%
Expected lives	1 - 2.5	1 - 2.5
Expected volatility	185.39 - 191.63%	130.25 - 250.50%

During 2010, the Company granted 3,767,500 options to employees of which 1,882,500 shares were reissued after retiring 1,255,000 shares issued in 2009.  55% of the options were fully vested at the grant date.  The remaining 45% vested every three months with the options becoming fully vested August 10, 2011.  At December 31, 2010, the Company recognized a total of $2,882,168 in stock based compensation related to the options granted above.

As of December 31, 2010, the Company had reserved 16,271,834 million shares of Common Stock to be issued upon the exercise of qualified options issued under the Plan.  As of December 31, 2009 the Company had 6,117,536 million shares available for grant under the Plan.

Stock options outstanding at December 31, 2010 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	3,251,500	6.6	$ 1.52	3,168,000
$1.51-$3.00	225,000	3.3	$ 1.10	225,000
$3.01 & over	8,333	1.1	$ 40.80	8,333
	3,484,833	5.0	1.29	3,401,333

NOTE 14 – SETTLEMENT LOSSES

On August 4, 2010, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,139.81 plus approximately $31,000 in attorneys’ fees and costs.  The Company has filed an appeal of this award however has accrued $78,140 as of December 31, 2010.

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

NOTE 15 – INCOME TAXES

During 2010 and 2009, the Company incurred net losses, and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net loss carry forward is approximately $75,736,602 and $64,822,705 for the years ended December 31, 2010 and 2009 respectively, and will expire in the years 2019 through 2030.

At December 31, 2010, the net deferred tax asset consisted of the following:

Net Operating Loss                                                       $19,867,291
        Less:  Valuation allowance                                          ($19,867,291)
     Net Deferred tax asset                                               $_____       -

After evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.  Our tax return for the year ended December 31, 2010 may be subject to IRS audit.

NOTE 16 – MAJOR CUSTOMERS AND CONCENTRATIONS
The Company’s customers are food manufacturers, school districts and the general public.  There were three significant customers who accounted for 26%, 24% and 21% of total sales for the year ended December 31, 2010.  There were three significant customers who accounted for 20%, 20% and 14% of total sales for the year ended December 31, 2009.  Further, two significant customers accounted for 57% and 27% of the total accounts receivable for the year ended December 31, 2010.  Two significant customers accounted for 78% and 11% of the total accounts receivable for the year ended December 31, 2009.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At December 31, 2010 and 2009, $2,327,013 and $324,874 a, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 17 – COMMITTMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease until March 2012 and the required monthly rental payments increased to $21,000, exclusive of property taxes.   The Company also is responsible for payment of all property taxes.  Insurance and maintenance are billed when due.  If we were to lose this lease or not be able to extend our lease due to the specific requirements of our Company, the outcome to our operations could be substantial.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2011	273,035
2012	63,000
2013	-
2014	-
2015	-
$ 336,035

The total rent expense for the years ended December 31, 2010 and 2009, respectively, was $322,308 and $351,472.

NOTE 18– PENDING LITIGATION/ CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The Company currently has a Motion to dismiss pending in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois.  The pleadings are still at issue and discovery is underway.  Thus, the outcome is unknown as of the report date.

On August 4, 2010, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and costs for a total of $78,140.  The Company has filed an appeal of this award.

NOTE 19 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2010.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 20 – RELATED PARTY TRANSACTIONS

On April 15, 2009, two of the Company’s external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors’ fees (80% of which is past due), to the purchase of Units pursuant to the terms of the convertible notes set forth in Note 8 hereinabove.  Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering at the same time.

Of the total convertible debt principal balance outstanding of $6,013,000 and $8,204,000 at December 31, 2010 and 2009, $3,968,500 and $2,884,500, respectively were issued to related parties.

NOTE 21 – SUBSEQUENT EVENTS

On January 6, 2011, the Company issued 35,000 shares of the Company’s common stock to each of the four external directors for a total of 140,000 shares for director fees, valued at $147,000 based on the closing price of $1.05 per share at the date of grant.

On January 11, 2011, one investor exercised 20,833 warrants with an exercise price of $0.01 and 7,692 warrants with an exercise price of $0.30 into a total of 28,525 shares of the Company’s common stock valued at $2,520.  Another investor exercised 20,833 warrants with an exercise price of $0.01 into a total of 20,833 shares of the Company’s common stock valued at $208.

On February 9, 2011, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a onetime fee of 350,000 shares of Common Stock. Per the agreement, the shares will be issued as follows: 87,500 1 day after the effective date, 87,500 90 days after the effective date, 87,500 180 days after the effective date and 87,500 270 days after the effective date.  Therefore, as of March 23, 2011, 87,500 are recorded in stock payable.  If the Company files a registration statement within the next 6 months, the Company agrees to seek to register such shares on any such registration statement.

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

The description of the terms of sale of the securities described in this report is qualified in its entirety by reference to the full text of the underlying document which has been filed as exhibits to the Company’s Form 8-K filed with SEC on February 11, 2011.

On March 1, 2011, an investor converted his 2009 convertible note consisting of $100,000 principal and $12,844 interest at a conversion price of $1.00 into 112,844 shares of the Company’s common stock valued at $112,844.

On March 15, 2011, an investor converted the outstanding interest of his convertible note at a conversion price of $1.00 into 9,567 shares of the Company’s common stock valued at $9,567.

On March 17, 2011, investor converted the outstanding interest of his convertible note at a conversion price of $1.00 into 4,235 shares of the Company’s common stock valued at $4,235.

On March 18, 2011, we entered into a private placement subscription agreement with New York-based investment firm Brightline Ventures I, LLC ("Brightline"), pursuant to which we sold 332.6697 units consisting of Preferred Stock and warrants, for an aggregate offering price of $3,326,697. Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series II 8% Convertible Preferred Stock (“Series II Preferred Stock”) at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Series II Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Series II Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Series II Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 8% Senior Secured Convertible Notes due in 2011 and 2012 (the "2009 Notes")  are paid in full or until any such restrictions are waived. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Series II Preferred Stock terms.

The Series II Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares of Preferred Stock and such majority may also waive an adjustment to the Conversion Price. The Series II Preferred Stock is convertible into a total of 3,326,697 shares of Common Stock, exclusive of the shares of Common Stock issuable in connection with the 8% dividend. Brightline also received one five-year warrant for each Unit purchased, pursuant to which the holder may purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share (“Warrants”). The total warrants issued were 4,990,046. Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC.

We also entered into a registration rights agreement with Brightline pursuant to which we agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Series II Preferred Stock and Warrants.  In connection with the offering, Brightline, as the holder of a majority of the warrants issued in connection with the 2009 Notes (the "2009 Warrants") waived any price adjustment with respect to the 2009 Warrants.  Brightline also waived any price adjustment with respect to the warrants issued in connection with the Series I 8% Convertible Preferred Stock (the "Series I Preferred Stock Warrants") it purchased from the Company.  The Company is in the process of obtaining similar waivers from the other holders of the Series I Preferred Stock Warrants and the 2009 Warrants.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Series II terms, Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits hereto.

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

Between March 23 and April 12, the Company received requests from note holders to issue 4,412,923 shares of its common stock, upon conversion to common stock of $3,786,500 principal amount of its 8% Convertible Secured Notes Due in 2011 and 2012, as well as interest of $628,823 on the Notes.  Among those converting debt to equity were the Company’s external Board members, and the Company’s largest investor, Brightline Ventures I, LLC.  Of the approximately $10,000,000 in convertible debt that the Company issued in 2008, 2009 and 2010, the Company has reduced the convertible debt outstanding to $72,500 in Notes that come due in 2011, and $1,904,000 in Notes that come due in 2012.