Form 10-Q
period 2011-03-31
Z TRIM HOLDINGS, INC
filed 2011-05-13
CIK 1052257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
20549

FORM 10-Q

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32134

Z TRIM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

ILLINOIS	36-4197173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At May 9, 2011, there were 12,983,276 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion is intended to assist in understanding the financial condition and results of operations of Z Trim Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2011 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

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

Results of Operations

In the first quarter of 2011, our revenues increased by 37% from 2010.  The primary reason behind the increase in sales was our ability to produce more product to meet increasing demand.  We are in the process of making material changes to our production process that we believe will be completed by the end of the second quarter in 2011.

Additionally, in the first quarter of 2011, our cost of goods sold increased by $102,236 or 19% to $645,658 in 2011 from $543,422 in 2010.   This increase was due primarily to increases in production as well as increases in direct labor, maintenance salary, and repairs & maintenance.

Significantly, cash flows used in operating activities decreased by $52,661 or 5%, to $1,054,454 for the quarter ended March 31, 2011 as compared to $1,107,115 for the quarter ended March 31, 2010.  Our accounts payable decreased by $100,653 or 28% in the first quarter of 2011 versus the year ended 2010.  Our accounts payable balance is $255,914 as of March 31, 2011 versus $356,567 on December 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had a cash balance of $4,159,739 compared to $2,327,013 as of December 31, 2010. Over the last several years, we have been funding our operations through the sale of both equity and debt securities. In the first quarter of 2011, we sold $3,326,697 in preferred stock.

Between January 1 and March 31, 2011, the Company repaid $150,000 principal of its convertible notes issued in 2008 and 2009. In addition, the Company received requests from note holders to issue 4,332,529 shares of its common stock, upon conversion to common stock of $3,714,500 principal amount of its 8% Convertible Secured Notes Due in 2011 and 2012, as well as interest of $618,029 on the Notes. Among those converting debt to equity were the Company’s external Board members, and the Company’s largest investor, Brightline Ventures I, LLC. Of the approximately $10,000,000 in convertible debt that the Company issued in 2008, 2009 and 2010, the Company has reduced the convertible debt outstanding to $2,148,500 principal and $219,278 interest.

Since April 1, 2011, the Company received requests from note holders to issue 243,020 shares of its common stock upon conversion to common stock of $209,500  principal amount of its 8% Convertible Secured Notes Due in 2011, as well as interest of $33,520 on the Notes.  Additionally, on May 8, 2011, one investor redeemed $10,000 in principal and received 1,600 shares of common stock as payment of interest on a convertible note. The Company has reduced the convertible debt outstanding to $25,000 due in 2011 and $1,904,000 due in 2012.

RECENT MATERIAL DEVELOPMENTS

SALES AND MANUFACTURING

Our first quarter sales results for 2011 are up over 37% versus the first quarter of 2010, and are up over 300% the results of the first quarter of 2008:

	Q1 2011	Q1 2010	Q1 2009	Q1 2008

Sales Revenue	$ 247,366	$ 180,251	$ 127,969	$ 66,444

During the first quarter of 2011, we began installing additional equipment to our manufacturing facility to both make the process more efficient and increase capacity.  The Company has not shut down production while making the installation, which it expects to be completed in Q2 2011.

On February 14, 2011, the Company announced that it had more than doubled its manufacturing output for the month of January 2011, compared to the month of January 2010. Further, the entire product produced has been earmarked to be sold to specific customers during the first quarter.

CAPITALIZATION

During April 2011, the Company announced that the overwhelming majority of the holders of its 8% Convertible Secured Notes Due in 2011 and 2012 have decided to convert their Notes into common stock of Z Trim Holdings in advance of the maturity date of those Notes. Holders of $3,924,000 of these Notes have elected to convert, including all of the external members of Z Trim’s Board of Directors and the Company’s largest investor, Brightline Ventures I, LLC. As a result of these conversions, the Company has issued 4,577,149 shares of its common stock, 3,924,000 shares representing the principal of its 8% Convertible Secured Notes Due in 2011 and 2012, and 653,149 shares representing interest of $653,149 due on the Notes. Additionally, the Company redeemed another $10,000 worth of Notes. As a result of these conversions, holders of over 80% of the approximately $10,000,000 in convertible debt issued in 2008, 2009 and 2010 have elected to convert their Notes into equity in Z Trim Holdings instead of redeeming those Notes. Consequently, the Company has reduced outstanding Note indebtedness to only $25,000 due in 2011, and $1,904,000 due in 2012, thus preserving capital needed to increase the Company’s production capacity to meet the growing market demand and to continue to develop and refine new applications and products.

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

SUMMARY OF FINANCIAL RESULTS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenues

Revenues increased 37% for the three months ended March 31, 2011 from $180,251 for the three months ended March 31, 2010 to $247,366 as a result of an increase in product revenues.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors.  The following table provides a breakdown of the revenues for the periods indicated:

                                                 Quarter ended March 31,
                                                  2011                                                                                        2010
                                                ---------                                                                                        --------
           Products                       $247,366                                                                              $ 180,251
                                                --------------                                                                             ------------
        Total Revenues              $247,366                                                                              $ 180,251
                                                =========                                                                           ========

Operating expenses

Operating expenses consist of payroll and related costs, stock option and warrant expense, insurance, occupancy expenses, professional fees, and general operating expenses.   Total operating expenses decreased by $465,145 to $1,793,741 or 21% for the first quarter that ended March 31, 2011 from $2,258,886 for the first quarter that ended March 31, 2010. The decrease in operating expenses was due to decreases in investor relations expense ($371,466), director fees ($50,600), depreciation expense ($38,288), professional fees ($30,256), administrative and officers’ salaries ($27,329), research & development ($27,300), and legal fees ($16,369) offset by increases in franchise tax ($45,000), stock option ($30,977) and accounting fees  ($17,007). Excluding non-cash expenses, our operating expenses in the first quarter for 2011 were only approximately $748,000.   Comparably, excluding the same non-cash expenses, our operating expenses in the first quarter of 2010 were approximately $789,000.  Excluding the non-cash items from our operating expenses is not in accordance with GAAP, and is provided solely to aid in the understanding of our financial performance.

The stock based compensation expense for the first quarter ended March 31, 2011 was $715,410.  The stock based compensation expense for the first quarter ended March 31, 2010 was $684,434.

Other income (expense)

Total other income (expense) for the first quarter ending on March 31, 2011 was ($4,085,519) compared to other income (expense) of $1,873,677 for the first quarter ending on March 31, 2010.  The increase to other expense was due to the change in the fair value – derivative of $5,280,922, and interest expense – Note Payable of $686,689.

Net loss

The Company incurred a net loss of $6,277,552 for the first quarter ending on March 31, 2011 or ($.76) per share, compared to the net loss of $748,380 for the first quarter ending March 31, 2010 or ($.22) per share. Net loss attributable to common stockholders for the first quarter in 2011 is $6,905,775 or ($.83) per share compared to the first quarter of 2010 is $748,380 or ($.22) per share.  But for the non cash expenses, the net loss for the first quarter ended on March 31, 2011 would have been $979,709 or $(.12) per share and in 2010 the loss would be $982,364 or $(.29) per share.  Excluding the non-cash items from our operating expenses is not in accordance with GAAP, and is provided solely to aid in the understanding of our financial performance.

LIQUIDITY AND CAPITAL RESOURCES

FIRST QUARTER ENDED MARCH 31, 2011 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2010

At March 31, 2011, we had cash and cash equivalents, of $4,159,739 compared to $564,766 at March 31, 2010.

Net cash used by operating activities decreased by ($52,661) or 5% to $(1,054,454) for the quarter ended March 31, 2011 as compared to $(1,107,115) for the quarter ended March 31, 2010.   Accounts payable & accrued expenses and depreciation expense decreased by ($27,561) and ($35,102), respectively.

Net cash used by investing activities was $292,242 for the quarter ended March 31, 2011 as compared to $261,634, for the quarter ended March 31, 2010. The increase was due to purchases of equipment in 2011 to improve our manufacturing process.

Net cash provided by financing activities was $3,179,422 for the quarter ended March 31, 2011, and $1,608,731 for the quarter ended March 31, 2010.  In the first quarter of 2011 we sold $3,326,697 of preferred stock compared to the first quarter of 2010, in which we sold $1,596,000 worth of convertible notes.

As of March 31, 2011, our cash balance was $4,159,739.  To successfully grow our business, we must improve our cash position through greater and sustainable sales of our product lines and increase the productivity of the production process through either internal or external means.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

1.
As of March 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of March 31, 2011, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of March 31, 2011.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and for a total of $78,140.  The Company has filed an appeal of this award and posted a bond in the amount of $125,000. The $125,000 liability is included in accrued expenses and other on the balance sheet at March 31, 2011.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in our Annual Report for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 7 to Financial Statements hereinbelow.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 13, 2011.

                                Z TRIM HOLDINGS, INC.

                                By: /s/ Steven J. Cohen
                                --------------------------
                                Steven J. Cohen
                                Director, and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of May 13, 2011.

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

----------------------
*Filed herewith

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited)
	3/31/2011	12/31/2010

Current Assets
Cash and cash equivalents	$ 4,159,739	$ 2,327,013
Accounts receivable	232,895	205,409
Inventory	90,905	87,108
Prepaid expenses and other assets	93,623	93,181

Total current assets	4,577,162	2,712,711

Long Term Assets
Property and equipment, net	3,038,307	2,914,880
Deposit on Fixed Asset	141,320	137,450
Deposits	15,003	15,003

Total other assets	3,194,630	3,067,333

TOTAL ASSETS	$ 7,771,792	$ 5,780,044

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	3/31/2011	12/31/2010

Current Liabilities
Accounts payable	$ 255,914	$ 356,567
Dividends payable	171,879	66,934
Accrued expenses and other	486,305	790,462
Accrued Liquidated Damages	111,028	111,028
Derivative Liabilities	17,016,974	13,528,355
Convertible Notes Payable, Net	1,082,252	3,352,985
Total Current Liabilities	19,124,352	18,206,331

Total Liabilities	19,124,352	18,206,331

Commitment & Contingencies
Convertible, Redeemable Preferred Stock
Preferred Stock Series I, $0.01 par value; authorized 1,000,000 shares;
issued and outstanding 968,858 and 956,858 shares, March 31, 2011
and December 31, 2010 respectively	4,844,291	4,784,291
Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares;
issued and outstanding 665,339 and 0 shares, March 31, 2011
and December 31, 2010 respectively	3,326,697	-
Discount on Preferred Stock	(7,387,729)	(4,457,406)
Net Preferred Stock	783,259	326,885

Total Commitment & Contingencies	783,259	326,885

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000
shares; issued and outstanding 12,613,656 and
8,091,769 shares, March 31, 2011 and December 31, 2010
respectively	631	405
Additional paid-in capital	90,939,280	84,162,726
Common Stock Payable	118,125	-
Accumulated deficit	(103,193,855)	(96,916,303)

Total Stockholders' Equity (Deficit)	(12,135,819)	(12,753,172)

TOTAL LIABILITIES & CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 7,771,792	$ 5,780,044

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS
	(Unaudited)	(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,	2011	2010

REVENUES:
Products	$ 247,366	$ 180,251
Total revenues	247,366	180,251

COST OF REVENUES:
Products	645,658	543,422
Total cost of revenues	645,658	543,422

GROSS MARGIN	(398,292)	(363,171)

OPERATING EXPENSES:
Selling, general and administrative	1,793,741	2,258,886
Total operating expenses	1,793,741	2,258,886

OPERATING LOSS	(2,192,033)	(2,622,057)

OTHER INCOME (EXPENSES):
Rental and other income	216	40
Interest income	1,344	670
Interest expense - Note Payable	(1,826,662)	(1,139,973)
Liquidated Damages	-	(20,025)
Change in Fair Value - Derivative	(1,836,765)	3,358,893
Loss on Derivative Settlement	(411,192)	(320,294)
Loss on Conversion of Note Payable	-	(5,634)
Settlement (loss) gain	(12,460)	-
Total other income (expenses)	(4,085,519)	1,873,677

NET LOSS	$ (6,277,552)	$ (748,380)

Preferred Dividends Payable	171,849	-
Accretion of Discount of Preferred Stock	456,374	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (6,905,775)	$ (748,380)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.83)	$ (0.22)

Weighted Average Number of Shares Basic and Diluted	8,314,026	3,363,577

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
	(Unaudited)	(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,277,552)	(748,380)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation	715,410	684,434
Shares issued for director fees	201,400	234,000
Shares & Warrants issued for Services	118,125	490,000
Interest Charge on BCF	1,593,767	811,058
Depreciation	164,945	200,047
Loan Cost Amortization	-	144,363
Interest on conversion of NP	-	5,634
Change in Derivative Liability, net of bifurcation	2,247,957	(3,038,599)
Changes in operating assets and liabilities:
Accounts receivable	(27,486)	(14,396)
Inventory	(3,797)	(3,947)
Prepaid expenses and other assets	(442)	(19,078)
Increase/(Decrease) in:
Accounts payable and accrued expenses	213,219	127,724
Accrued Liquidated Damages	-	20,025

CASH USED FOR OPERATING ACTIVITIES	(1,054,454)	(1,107,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(292,242)	(261,634)
CASH USED FOR INVESTING ACTIVITIES	(292,242)	(261,634)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	3,326,697	-
Proceeds from sale of common stock	2,725	3,731
Borrowing on debt	-	1,596,000
Principal payment on debt	(150,000)	-
Proceeds from sale of stock		9,000
CASH PROVIDED BY FINANCING ACTIVITIES	3,179,422	1,608,731
NET (DECREASE)INCREASE IN CASH	1,832,726	239,982

CASH AT BEGINNING OF PERIOD	2,327,013	324,784

CASH AT THE PERIOD ENDED MARCH 31	4,159,739	564,766

Supplemental Disclosures of Cash Flow Information:

Cash less exercise of warrants	-	9
Note Payable conversion	4,332,529	20,762
Discount on convertible debentures	-	1,596,000
Discount on preferred stock	3,386,697	-
Amortization on preferred stock	456,374	-
Change in derivative liability due to exercise of warrants	26,842	354,292
Change in derivative liability due to conversion of NP	2,119,193	-
Dividends Payable	104,945	-

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

Presentation of Interim Information

The financial information at March 31, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

The results for the three months ended March 31, 2011 may not be indicative of results for the year ending December 31, 2011 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of March 31, 2011 the allowance for doubtful accounts is $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2011 and December 31, 2010.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2011, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at March 31, 2011 and December 31, 2010 was $17,016,974 and $13,528, 355, respectively.   The change in derivative liability for the three months ended March 31, 2011 was a loss of $2,247,957 compared to a gain of $3,358,893 for the three months ended March 31, 2010.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended March 31, 2011 was $2,680.  The amount for the three months ended March 31, 2010 was $529.

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

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $715,410 and $684,434 for the three months ending March 31, 2011 and 2010, respectively.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

New Accounting Pronouncements

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

For the year ended December 31, 2009, we did not have enough cash on hand to meet our current liabilities or to fund on-going operations beyond one year.  As a result, the report of independent registered public accounting firm included an explanatory paragraph in respect to the substantial doubt of our ability to continue as a going concern.

Our cash on hand as of March 31, 2011 is $4,159,739.  Since June 2010, as outlined in Footnotes 6, 7, and 10 herein, we brought in $8,170,988 in funds through the sale of Preferred Stock, and our investors converted approximately $8,100,000 of convertible debt into common stock. In addition to the fundraising efforts, we intend to make capital expenditures necessary to increase our capacity and to reduce our cost per pound. Due to the expected increase in production capacity, we anticipate our sales for fiscal year ended December 31, 2011 will approximately double those of fiscal year ended December 31, 2010.

Although we have recurring operating losses and negative cash flows from operating activities, we have positive working capital excluding our derivative liability and believe we have enough cash on hand to satisfy current obligations.  If we are unsuccessful in our plans to increase revenue and capacity, the impact may have a material impairment on our ability to continue as a going concern.

NOTE 3 – INVENTORY

At March 31, 2011 and December 31, 2010, inventory consists of the following:

	3/31/2011	12/31/2010
Raw materials	$ 38,143	$ 24,020
Packaging	7,187	2,764
Work-in-process	15,530	7,584
Finished goods	30,045	52,740
Other Inventory	-	-
Total inventory	$ 90,905	$ 87,108

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2011 and December 31, 2010, property and equipment, net consists of the following:

	3/31/2011	12/31/2010
Production, engineering and other equipment	$5,751,832	$5,751,832
Leasehold improvements	2,901,002	2,901,002
Office equipment and furniture	577,226	577,226
Computer equipment and related software	129,899	140,246
Construction in process - Equipment	288,373	0
	$9,648,332	$9,370,306
Accumulated depreciation	($6,610,025)	($6,455,426)
Property and equipment, net	$3,038,307	$2,914,880

Depreciation expense was $164,945 and $200,047 for the three months ended March 31, 2011 and March 31, 2010 respectively.
During the three months ended March 31, 2011 and 2010, no equipment was sold.

NOTE 5 – ACCRUED EXPENSES AND OTHER

At March 31, 2011 and December 31, 2010 accrued expenses consist of the following:
	3/31/2011	12/31/2010
Accrued legal	$ 623	$ 670
Accrued payroll and taxes	14,398	5,373
Accrued Settlements	125,000	78,140
Accrued Interest	219,278	604,412
Accrued expenses and other	127,006	101,867
Total accrued expenses & other	$ 486,305	$ 790,462

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Private Placement Offerings

Between January 1 and March 31, 2011, the Company did not enter into any private placement subscription agreements with accredited investors.

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

Between January 1 and March 31, 2011, the Company repaid $150,000 principal of its convertible notes issued in 2008 and 2009. In addition, the Company received requests from note holders to issue 4,332,529 shares of its common stock, upon conversion to common stock of $3,714,500 principal amount of its 8% Convertible Secured Notes Due in 2011 and 2012, as well as interest of $618,029 on the Notes. Among those converting debt to equity were the Company’s external Board members, and the Company’s largest investor, Brightline Ventures I, LLC. Of the approximately $10,000,000 in convertible debt that the Company issued in 2008, 2009 and 2010, the Company has reduced the convertible debt outstanding to $2,148,500 principal and $219,278 interest. Of the total principal $2,148,500, $232,500 is due in 2011 and $1,916,000 due in 2012.

Amortization on Convertible Notes

For the period ended March 31, 2011 and December 31, 2010, the Company recorded a debt discount in the amount of $0 and $1,816,000. The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes. The warrant and beneficial conversion feature exceeded the face value of the note. The total debt discount as of March 31, 2011 and December 31, 2010, was $1,066,248 and $2,660,015, respectively, net of total amortization.  The Company recognized debt discount amortization related to the convertible notes in the amount of $1,593,767 for the three months ended March 31, 2011 and $3,316,914 for the twelve months ended December 31, 2010.  An interest charge of $998,988 included in the total of $1,593,767 represents the remaining discount associated with the converted notes.

NOTE 7 - PREFERRED STOCK

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

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

We also entered into a registration rights agreement with Brightline pursuant to which we will agree to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants no later than 60 days after April 15, 2011. In addition, the Company shall use its best efforts to become effective but no later than 120 days after April 15, 2011. The Company will make pro rata payments to each investor, as liquidated damages and not as a penalty in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period. The registration statement was file on May 12, 2011 and has not been declared effective.

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits to the Company’s Form 8-K filed on March 21, 2011.

In January 2011,  the Company’s external Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to apply $15,000 of their Directors’ fees (20% of which is past due), to the purchase of Units pursuant to the terms of the preferred stock series I.   As such, we entered into 4 private placement subscription agreements with investors pursuant to which we issued 6 units consisting of Preferred Stock and warrants, for an aggregate offering price of $60,000.   Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with  rights to:  (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends.  The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company.  Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.  The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

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

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2011, the Company recorded additional dividends payable of $104,945 as a charge to additional paid in capital compared to $66,934 of dividends payable recorded for the twelve months ended December 31, 2010.  Total dividends payable as of March 31, 2011 is $171,879.

NOTE 8 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement has not been declared effective as the Company is not S-3 eligible and will need to file an amended filing to convert the S-3 to an S-1. Management filed the S-1 on May 25, 2010. Under the terms of the registration rights agreement, as partial compensation, the Company may be required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of March 31, 2011 and December 31, 2010, there are 5 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages, the amount of $111,028.  Subsequent to the end of the reporting period, the Company received a waiver from one of the five investors, reducing the potential liability for liquidated damages by $74,000.

NOTE 9 – DERIVATIVE LIABILITIES

The Company’s preferred stock, warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009, 2010 and 2011 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased from $13,528,355 at December 31, 2010 to $17,016,974 at March 31, 2011. The change in fair value during the three months ended March 31, 2011 is $1,836,765 and the loss on derivative is $411,192 for a total of $2,247,957.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Common stock warrants	12,840,070	9,041,049
Embedded conversion features –part of note discount	4,176,904	4,487,306

Total	$17,016,974	$13,528,355

	March 31, 2011	December 31, 2010
Beginning Balance	13,528,355	10,285,578
Bifurcated Amount	3,386,697	6,560,569
Change in Derivative Liability	2,247,957	(1,927,911)
Change in Derivative Liability-Conversion	(2,146,035)	(1,389,881)
Total	$ 17,016,974	$ 13,528,355

NOTE 10 – EQUITY

Common Stock issued on the Exercise of Warrants and/or Options

During the three months ended March 31, 2011, 49,358 warrants were exercised for cash of $2,725 and none were on a cashless basis.  During the twelve months ended December 31, 2010, 108,172 stock warrants were exercised for cash of $17,505, 293,742 shares of common stock were issued on a cashless basis, and no options were exercised.

Common Stock Issued for Convertible Note Conversion

During the first quarter of 2011, the Company issued 4,332,529 shares of common stock for conversion of principle of 3, 714, 500, and interest of 618,029.  During the first quarter of 2010, the company issued 20,762 shares of its common stock to a note holder for conversion of principal of $20,000 and accrued interest of $762. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $2,148,500 and increased its common stock and additional-paid-in capital by an aggregate of $4,332,529.

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

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Common Stock Issued to Directors

On January 7, 2011 the Company issued 140,000 shares of common stock to four of its external directors (35,000 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III.  The Company recognized a total of expense of $141,400 related to these issuances.

In 2010, the Board of Directors approved a grant of 30,000 shares of common stock to each of the Company’s   four external directors.  A tax gross up of up to 35% was included, not to exceed $10,000.  120,000 shares were granted on January 4, 2010, with a fair market value of $234,000   based on the closing price of stock on the grant date.

Common Stock Issued for Services

On February 9, 2011, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a onetime fee of 350,000 shares of Common Stock. The total value of the 350,000 shares is $472,500 based on closing price on the grant date of $1.35 per share.  Per the agreement, the shares will be issued as follows: 87,500 1 day after the effective date, 87,500 90 days after the effective date, 87,500 180 days after the effective date and 87,500 270 days after the effective date.  Therefore, as of March 31, 2011, 87,500 shares due are recorded in stock payable.  If the Company files a registration statement within the next 6 months, the Company agrees to seek to register such shares on any such registration statement.

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

NOTE 11 – STOCK OPTION PLAN AND WARRANTS

Options

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

No stock options were exercised in the first quarter of 2011 or 2010.

A summary of the status of stock options as of March 31, 2011 and December 31, 2010 is as follows:

	3/31/2011		12/31/2010
		Weghted		Weghted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,484,833	$ 1.26	1,405,062	$ 0.66
Granted	1,918,702	$ 1.02	3,767,500	$ 1.21
Exercised	-	$ -	-	$ -
Expired and Cancelled	(100,000)	$ 1.25	(1,687,729)	$ 2.18
Outstanding at end of period	5,303,535	$ 1.18	3,484,833	$ 0.52

Exercisable at end of period	3,990,509	$ 1.25	3,401,333	$ 1.29

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

During the three months ended March 31, 2011, the company granted 1,918,702 options.  As of March 31, 2011, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $1,138,716 of which $488,021 will be recognized in the second quarter, $488,021 in the third quarter and the remaining balance of $162,674 in the last quarter.

During 2010, the Company granted 3,767,500 options to employees of which 1,882,500 shares were reissued after retiring 1,255,000 shares issued in 2009.  55% of the options were fully vested at the grant date.  The remaining 45% vested every three months with the options becoming fully vested August 10, 2011.  For the three months ended March 31, 2011, the Company recognized a total of $16,629 in stock based compensation related to the options granted above with the remaining $8,315 of expense to be recognized in the second quarter of 2011.

The total fair value of options vested during the three months ended March 31, 2011 was $715,410 and was expensed as stock based compensation.

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

	3/31/2011	2010
Weighted average fair value per option granted	$ 0.96	$ 0.93
Risk-free interest rate	0.60%	0.87%
Expected dividend yield	0.00%	0.00%
Expected lives	1 - 2.5	1 - 2.5
Expected volatility	245.92%	185.39 - 191.63%

At March 31, 2011 the aggregate intrinsic value of all outstanding options was $481,145, with a weighted average remaining contractual term of 4.6 years, of which 3,990,509 of the outstanding options are currently exercisable with an aggregate intrinsic value of $4,979,726; a weighted average exercise price of $1.25 and a weighted average remaining contractual term of 4.6 years.

As of March 31, 2011, the Company had reserved 20.0 million shares for issuance under the Plan.  As of March 31, 2011, the Company had 16,131,834 options available for grant under the Plan. (20,000,000 less 3,484,833 options less 383,333 director shares =16,131,834).

Stock options outstanding at March 31, 2011 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	5,085,202	4.3	$ 1.11	3,757,176
$1.51-$3.00	210,000	3.8	$ 1.59	225,000
$3.01 & over	8,333	0.1	$ 40.80	8,333
	5,303,535	4.3	1.19	3,990,509

Warrants

As of March 31, 2011 and 2010, the Company has warrants outstanding to purchase 23,699,908 and 18,779,753 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through March 2016.   There were 5,080,046 and 2,394,000 warrants issued in the first quarter of 2011 and 2010, respectively. The fair value of the warrants granted during the three months ended March 31, 2011 is included in the calculation of the derivative liability as the warrants associated with the convertible note payable also contain certain ratchet provisions. The summary of the status of the warrants issued by the Company as of March 31, 2011 and 2010 are as follows:
	Year Ended		Year Ended
	3/31/2011		12/31/2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,779,753	$1.59	9,682,380	$1.61
Granted	5,080,046	$1.66	9,900,437	$1.50
Exercised	(49,358)	$0.06	(108,172)	$0.16
Cashless	-		(344,892)	$0.19
Expired and Cancelled	(110,535)	$3.69	(350,000)	$1.10
	23,699,906		18,779,753

Outstanding, end of period	23,699,906	$1.55	18,779,753	$1.59

Unexercisable at end of period
Exercisable at end of period	23,699,906	$1.55	18,779,753	$1.59

During the first three months of 2011, 49,358 warrants were exercised.  During the first three months of 2010, 237,427 warrants were exercised of these 176,658 warrants were on a cashless basis.  No stock options were exercised in the first quarter of 2011 or 2010.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 12 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and the general public that orders directly over the internet.  There were three significant customers that accounted for greater than 10% (each) for the quarter ended March 31, 2011. These three customers accounted for 50%, 19% and 5% of total sales.  There were two significant customers for the quarter ended March 31, 2010.  These two customers accounted for 40%, and 24% of total sales.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At March 31, 2011 and December 31, 2010, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

For the three months ended March 31, 2011 and 2010, respectively, the Company recognized rent expense of $80,700and $80,700. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2011	189,000
2012	63,000
2013	-
2014	-
2015	-
$ 252,000

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and costs for a total of $78,140.  The Company has filed an appeal of this award and posted a bond in the amount of $125,000. The $125,000 liability is included in accrued expenses and other on the balance sheet at March 31, 2011.

NOTE 15 – RELATED PARTY TRANSACTIONS

In 2011,  the Company’s external Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to apply $15,000 of their Directors’ fees (20% of which is past due), to the purchase of Units pursuant to the terms of the preferred stock series I  as set forth in Note 6 hereinabove.

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

NOTE 17 – SUBSEQUENT EVENTS

In April 2011 we entered into an investor relations agreement with Aim Capital Corporation, whereby we agreed to issue it 125,000 shares of common stock in exchange for services for a total value of $212,500 based on the closing price of $1.70 on the grant date, and to include such shares on our next registration statement.

Since April 1, 2011, the Company received requests from note holders to issue 243,020 shares of its common stock upon conversion to common stock of $209,500  principal amount of its 8% Convertible Secured Notes Due in 2011, as well as interest of $33,520 on the Notes.

May 8, 2011, one investor redeemed $10,000 in principal and received 1,600 shares of common stock as payment of interest on a convertible note.

Subsequent to the end of the reporting period, the Company received a waiver from one of the five investors who owned a convertible note, reducing the potential liability for liquidated damages, due to the Company's failure to timely file a registration statement for the common stock underlying said note, by $74,000.