Form 10-Q
period 2011-06-30
Z TRIM HOLDINGS, INC
filed 2011-08-15
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  001-32134
Z Trim Holdings, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-4197173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Campus Drive, Mundelein, Illinois 60060
(Address of principal executive offices) (Zip Code)
(847) 549-6002
(Registrant’s telephone number, including area code)
___________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                                  Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)                                                                                                                                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2011
Common Stock, $0.00005 par value	13,187,275

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7

Item 4.	Controls and Procedures	7

PART II

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 6.	Exhibits	8

SIGNATURES		8

EXHIBIT INDEX		9

Financial Statements	Balance Sheets
	At June 30, 2011 (unaudited) and December 31, 2010	F-1

	Statements of Operations
	for the three and six months ended June 30, 2011 and 2010 (unaudited)	F-3

	Statements of Cash Flows
	for the six months ended June 30, 2011 and 2010 (unaudited)	F-4

	Notes to Financial Statements (unaudited)	F-5

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

See Financial Statements beginning on page F-1.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Statement Regarding Forward Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected.  Readers are cautioned not to place undue reliance on such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

In addition to the assumptions and other factors referenced specifically in connection with such statements, factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: our history of operating losses; lack thus far of significant market acceptance of our products; the fact that we may dilute existing shareholders through additional stock issuances; our reliance on our intellectual property; the potential negative effects of manipulation in the trading of our common stock; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the first six months of 2011 are up 19%, and second quarter sales are up 3% compared to the same period in 2010.  However, our sales demand is currently greater than our production capacity. We have purchased and installed new equipment, at a cost of approximately $762,000, to increase our production capacity and help reduce costs of production going forward.  The installation of this equipment caused downtime in the second quarter of 2011.  Assuming that installation if complete as planned, we expect to begin to see more significant increases in production during the third quarter of 2011 as a result of our added production capacity.

Capitalization / Convertible Debt

In the first and second quarters of 2011, approximately 81% of the holders of its 8% Convertible Secured Notes Due in 2011 and 2012 decided to convert their Notes into common stock of Z Trim Holdings in advance of the maturity date of those Notes. Holders of $3,949,000 of these Notes have elected to convert, including all of the external members of Z Trim’s Board of Directors and the Company’s largest investor, Brightline Ventures I, LLC. As a result of these conversions, the Company issued 4,606,149 shares of its common stock, 3,949,000 shares representing the principal of its 8% Convertible Secured Notes Due in 2011 and 2012, and 657,149 shares representing interest of $657,149 due on the Notes. Consequently, the Company has reduced outstanding Note indebtedness to $1,904,000 due in 2012, thus preserving capital needed to increase the Company’s production capacity to meet the growing market demand and to continue to develop and refine new applications and products.

Research and Development

On June 20, 2011, the Company announced that it had entered into a 3-year agreement with the United States Department of Agriculture (“USDA-ARS”) to conduct joint research for the development of additional products and processes relating to its current patented products.  The Company has agreed to pay the USDA-ARS a minimum of $60,000 per year.  Any patents that result from this agreement shall be jointly owned by the USDA-ARS and the Company.

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenues

Revenue for the three months ended June 30, 2011 was $207,560, a 3% increase from $201,139 for the three months ended June 30, 2010.  Our revenue for the three months ended June 30, 2011 and 2010 was entirely attributable to product sales.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors during the reporting period.  The increase is revenue was partially offset by the effects of a slowdown in manufacturing at our production facility during the second quarter of 2011 due to the installation of new equipment designed to increase our production capacity.  We have experienced a recent increase in demand that has outpaced our production capacity.  We anticipate revenues will increase during the third quarter of 2011 because we have added production capacity to meet this increased demand for our products; however, such an increase would depend on sustained or increased levels of purchases by existing and new customers, as well as the completion of changes in our production process, all of which cannot be assured.

We are completing material changes to our production process.  We expect these changes to be complete in August 2011.  We anticipate being able to triple our production capacity due to having faster throughput times. An increase in production will allow us to spread fixed costs over a greater number of finished goods, and thereby reduce costs should we experience sustained or increased demand for our products, which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended June 30, 2011 and 2010 was $609,038 and $580,283, respectively, an increase of $28,755 or 5%.  The increase in costs of goods sold is attributable to increased sales as well as increases in direct labor, maintenance salaries, receiving and shipping costs, and depreciation.  At lower volumes of production, our per unit cost of finished goods remains high.  If we are successful in increasing production and spreading fixed costs out over a greater number of finished goods, we anticipate that our costs of goods sold would decrease.

Gross Loss

Gross loss for the three months ended June 30, 2011 was $401,478, or approximately 193% of revenues, as compared to gross loss of $379,145, or approximately 188% of revenues for the three months ended June 30, 2010.  Gross loss reflects a number of factors that can vary from period to period, including those described above. If we are successful in increasing our volumes of production, we anticipate that our gross margins, and therefore our gross loss, would improve.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $1,662,144, a decrease of $383,093 or 19% from $2,045,237 for the three months ended June 30, 2010.  Operating expenses for the three months ended June 30, 2011 consisted entirely of selling, general and administrative expenses, as compared to operating expenses for the three months ended June 30, 2010 where $2,004,878 was attributable to selling, general and administrative expenses and $40,359 was attributable to a loss on asset disposal.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended June 30,
	2011	2010
Stock-based compensation expenses	$ 651,753	$ 1,112,201
Salary expenses	307,828	380,369
Professional fees	18,784	75,636
Non-manufacturing depreciation expenses	22,652	62,585
Employment recruiting expenses	2,496	21,025
Investor relations expense	303,666	29,645
Total	$ 1,307,179	$ 1,681,461

The increase in investor relations expense is due to the issuance of stock-based compensation  to our investor relations consultants in the second quarter of 2011.

Operating Loss

Operating loss for the three months ended June 30, 2011 decreased to $2,063,622 compared to $2,424,382 for the three months ended June 30, 2010 due to the reasons described above.

Other Income (Expense)

Other income for the three months ending on June 30, 2011 was $2,652,901 compared to other expenses of ($1,156,542) for the three months ending on June 30, 2010.  The net change of $3,809,443 to other income/(expense) was primarily due to (a) the change in the fair value-derivative resulting in income of $2,635,630 attributable to conversions of note payables and (b)  lower interest expense from our convertible notes of $1,059,286 and (c) lower liquidated damages of $96,656 resulting from an investor of convertible notes waiving its rights to damages under a registration rights agreement due to the Company’s failure to register the underlying common stock.

Net Profit (Loss)

As a result of the above, for the three months ended June 30, 2011 and 2010, we reported net profit of $589,279 and net loss of ($3,580,924), respectively.

Basic and Diluted Income (Loss) per Share

The basic and diluted net loss per share for the three months ended June 30, 2011 was ($0.02) per share, as compared to net loss per share of ($0.98) for the three months ended June 30, 2010 due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of notes payable into shares of common stock.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenues

Revenue for the six months ended June 30, 2011 was $454,926, a 19% increase from $381,389 for the six months ended June 30, 2010.  Our revenue for the six months ended June 30, 2011 and 2010 was entirely attributable to product sales.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors during the reporting period.  The increase is revenue was partially offset by the effects of a slowdown in manufacturing at our production facility during the second quarter of 2011 due to the installation of new equipment designed to increase our production capacity.  We have experienced a recent increase in demand that has outpaced our production capacity.  We anticipate revenues will increase during the third quarter of 2011 because we have added production capacity to meet this increased demand for our products; however, such an increase would depend on sustained or increased levels of purchases by existing and new customers, as well as the completion of changes in our production process, all of which cannot be assured.

We are completing material changes to our production process.  We expect these changes to be complete in August 2011. We anticipate being able to triple our production capacity due to having faster throughput times. An increase in production will allow us to spread fixed costs over a greater number of finished goods, and thereby reduce costs should we experience sustained or increased demand for our products, which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the six months ended June 30, 2011 and 2010 was $1,254,696 and $1,123,705, respectively, an increase of $130,991 or 12%.  The increase in costs of goods sold is attributable to increased sales as well as increases in direct labor, maintenance salaries, receiving and shipping costs, and depreciation.  At lower volumes of production, our per unit cost of finished goods remains high.  If we are successful in increasing production and spreading fixed costs out over a greater number of finished goods, we anticipate that our costs of goods sold would decrease.

Gross Loss

Gross loss for the six months ended June 30, 2011 was $799,770, or approximately 176% of revenues, as compared to gross loss of $742,316, or approximately 195% of revenues for the six months ended June 30, 2010.  Gross loss reflects a number of factors that can vary from period to period, including those described above. If we are successful in increasing our volumes of production, we anticipate that our gross margins, and therefore our gross loss, would improve.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $3,455,885, a decrease of $848,238 or 20% from $4,304,123 for the six months ended June 30, 2010.  Operating expenses for the six months ended June 30, 2011 consisted entirely of selling, general and administrative expenses, as compared to operating expenses for the six months ended June 30, 2011 where $4,263,764 was attributable to selling, general and administrative expenses and $40,359 was attributable to a loss on asset disposal.

The significant components of selling, general and administrative expenses are as follows:

	Six months ended June 30,
	2011	2010
Stock-based compensation expenses	$ 1,367,164	$ 1,796,635
Salary expenses	618,644	718,536
Professional fees	57,532	144,639
Non-manufacturing depreciation expenses	45,426	123,647
Employment recruiting expenses	26,496	56,225
Investor relations expense	442,191	539,636
Total	$ 2,557,474	$ 3,379,318

The reduction in stock-based compensation expenses is the result of difference decrease in market price for the stock on the dates issued.

Operating Loss

Operating loss for the six months ended June 30, 2011 decreased to $4,255,655 compared to $5,046,439 for the six months ended June 30, 2010 due to the reasons described above.

Other Income (Expense)

Other expense for the six months ending on June 30, 2011 was ($1,432,618) compared to other income of $717,135 for the six months ending on June 30, 2010.  The net change of $2,149,753 to other income/(expense) was primarily due to (a) a change in the fair value – derivative resulting in a reduction of income of $2,560,028 offset by decreases in the interest expense of notes payable of $372,597.

Net Profit (Loss)

As a result of the above, for the six months ended June 30, 2011 and 2010, we reported net loss of ($5,688,273) and net loss of ($4,329,304), respectively.

Basic and Diluted Income (Loss) per Share

The basic and diluted net loss per share for the six months ended June 30, 2011 was ($0.67) per share, as compared to net loss per share of ($1.21) for the six months ended June 30, 2010 due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of notes payable into shares of common stock.

Liquidity and Capital Resources

As of June 30, 2011, we had a cash balance of $2,693,067, an increase from a balance of $2,327,013 at December 31, 2010.  At June 30, 2011, we had a working capital deficit of $13,074,465, a decrease from a working capital deficit of $15,493,620 as of December 31, 2011.  The difference in working capital deficit was primarily because of adecrease in the convertible notes outstanding resulting from a conversion of such notes during the first and second quarters of 2011.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  To successfully grow our business, our management believes it must improve our cash position through greater and sustainable sales of our product lines, and increase the productivity of the production process.  The Company has purchased equipment to increase production capacity and anticipates increased sales in 2011 resulting from its ability to have the capacity to meet increased customer demand for its products.

As of June 30, 2011, we have $1,904,000 worth of convertible notes that remain outstanding, and which come due in 2012.  If our note holders choose not to convert the notes, we will either have to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  If we are forced to repay the notes, this would have a material adverse impact on the Company's business, operations, financial condition and prospects, including its ability to operate as a going concern.  We do not consider raising capital through an equity offering to be an attractive alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not grow our business and are required to repay notes maturing in 2012. The Company cannot provide any assurances of the availability of future financing or the terms on which it might be available.

The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities increased to $14,062,359 at June 30, 2011 from $13,528,355 at December 31, 2010. The change in fair value during the six months ended June 30, 2011 is $965,154 and the loss on derivative is ($411,192).  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $366,054 net increase in cash during the six months ended June 30, 2011 included in the accompanying Consolidated Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the six month periods ended June 30:

	2011	2010
Cash used in operating activities	$ (2,041,158)	$ (2,167,176)
Cash used in investing activities	(762,210)	(307,152)
Cash provided by financing activities	3,169,422	2,733,039
Increase in cash	$ 366,054	$ 258,711

Cash used in operating activities was $2,041,158 in the six month period ended June 30, 2011, compared to $2,167,176 in the six month period ended June 30, 2010.  Net losses of $5,688,273 and $4,329,304 for the six months ended June 30, 2011 and 2010, respectively, were the primary reasons for our negative operating cash flow in both years.  The Company’s negative operating cash flows for the six months ended June 30, 2011 and 2010 was offset by the effect of non-cash charges to income, such as depreciation, amortization on debt discount and stock-based compensation.

Cash used in investing activities was $762,210 in the six month period ended June 30, 2011, compared to $307,152 in the six month period ended June 30, 2010.  In both 2011 and 2010, we purchased equipment to support our manufacturing.  Investing activities in the six months ended June 30, 2011 consisted entirely of purchases of equipment for our manufacturing plant.  In the six month ended June 30, 2010, we purchased $380,952 in equipment, but received $73,800 in proceeds from the sale of equipment.

Cash provided by financing activities was $3,169,422 in the six month period ended June 30, 2011, compared to $2,733,039 in the six month period ended June 30, 2010.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  Proceeds from the combined sale of preferred stock and common stock totaled $3,329,422 and $937,039 in the first six months of 2011 and 2110, respectively.  The Company did not engage in any debt financings in the first six months of 2011, as compared to $1,796,000 in borrowing on debt in the first six months of 2010.

Commitments/Contingencies:

Capital Expenditures.  At June 30, 2011, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in March 2012 and monthly rental payments are $21,000, exclusive of property taxes.  The Company is currently negotiating a lease extension.

Litigation.  A suit was filed in the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois against the Company by Daniel Caravette arising from an alleged breach by the Company of a settlement agreement.  In September 2010, a judgment was entered against the Company in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and for a total of $78,140.  The Company has filed an appeal of this award and posted a bond in the amount of $125,000. The $125,000 liability is included in accrued expenses and other on the balance sheet at June 30, 2011.

The Company is also involved as a defendant in a suit alleging violations by the Company of the Consumer Fraud Act where the plaintiff is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The Company currently has filed a motion to dismiss that is pending in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois.  The pleadings are still at issue and discovery is underway.  Thus, the outcome is unknown as of the report date

Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of these actions will not have a material adverse effect on the consolidated financial statements of the Company.  However, an adverse outcome in either of these actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Analysis of Market Risks

(Not Applicable)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached by our Principal Executive Office and Principal Financial Officer was a result on the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2010 .

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

1.
As of June 30, 2011, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of June 30, 2011, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of June 30, 2011.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses

As discussed above, as of December 31, 2010, we identified material weaknesses in our internal control over financial reporting primarily due to the Company not having developed accounting policies and procedures and effectively communicated to same to its employees.  Management plans to address these weaknesses by providing future investments in the continuing education of our accounting and financial professionals.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or if additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

During the three months ended June 30, 2011, there have been no material developments in the legal proceedings discussed in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

Item 1A.  Risk Factors.

Refer to risk factors in Part II, Item 7A, of the Company’s 2010 Annual Report on Form 10-K. Refer also to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” in Part I, Item 2, above.

Item 6.  Exhibits.

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date: August 15, 2011	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date: August 15, 2011                                                                /s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.

Form 10-Q for Quarter Ended June 30, 2011

Exhibit Number	Description
10.1	Cooperative Research and Development Agreement with the United States Department of Agriculture's Agricultural Research Service dated June 14, 2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
1.01 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	F-1

Statements of Operations for three and six months ended as of June 30, 2011 and 2010 (unaudited)	F-3

Statements of Cash Flows as of June 30, 2011 and 2010 (unaudited)	F-4

Notes to Financial Statements as of June 30, 2011 and 2010 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited)
	6/30/2011	12/31/2010

Current Assets
Cash and cash equivalents	$ 2,693,067	$ 2,327,013
Accounts receivable	105,965	205,409
Inventory	134,927	87,108
Prepaid expenses and other assets	82,591	93,181

Total current assets	3,016,550	2,712,711

Long Term Assets
Property and equipment, net	3,477,262	2,914,880
Deposit on Fixed Asset	-	137,450
Deposits	11,893	15,003

Total other assets	3,489,155	3,067,333

TOTAL ASSETS	$ 6,505,705	$ 5,780,044

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	6/30/2011	12/31/2010

Current Liabilities
Accounts payable	$ 156,087	$ 356,567
Dividends payable	334,851	66,934
Accrued expenses and other	478,144	790,462
Accrued Liquidated Damages	36,178	111,028
Derivative Liabilities	14,062,359	13,528,355
Convertible Notes Payable, Net	1,023,396	3,352,985
Total Current Liabilities	16,091,015	18,206,331

Total Liabilities	16,091,015	18,206,331

Commitment & Contingencies
Convertible, Redeemable Preferred Stock Preferred Stock Series I, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 968,858,and 956,858 shares, June 30, 2011 and December 31, 2010 respectively	4,844,291	4,784,291
Convertible, Redeemable Preferred Stock Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 665,339,and 0 shares, June 30, 2011 and December 31, 2010 respectively	3,326,697	-
Discount on Preferred Stock	(6,643,119)	(4,457,406)
Net Preferred Stock	1,527,869	326,885

Total Commitment & Contingencies	1,527,869	326,885

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 13,187,277 and 8,091,769 shares, June 30,2011 and December 31, 2010 respectively.	659	405
Additional paid-in capital	91,490,738	84,162,726
Accumulated deficit	(102,604,576)	(96,916,303)

Total Stockholders' Equity (Deficit)	(11,113,179)	(12,753,172)

TOTAL LIABILITIES & CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,505,705	$ 5,780,044

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
REVENUES:
Products	$ 207,560	$ 201,138	$ 454,926	$ 381,389
Total revenues	207,560	201,138	454,926	381,389

COST OF REVENUES:
Products	609,038	580,283	1,254,696	1,123,705
Total cost of revenues	609,038	580,283	1,254,696	1,123,705

GROSS MARGIN	(401,478)	(379,145)	(799,770)	(742,316)

OPERATING EXPENSES:
Selling, general and administrative	1,662,144	2,004,878	3,455,885	4,263,764
Loss/(Gain) on asset disposals, net	-	40,359	-	40,359
Total operating expenses	1,662,144	2,045,237	3,455,885	4,304,123

OPERATING LOSS	(2,063,622)	(2,424,382)	(4,255,655)	(5,046,439)

OTHER INCOME (EXPENSES):
Rental and other income	2,859	15	3,075	55
Interest income	2,074	437	3,418	1,107
Interest expense	-	(7)	-	(7)
Finance charge	-	-	-	-
Interest expense - Note Payable	(229,248)	(1,288,534)	(2,055,910)	(2,428,507)
Liquidated Damages	-	(10,903)	-	(30,928)
Gain on Liquidating Damages	74,850	0	74,850	0
Change in Fair Value - Derivative	2,801,919	166,289	965,154	3,525,182
Loss on Derivative Settlement	-	(23,839)	(411,192)	(344,133)
Loss on Conversion of Note Payable	-	-	-	(5,634)
Settlement (loss) gain	447	-	(12,013)	-
Total other income (expenses)	2,652,901	(1,156,542)	(1,432,618)	717,135

LOSS FROM CONTINUING OPERATIONS	$ 589,279	$(3,580,924)	$(5,688,273)	$(4,329,304)

NET PROFIT/(LOSS)	$ 589,279	$(3,580,924)	$(5,688,273)	$(4,329,304)

Preferred Dividends Payable	$ 104,945	$ 5,424	$ 267,917	$ 5,424
Accretion of Discount of Preferred Stock	$ 744,610	$ 22,193	$ 1,200,984	$ 22,193

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (260,276)	$(3,608,541)	$(7,157,174)	$(4,356,921)
NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.02)	$ (0.98)	$ (0.67)	$ (1.21)

Weighted Average Number of Shares Basic and Diluted	13,082,249	3,671,752	10,711,310	3,586,480

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
	(Unaudited)	(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,688,273)	(4,329,304)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation	1,367,164	1,796,635
Shares issued for director fees	201,400	234,000
Shares & Warrants issued for Services	381,001	490,000
Amortization on Debt Discount	1,779,411	1,754,672
Depreciation	337,278	390,710
Loss on asset disposal	-	40,359
Loan Cost Amortization	-	295,981
Interest on conversion of NP	-	5,634
Change in Derivative Liability, net of bifurcation	(553,962)	(3,181,048)
Gain on Liquidating Damages	(74,850)	30,928
Changes in operating assets and liabilities:
Accounts receivable	99,444	(19,365)
Inventory	(47,819)	35,119
Prepaid expenses and other assets	13,700	(32,059)
Increase/(Decrease) in:
Accounts payable and accrued expenses	144,348	320,562

CASH USED FOR OPERATING ACTIVITIES	(2,041,158)	(2,167,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(762,210)	(380,952)
Proceeds from asset disposals	-	73,800
CASH USED FOR INVESTING ACTIVITIES	(762,210)	(307,152)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	3,326,697	921,000
Proceeds from sale of common stock	2,725	16,039
Borrowing on debt	-	1,796,000
Principal payment on debt	(160,000)	-
CASH PROVIDED BY FINANCING ACTIVITIES	3,169,422	2,733,039
NET (DECREASE)INCREASE IN CASH	366,054	258,711

CASH AT BEGINNING OF PERIOD	2,327,013	324,784

CASH AT THE PERIOD ENDED JUNE 30	2,693,067	583,495

Supplemental Disclosures of Cash Flow Information:

Cash less exercise of warrants	-	10
Note Payable conversion	4,605,916	1,700,603
Discount on convertible debentures	-	1,796,000
Discount on preferred stock	3,386,697	888,749
Amortization on preferred stock	1,200,984	22,193
Change in derivative liability due to exercise of warrants	26,842	367,780
Change in derivative liability due to conversion of NP	2,271,889	231,216
Dividends Payable	267,917	5,424

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

Presentation of Interim Information

The financial information at June 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

The results for the six and three months ended June 30, 2011 may not be indicative of results for the year ending December 31, 2011 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of June 30, 2011 and December 31, 2010 the allowance for doubtful accounts is $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were $2,426,505 in cash equivalents at June 30, 2011 and no cash equivalents at December 31, 2010.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2011, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at June 30, 2011 was $14,062,359 compared to $13,528,355 as of December 31, 2010.  The change in fair value for the six months ended June 30, 2011 was $965,154 compared to $3,525,182 as of June 30, 2010. The loss on derivative for the six months ended June 30, 2011 was ($411,192) compared to ($349,767) as of June 30, 2010. See also Note 9 herein.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended June 30, 2011 was $8,946.  The amount for the three months ended June 30, 2010 was $744.

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

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $1,367,164 and $1,796,635 for the six months ended June 30, 2011 and 2010, respectively.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

New Accounting Pronouncements
In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures.  This update provides amendments to ASC Subtopic 820-10 requiring new disclosures regarding (1) transfers in and out of Levels 1 and 2, in which the Company should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) the reconciliation for fair value measurements using significant unobservable inputs (Level 3), in which the Company should present separately information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number).  In addition the update provides clarification of existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchase, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

Our cash on hand as of June 30, 2011 is $2,693,067.  Since June 2010, we brought in $8,170,988 in funds through the sale of Preferred Stock, and our investors converted approximately $8,100,000 of convertible debt into common stock. In addition to the fundraising efforts, we intend to make capital expenditures necessary to increase our capacity and to reduce our cost per pound. Due to the expected increase in production capacity, we anticipate our sales for fiscal year ended December 31, 2011 will approximately double those of fiscal year ended December 31, 2010.

Although we have recurring operating losses and negative cash flows from operating activities, we have positive working capital and believe we have enough cash on hand to satisfy current obligations.  If we are unsuccessful in our plans to increase revenue and capacity, the impact may have a material impairment on our ability to continue as a going concern.

NOTE 3 – INVENTORY

At June 30, 2011 and December 31, 2010, inventory consists of the following:

	6/30/2011	12/31/2010
Raw materials	$ 53,095	$ 24,020
Packaging	4,171	2,764
Work-in-process	25,456	7,584
Finished goods	52,205	52,740
Other Inventory	-	-
Total inventory	$ 134,927	$ 87,108

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At June 30, 3011 and December 31, 2010, property and equipment, net consists of the following:

	6/30/2011	12/31/2010
Production, engineering and other equipment	$6,648,307	$5,751,832
Leasehold improvements	2,904,188	2,901,002
Office equipment and furniture	577,226	577,226
Computer equipment and related software	129,899	140,246
	$10,259,620	$9,370,306
Accumulated depreciation	($6,782,358)	($6,455,426)
Property and equipment, net	$3,477,262	$2,914,880

Depreciation expense was $172,333 and $190,663 for the three months ended June 30, 2011 and June 30, 2010 respectively.  Depreciation expense was $337,278 and $390,710 for the six months ended June 30, 2011 and June 30, 2010 respectively.  During 2011, the company has not sold any equipment.  During 2010, the Company sold equipment with a net book value of $114,160 for a total of $73,800. The Company recognized a loss of $40,359 with respect to such sale of equipment.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – ACCRUED EXPENSES AND OTHER

At June 30, 2011 and December 31, 2010 accrued expenses consist of the following:

	6/30/2011	12/31/2010
Accrued legal	$ 4,173	$ 670
Accrued payroll and taxes	4,812	5,373
Accrued Settlements	125,000	78,140
Accrued Interest	223,762	604,412
Accrued expenses and other	120,397	101,867
Total accrued expenses & other	$ 478,144	$ 790,462

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2011, the Company had $1,904,000 worth of Convertible notes outstanding, all of which comes due in 2012.

Amortization on Convertible Notes

For the period ended June 30, 2011 and December 31, 2010, the Company recorded a debt discount in the amount of $0 and $1,816,000, respectively. The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes. The warrant and beneficial conversion feature exceeded the face value of the note. The total debt discount as of June 30, 2011 and December 31, 2010, was $880,604 and $2,660,015, respectively, net of total amortization.  The Company recognized debt discount amortization related to the convertible notes in the amount of $1,779,411 for the six months ended June 30, 2011 and $3,316,914 for the twelve months ended December 31, 2010.  An interest charge of $1,004,852 included in the total of $1,779,411 represents the remaining discount associated with the converted notes.

NOTE 7 – PREFERRED STOCK

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

We also entered into a registration rights agreement with Brightline pursuant to which we will agree to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants no later than 60 days after April 15, 2011. In addition, the Company shall use its best efforts to become effective but no later than 120 days after April 15, 2011. The Company will make pro rata payments to each investor, as liquidated damages and not as a penalty in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period. The registration statement was filed on June 2, 2011 and went effective on June 3, 2011.

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

Beginning June 3, 2010 through December 31, 2010, we entered into several private placement subscription agreements with investors pursuant to which we sold 478.43 units consisting of Preferred Stock and warrants, for an aggregate offering price of $4,784,291. Each of the units (individually, a "Unit" and collectively, the "Units") consists of 2,000 shares of the Series I 8% Convertible Preferred Stock ("Preferred Stock") at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms. The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the investors were 7,176,437. Brightline Ventures I, LLC, invested $4,395,291 of the total amount set forth in the preceding paragraph. Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC. Further, current Z Trim Director Morris Garfinkle invested $30,000 of the total amount set forth in the preceding paragraph.

As of June 30, 2011, the Company accrued dividends of $334,851 compared to $66,934 as of December 31, 2010.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying all issued Preferred Stock (Series I and II) and accompanying Warrants.  This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

Currently, there are 968,858 shares of Series I Preferred Stock outstanding, convertible into 4,844,291 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 259,067 shares of common stock.

Currently, there are 665,339 shares of Series II Preferred Stock outstanding, convertible into 3,326,697 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 76,560 shares of common stock.

NOTE 8 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”), which the Company did not meet. Under the terms of the registration rights agreement, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from almost all of the 2008 investors.   Under the terms of the RRA, we potentially owe, and recognized as liquidated damages, the amount of $36,178 relating to holders from whom we did not receive waivers.

NOTE 9 – DERIVATIVE LIABILITIES

The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased to $14,062,359 at June 30, 2011 from $13,528,355 at December 31, 2010. The change in fair value during the six months ended June 30, 2011 is $965,154 and the loss on derivative is ($411,192).

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Common stock warrants	10,944,988	9,041,049
Embedded conversion features –part of note discount	3,117,371	4,487,306

Total	$14,062,359	$3,528,355

	June 30, 2011	December 31, 2010
Beginning Balance	13,528,355	10,285,578
Bifurcated Amount	3,386,697	6,560,569
new Change in Derivative Liability	(553,962)	(1,927,911)
Change in Derivative Liability due to conversion of Note Payables and Warrants	(2,298,731)	(1,389,881)
Total	$ 14,062,359	$ 13,528,355

NOTE 10 – EQUITY

Common Stock issued on Converted Notes

During the second quarter, Z Trim Holdings, Inc. (the "Company") issued 273,620 shares of its common stock, $.00005 par value per share, upon conversion to common stock of  its 8% Convertible Secured Notes Due in 2011 (the "Notes"), principal of $234,500 and interest of $39,120.

During the first quarter of 2011, the Company issued 4,332,529 shares of common stock for conversion of principle of 3, 714, 500, and interest of 618,029.

For the six months ended June 30, 2011, the company issued 4,606,149 shares of its common stock, $.00005 par value per share.  As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $1,904,000 and increased its common stock and additional-paid-in capital by an aggregate of $7.35 million.

Common Stock Issued to Directors

On January 7, 2011 the Company issued 140,000 shares of common stock to four of its external directors (35,000 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total of expense of $141,400 related to these issuances.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Common Stock Issued for Services

On April 12, 2011, the Company entered into an Agreement for Services with AIM Capital Corporation, pursuant to which AIM agreed to provide public relations services to us for a period of twelve months. In exchange for AIM’s services, we agreed to pay Aim an annual fee of 125,000 shares of common stock which will vest as follows: 50,000 upon execution of agreement, 25,000 on the 90th day following this agreement, 25,000 on the 180th day following this agreement, and 25,000 on the 270th day following this agreement. The agreement also includes that should either party terminate this agreement, AIM shall be entitled to keep all vested a shares as of the date of termination, plus any pro rata amount of shares based on the termination date.

Therefore, as of June 30, 2011, the Company issued 125,000 shares of common stock.  50,000 shares vested and are valued at $85,000, based on the closing price on the measurement date, April 12, 2011, of $1.70.  The remaining 75,000 unvested shares have a fair value of $42,243, based on the closing price at period end, June 30, 2011, of $1.05. We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the issuance above. This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

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

Therefore, as of June 30, 2011, the Company issued 175,000 shares of common stock valued at $253,752 based on the closing price on the measurement date. The remaining 175,000 shares will be issued on the upcoming vesting dates. We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the issuance above. This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

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

Exercising of Stock Warrants and Options

During the second quarter of 2011, no stock warrants were exercised.

During the first quarter of 2011, 49,358 warrants were exercised for cash of $2,725.

Common Stock Issued on the Cashless Exercise of Warrants

We have not issued any shares of common stock on the cashless exercise of warrants in 2011 compared to the issuance of 207,585 shares of common stock on the cashless exercise of warrants during the first six months of 2010.

NOTE 11 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of June 30, 2011 and December 31, 2010 is as follows:

	6/30/2011		12/31/2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,484,833	$ 1.26	1,405,062	$ 0.66
Granted	2,058,702	$ 1.05	3,767,500	$ 1.21
Exercised	-	$ -	-	$ -
Expired and Cancelled	(138,333)	$ 3.69	(1,687,729)	$ 2.18
Outstanding at end of period	5,405,202	$ 1.12	3,484,833	$ 0.52

Exercisable at end of period	4,525,208	$ 1.16	3,401,333	$ 1.29

During the six months ended June 30, 2011, the company granted 2,058,702 options.  Stock based compensation for the three and six months ended June 30, 2011 was $651,754 and $1,367,164, respectively.

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

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

6/30/2011
Weighted average fair value per option granted	$ 0.95
Risk-free interest rate	0.57%
Expected dividend yield	0.00%
Expected lives	1 - 2.5
Expected volatility	230.81%

As of June 30, 2011, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $679,722 which had an average expense recognition period of 211 days.

As of June 30, 2011, the Company had reserved 20.0 million shares for issuance under the Plan.  As of June 30, 2011, the Company had 14,211,465 million options available for grant under the Plan. (20,000,000 less 5,405,202 options less 383,333 director shares =14,211,465).

Stock options outstanding at June 30, 2011 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	5,195,202	4.1	$ 1.13	4,175,208
$1.51-$3.00	210,000	3.3	$ 1.49	210,000
	5,405,202	4.0	$ 1.13	4,385,208

Warrants

As of June 30, 2011, the Company has warrants outstanding to purchase 23,693,239, shares of the Company’s common stock, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through June 2015.   There were 5,080,046 warrants issued in the six month period ending June 30, 2011.  The fair value of the warrants granted during the three and six months ended June 30, 2011 is included in the calculation of the derivative liability as the warrants associated with the convertible note payable also contain certain ratchet provisions.  The summary of the status of the warrants issued by the Company as of June 30, 2011 and December 31, 2010 are as follows:

	Year Ended		Year Ended
	6/30/2011		12/31/2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,779,753	$1.59	9,682,380	$1.61
Granted	5,080,046	$1.66	9,900,437	$1.50
Exercised	(49,358)	$0.06	(108,172)	$0.16
Cashless	-		(344,892)	$0.19
Expired and Cancelled	(117,202)	$13.72	(350,000)	$1.10
	23,693,239		18,779,753

Outstanding, end of period	23,693,239	$1.55	18,779,753	$1.59

Unexercisable at end of period
Exercisable at end of period	23,693,239	$1.55	18,779,753	$1.59

During the first six months of 2011, investors exercised 49,358 warrants and none on a cashless basis.  During the first six months of 2010, investors exercised 280,663 warrants, of these 207,586 warrants were on a cashless basis.

NOTE 12 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were two significant customers that accounted for greater than 10% (each) of sales for the six months ended June 30, 2011. These two customers accounted for 37%, and 27% of total gross sales.   In addition, there were three significant customers that account for greater than 10% (each) of accounts receivable for the six months ended June 30, 2011. These customers accounted for 10%, 10% and 50% of the accounts receivable.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At June 30, 2011 and December 31, 2010, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

 Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

For the six months ended June 30, 2011 and 2010, respectively, the Company recognized rent expense of $169,440 and $160,908. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2011	126,000
2012	63,000
2013	-
2014	-
2015	-
$ 189,000

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

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and for a total of $78,140.  The Company has filed an appeal of this award and posted a bond in the amount of $125,000.  Appellate Briefs have been filed and we await a ruling from the Appellate Court.

NOTE 15 – RELATED PARTY TRANSACTIONS

In 2011,  the Company’s external Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to apply $15,000 of their Directors’ fees (20% of which was past due), to the purchase of Units pursuant to the terms of the preferred stock series I  as set forth in Note 7 hereinabove.

NOTE 16 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2011.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 17 – SUBSEQUENT EVENTS

On August 8, 2011, the Company issued 87,500 shares of common stock valued at $98,000 based on the closing price of $1.12 on the measurement date. The remaining 87,500 shares will be issued on the upcoming vesting dates.