Form 10-Q
period 2011-09-30
Z TRIM HOLDINGS, INC
filed 2011-11-21
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2011
Common Stock, $0.00005 par value	13,451,741

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7

Item 4.	Controls and Procedures	7

PART II

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 6.	Exhibits	8

SIGNATURES		9

EXHIBIT INDEX		10

Financial Statements	Balance Sheets
	At September 30, 2011 (unaudited) and December 31, 2010	F-1

	Statements of Operations
	for the three and nine months ended September 30, 2011 and 2010 (unaudited)	F-3

	Statements of Cash Flows
	for the nine months ended September 30, 2011 and 2010 (unaudited)	F-4

	Notes to Financial Statements (unaudited)	F-5

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

In addition to the assumptions and other factors referenced specifically in connection with such statements, factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: our history of operating losses; lack thus far of significant market acceptance of our products; possible problems in implementing new relationships or their failure to achieve the desired benefits; the fact that we may dilute existing shareholders through additional stock issuances; our reliance on our intellectual property; the potential negative effects of manipulation in the trading of our common stock; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2010 Annual Report on Form 10-K.

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

As our current facility is a prototype plant, being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer separation technologies and thereby optimize plant capacity.  The Company has entered into an agreement with an outside manufacturer to help increase capacity in 2012.

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the first nine months of 2011 are up 12.1% over the first nine months of 2010 and sales for the third quarter in 2011are flat compared to the third quarter of 2010.  In 2011 we have purchased and installed new equipment, at a cost of approximately $762,000, to increase our production capacity and help reduce costs of production going forward.

On October 17, 2011, the Company entered into a Custom Processing Agreement (“CPA”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.  The CPA provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The CPAt automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  Production pursuant to the CPA is anticipated to begin no later than June 30, 2012.  Once production commences, the CPA provides for minimum production volumes of 40,000 lbs per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.  However, due to factors, including potential start-up problems, changes in customer demand, inability of parties to perform their obligations and factors outside the Company’s control, the Company cannot assure that production will begin as anticipated or that it will achieve these levels.

On November 3, 2011, the Company announced that Skidmore Sales and Distributing has recently added Z Trim® Ingredients to its broad specialty product portfolio, thereby providing food manufacturers in the Midwest and Atlantic marketplaces easier access to the multi-functional benefits of Z Trim® Ingredients.  Skidmore Sales and Distributing presently services over 3,000 customers in the Midwest and Atlantic regions of the United States.  Established in 1963, Skidmore is one of the nation’s leading distributor and broker to food processors and manufacturers, offering over 2,500 ingredients from over 150 suppliers.   However, the Company cannot provide assurance that this relationship will be successful or result in improved sales results.

Capitalization / Convertible Debt

In the first and second quarters of 2011, approximately 81% of the holders of the Company’s8% Convertible Secured Notes Due in 2011 and 2012 decided to convert their Notes into common stock of Z Trim Holdings in advance of the maturity date of those Notes. Holders of $3,949,000 of these Notes have elected to convert, including all of the external members of Z Trim’s Board of Directors and the Company’s largest investor, Brightline Ventures I, LLC. As a result of these conversions, the Company issued 4,606,149 shares of its common stock, 3,949,000 shares representing the principal of its 8% Convertible Secured Notes Due in 2011 and 2012, and 657,149 shares representing interest of $657,149 due on the Notes. Consequently, the Company has reduced outstanding Note indebtedness to $1,904,000 due in 2012, thus helping to preserve capital needed to increase the Company’s production capacity to meet the growing market demand and to continue to develop and refine new applications and products.

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

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues

Revenue for the three months ended September 30, 2011 was $220,025, as compared to revenue of $220,863 for the three months ended September 30, 2010.  Our revenue for the three months ended September 30, 2011 and 2010 was entirely attributable to product sales.  Based on current order levels from our customers, we anticipate revenues will increase during the fourth quarter of 2011 because we have added production capacity to meet increased demand for our products; however, such an increase would depend on sustained or increased levels of purchases by existing and new customers and actual realization of our customers’ current demand levels, as well as the completion of changes in our production process, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended September 30, 2011 and 2010 was $621,026 and $649,742, respectively, a decrease of $28,716 or 4%.  The decrease in costs of goods sold is attributable to a decrease in material costs and manufacturing overhead, which was partially offset by a rise in labor costs.  Lower equipment repairs, maintenance and rental were a result of the new equipment brought online during September 2011.  As a result, production volume has increased. If sustained, we believe this would allow the allocation of fixed costs over a greater number of finished goods and further reduce costs of goods sold in the future to improve margins.

Gross Loss

Gross loss for the three months ended September 30, 2011 was $401,001, or approximately 182% of revenues, as compared to gross loss of $428,878, or approximately 194% of revenues for the three months ended September 30, 2010.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 and 2010 consisted entirely of selling, general and administrative expenses.  Operating expenses for the three months ended September 30, 2011 were $1,309,173, a decrease of $10,113 or 1% from $1,319,286 for the three months ended September 30, 2010.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended September 30,
	2011	2010
Stock-based compensation expenses	$ 502,044	$ 542,828
Salary expenses	329,133	396,233
Professional fees	45,843	36,669
Non-manufacturing depreciation expenses	23,020	86,611
Employment recruiting expenses	350	39,025
Investor relations expense	189,583	19,295
Total	$ 1,089,973	$ 1,120,661

The increase in investor relations expense is due to the issuance of stock-based compensation to our investor relations consultants in the third quarter of 2011.  Prior to the three month period ended September 30, 2011, we had released members of our administrative staff, resulting in lower salary expenses during the three month period ended September 30, 2011.

Operating Loss

Operating loss for the three months ended September 30, 2011 decreased to $1,710,174 compared to $1,748,164 for the three months ended September 30, 2010 due to the reasons described above.

Other Income (Expense)

Other income for the three months ending on September 30, 2011 was $1,655,512 as compared to $52,337 for the three months ending on September 30, 2010.  The increase in other income of $1,603,175 was primarily due to the change in the fair value of our derivatives resulting in additional income of $769,434 attributable to conversions of note payables into common stock and decreased interest expense from our convertible notes.

Net Profit (Loss)

As a result of the above, for the three months ended September 30, 2011 and 2010, we reported a net loss of $54,662 and $1,695,827, respectively.

Basic and Diluted Income (Loss) per Share

The basic and diluted net loss per share for the three months ended September 30, 2011 was ($0.02) per share, as compared to net loss per share of ($0.98) for the three months ended September 30, 2010 due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of notes payable into shares of common stock.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenues

Revenue for the nine months ended September 30, 2011 was $674,951, a 12% increase from $602,252 for the nine months ended September 30, 2010.  Our revenue for the nine months ended September 30, 2011 and 2010 was entirely attributable to product sales.  The increase in product revenue was primarily due to the increase in Z Trim products sales to large food processors during the reporting period.  The increase is revenue was partially offset by the effects of a slowdown in manufacturing at our production facility during the second quarter of 2011 due to the installation of new equipment designed to increase our production capacity.  Based on current order levels from our customers, we anticipate revenues will increase during the fourth quarter of 2011 because we have added production capacity to meet increased demand for our products; however, such an increase would depend on sustained or increased levels of purchases by existing and new customers and actual realization of our customers’ current demand levels, as well as the completion of changes in our production process, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the nine months ended September 30, 2011 and 2010 was $1,875,722 and $1,773,446, respectively, an increase of $102,276 or 6%.  The increase in costs of goods sold is attributable to increased sales as well as increases in material costs, direct labor, maintenance salaries and depreciation.  At lower volumes of production, our per unit cost of finished goods remains high.  If we are successful in increasing production to the extent that we are able to effectively spread fixed costs out over a greater number of finished goods, we anticipate that our costs of goods sold would decrease and margins would improve.

Gross Loss

Gross loss for the nine months ended September 30, 2011 was $1,200,771, or approximately 178% of revenues, as compared to gross loss of $1,171,194, or approximately 194% of revenues for the nine months ended September 30, 2010.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $4,765,058, a decrease of $858,351 or 15% from $5,623,409 for the nine months ended September 30, 2010.  Operating expenses for the nine months ended September 30, 2011 consisted entirely of selling, general and administrative expenses, as compared to operating expenses for the nine months ended September 30, 2011 where  $5,583,050 was attributable to selling, general and administrative expenses and $40,359 was attributable to a loss on asset disposal.

The significant components of selling, general and administrative expenses are as follows:

	Nine months ended September 30,
	2011	2010
Stock-based compensation expenses	$ 1,869,208	$ 2,339,462
Salary expenses	1,050,035	1,217,897
Professional fees	199,952	260,619
Non-manufacturing depreciation expenses	68,446	210,257
Employment recruiting expenses	26,846	95,250
Investor relations expense	631,775	558,931
Total	$ 3,846,262	$ 4,682,416

Although similar amounts of stock-based compensation were granted during the nine months ended September 30, 2011 and the nine months ended September 30, 2010, the decrease in stock-based compensation expenses is the result of a lower market price for the stock on the dates issued in 2011 as compared to 2010.

Operating Loss

Operating loss for the nine months ended September 30, 2011 decreased to $5,965,829 compared to $6,794,603 for the nine months ended September 30, 2010 due to the reasons described above.

Other Income (Expense)

Other income for the nine months ending on September 30, 2011 was $222,894 compared to $769,472 for the nine months ending on September 30, 2010.  The decrease in other income of $546,578 to other income/(expense) was primarily due to a change in the fair value of our derivatives resulting in a decrease of income of $1,790,594, partially offset by decreased interest of $1,132,249 resulting from a decrease in our outstanding convertible notes.

Net Profit (Loss)

As a result of the above, for the nine months ended September 30, 2011 and 2010, we reported a net loss of ($5,742,935) and ($6,025,131), respectively.

Basic and Diluted Income (Loss) per Share

The basic and diluted net loss per share for the nine months ended September 30, 2011 was ($0.71) per share, as compared to net loss per share of ($1.21) for the nine months ended September 30, 2010 due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of notes payable into shares of common stock.

Liquidity and Capital Resources

As of September 30, 2011, we had a cash balance of $1,464,264, a decrease from a balance of $2,327,013 at December 31, 2010.  At September 30, 2011, we had a working capital deficit of $12,502,344, an improvement from a working capital deficit of $15,493,620 as of December 31, 2010.  The difference in working capital deficit was primarily because of a decrease in the convertible notes outstanding resulting from a conversion of such notes into common stock during the first and second quarters of 2011.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  To successfully grow our business, our management believes it must improve our cash position through greater and sustainable sales of our product lines, and increase the productivity of the production process.  The Company has purchased equipment to increase production capacity and anticipates increased sales in the fourth quarter of 2011 and for fiscal 2012 based on current order levels from its customers and resulting from its ability to have the capacity to meet increased customer demand for its products.  However, such an increase would depend on sustained or increased levels of purchases by existing and new customers and actual realization of our customers’ current demand levels, as well as the completion of changes in our production process, all of which cannot be assured.

As of September 30, 2011, we have $1,904,000 worth of convertible notes that remain outstanding, and which come due in 2012.  If our note holders choose not to convert the notes, we will need to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  If we are forced to repay the notes, this need for funds would have a material adverse impact on the Company's business, operations, financial condition and prospects, including its ability to operate as a going concern.  If we are forced to repay the notes, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations in 2012. Accordingly, we will be required to obtain additional financing in order to repay the notes, cover operating losses and working capital needs. We also have agreed to make available to with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, a $500,000 line of credit for use financing ANP’s operating costs.  The extension of credit to ANP is anticipated to have a material adverse impact on the Company's cash resources.  We do not consider raising capital through an equity offering to be an attractive alternative to supplement working capital needs, given our current public equity valuation.  However, for the foregoing reasons we may find it necessary to raise additional capital in 2012. The Company cannot provide any assurances of the availability of future financing or the terms on which it might be available.  In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities decreased to $12,093,101 at September 30, 2011 from $13,528,355 at December 31, 2010. The change in derivative fair value during the nine months ended September 30, 2011 resulted in other income of $2,926,866 and the loss on derivative settlement is ($411,192).  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $862,749 net decrease in cash during the nine months ended September 30, 2011 included in the accompanying Consolidated Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended September 30:

	2011	2010
Cash used in operating activities	$ (3,180,409)	$ (3,076,542)
Cash used in investing activities	(852,392)	(240,959)
Cash provided by financing activities	3,170,052	3,033,039
Increase/(Decrease) in cash	$ (862,749)	$ 284,462

Cash used in operating activities was $3,180,409 in the nine month period ended September 30, 2011, compared to $3,076,542 in the nine month period ended September 30, 2010.  Net losses of $5,742,935 and $6,025,131 for the nine months ended September 30, 2011 and 2010, respectively, were the primary reasons for our negative operating cash flow in both years.  The Company’s negative operating cash flows for the nine months ended September 30, 2011 and 2010 was offset by the effect of non-cash charges to income, such as depreciation, amortization on debt discount and stock-based compensation.

Cash used in investing activities was $852,392 in the nine month period ended September 30, 2011, compared to $240,959 in the nine month period ended September 30, 2010.  In both 2011 and 2010, we purchased equipment to support our manufacturing.  Investing activities in the nine months ended September 30, 2011 consisted entirely of purchases of equipment for our manufacturing plant.  In the nine month ended September 30, 2010, we purchased $314,759 in equipment, but received $73,800 in proceeds from the sale of equipment.

Cash provided by financing activities was $3,170,052 in the nine month period ended September 30, 2011, compared to $3,033,039 in the nine month period ended September 30, 2010.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  Proceeds from the combined sale of preferred stock and common stock totaled $3,330,052 and $1,237,039 in the first nine months of 2011 and 2110, respectively.  The Company did not engage in any debt financings in the first nine months of 2011, as compared to $1,796,000 in borrowing on debt in the first nine months of 2010.

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with ANP in order to provide the Company with a partner for future manufacturing initiatives.  Under the terms of the Agreement, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not drawn down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.

Capital Expenditures.  At September 30, 2011, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in March 2012 and monthly rental payments are $21,000, exclusive of property taxes.  The Company is currently negotiating a lease extension.

Litigation.  A suit was filed in the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois against the Company by Daniel Caravette arising from an alleged breach by the Company of a settlement agreement.  In September 2010, a judgment was entered against the Company in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and for a total of $78,140.  The Company has filed an appeal of this award and posted a bond in the amount of $125,000. The $125,000 liability is included in accrued expenses and other on the balance sheet at September 30, 2011.  On September 29, 2011, the Appellate Court ruled in favor of Mr. Caravette.  On October 27, 2011, the Company made payment of $97,500 as full and final payment for the judgment, interest thereon and attorneys’ fees.

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

Item 3. Quantitative and Qualitative Analysis of Market Risks

(Not Applicable)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  This conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, where management identified material weaknesses consisting of ineffective controls over the control environment and financial statement disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

Other than as set forth below, during the three months ended September 30, 2011, there have been no material developments our previously disclosed legal proceedings.

A suit was filed in the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois against the Company by Daniel Caravette arising from an alleged breach by the Company of a settlement agreement.  In September 2010, a judgment was entered against the Company in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and for a total of $78,140.  The Company has filed an appeal of this award and posted a bond in the amount of $125,000. The $125,000 liability is included in accrued expenses and other on the balance sheet at September 30, 2011.  On September 29, 2011, the Appellate Court ruled in favor of Mr. Caravette.  On October 27, 2011, the Company made payment of $97,500 as full and final payment for the judgment, interest thereon and attorneys’ fees.

Item 1A.  Risk Factors.

Refer to risk factors in Part II, Item 7A, of the Company’s 2010 Annual Report on Form 10-K. Refer also to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” in Part I, Item 2, above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the reporting period, we issued 84,000 shares of our common stock to Alliance Advisors, LLC as consideration for consulting services rendered.  These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these shares.  These shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 6.  Exhibits.

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date: November 21, 2011	/s/ Steven J. Cohen
Steven J. Cohen
              Chief Executive Officer

Date: November 21, 2011          /s/ Brian Chaiken
Brian Chaiken
                  Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.

Form 10-Q for Quarter Ended September 30, 2011

Exhibit Number	Description
10.1	Custom Processing Agreement, dated October 17, 2011, by and between Z Trim Holdings, Inc. and AVEKA Nutra Processing, LLC (incorporated by reference to exhibit 10.1 to current report of Z Trim Holdings, Inc. on Form 8-K, dated October 17, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
1.01 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited)
	9/30/2011	12/31/2010

Current Assets
Cash and cash equivalents	$ 1,464,264	$ 2,327,013
Accounts receivable	191,946	205,409
Inventory	351,181	87,108
Prepaid expenses and other assets	162,230	93,181

Total current assets	2,169,621	2,712,711

Long Term Assets
Property and equipment, net	3,378,648	2,914,880
Deposit on Fixed Asset	-	137,450
Deposits	11,893	15,003

Total other assets	3,390,541	3,067,333

TOTAL ASSETS	$ 5,560,162	$ 5,780,044

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	9/30/2011	12/31/2010

Current Liabilities
Accounts payable	$ 222,939	$ 356,567
Dividends payable	499,614	66,934
Accrued expenses and other	527,336	790,462
Accrued Liquidated Damages	36,178	111,028
Derivative Liabilities	12,093,101	13,528,355
Convertible Notes Payable, Net	1,292,797	3,352,985
Total Current Liabilities	14,671,965	18,206,331

Total Liabilities	14,671,965	18,206,331

Commitment & Contingencies
Convertible, Redeemable Preferred Stock Preferred Stock Series I, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 968,858 and 956,858 shares, September 30, 2011 and December 31, 2010 respectively	4,844,291	4,784,291
Convertible, Redeemable Preferred Stock Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 665,339,and 0 shares, September 30, 2011 and December 31, 2010 respectively	3,326,697	-
Discount on Preferred Stock	(5,802,894)	(4,457,406)
Net Preferred Stock	2,368,094	326,885

Total Commitment & Contingencies	2,368,094	326,885

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 13,358,776 and 8,091,769 shares, September 30,2011 and December 31, 2010 respectively.	668	405
Common stock payable	629	-
Additional paid-in capital	91,178,043	84,162,726
Accumulated deficit	(102,659,237)	(96,916,303)

Total Stockholders' Equity (Deficit)	(11,479,897)	(12,753,172)

TOTAL LIABILITIES & CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,560,162	$ 5,780,044

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
REVENUES:
Products	$ 220,025	$ 220,863	$ 674,951	$ 602,252
Total revenues	220,025	220,863	674,951	602,252

COST OF REVENUES:
Products	621,026	649,741	1,875,722	1,773,446
Total cost of revenues	621,026	649,741	1,875,722	1,773,446

GROSS MARGIN	(401,001)	(428,878)	(1,200,771)	(1,171,194)

OPERATING EXPENSES:
Selling, general and administrative	1,309,173	1,319,286	4,765,058	5,583,050
Loss/(Gain) on asset disposals, net	-	-	-	40,359
Total operating expenses	1,309,173	1,319,286	4,765,058	5,623,409

OPERATING LOSS	(1,710,174)	(1,748,164)	(5,965,829)	(6,794,603)

OTHER INCOME (EXPENSES):
Rental and other income	90	342	3,165	397
Interest income	1,550	115	4,968	1,222
Interest expense	-	0	-	(7)
Finance charge	-	(7,500)	-	(7,500)
Interest expense - Note Payable	(307,840)	(1,067,492)	(2,363,750)	(3,495,999)
Liquidated Damages	-	0	-	(30,928)
Gain on Liquidating Damages	-	0	74,850	0
Change in Fair Value - Derivative	1,961,712	1,192,278	2,926,866	4,717,460
Loss on Derivative Settlement	-	(18,266)	(411,192)	(362,399)
Loss on Conversion of Note Payable	-	-	-	(5,634)
Settlement (loss) gain	-	(47,140)	(12,013)	(47,140)
Total other income (expenses)	1,655,512	52,337	222,894	769,472

LOSS FROM CONTINUING OPERATIONS	$ (54,662)	$(1,695,827)	$(5,742,935)	$(6,025,131)

NET PROFIT/(LOSS)	$ (54,662)	$(1,695,827)	$(5,742,935)	$(6,025,131)

Preferred Dividends Payable	164,763	$ 20,084	$ 432,680	$ 25,508
Accretion of Discount of Preferred Stock	$ 840,225	$ 83,675	$ 2,041,209	$ 105,868

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (1,059,650)	$(1,799,586)	$(8,216,824)	$(6,156,507)
NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.08)	$ (0.98)	$ (0.71)	$ (1.21)

Weighted Average Number of Shares Basic and Diluted	13,216,264	3,671,752	11,574,689	4,715,246

The accompanying notes are an integral part of the consolidated financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
	(Unaudited)	(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,742,935)	(6,025,131)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation	1,869,207	2,339,461
Shares issued for director fees	201,400	234,000
Shares & Warrants issued for Services	563,713	490,000
Amortization on Debt Discount	2,048,812	2,592,199
Depreciation	526,074	626,941
Loss on asset disposal	-	40,359
Loan Cost Amortization	-	357,557
Interest on conversion of NP	-	5,634
Change in Derivative Liability, net of bifurcation	(2,515,674)	(4,355,060)
Gain on Liquidating Damages	(74,850)	30,928
Changes in operating assets and liabilities:
Accounts receivable	13,463	(84,058)
Inventory	(264,072)	34,230
Prepaid expenses and other assets	(65,939)	(30,180)
Increase/(Decrease) in:
Accounts payable and accrued expenses	260,392	666,578

CASH USED FOR OPERATING ACTIVITIES	(3,180,409)	(3,076,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(852,392)	(314,759)
Proceeds from asset disposals	-	73,800
CASH USED FOR INVESTING ACTIVITIES	(852,392)	(240,959)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	3,326,697	1,221,000
Proceeds from sale of common stock	3,355	16,039
Borrowing on debt	-	1,796,000
Principal payment on debt	(160,000)	-
CASH PROVIDED BY FINANCING ACTIVITIES	3,170,052	3,033,039
NET (DECREASE)INCREASE IN CASH	(862,749)	(284,462)

CASH AT BEGINNING OF PERIOD	2,327,013	324,784

CASH AT THE PERIOD ENDED SEPTEMBER 30	1,464,264	40,322

Supplemental Disclosures of Cash Flow Information:

Cash less exercise of warrants	-	11
Note Payable conversion	4,605,916	4,363,123
Discount on convertible debentures	-	1,796,000
Discount on preferred stock	3,386,697	1,188,749
Amortization on preferred stock	2,041,209	105,868
Change in derivative liability due to exercise of warrants	34,388	372,462
Change in derivative liability due to conversion of NP	2,271,889	938,671
Dividends Payable	432,680	25,508

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

Presentation of Interim Information

The financial information at September 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

The results for the nine and three months ended September 30, 2011 may not be indicative of results for the year ending December 31, 2011 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of September 30, 2011 and December 31, 2010 the allowance for doubtful accounts is $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were $1,078,054 in cash equivalents at September 30, 2011 and no cash equivalents at December 31, 2010.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2011, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at September 30, 2011 was $12,093,101 compared to $13,528,355 as of December 31, 2010.  The change in fair value for the nine months ended September 30, 2011 was $2,926,866 compared to $4,717,460 as of September 30, 2010. The loss on derivative for the nine months ended September 30, 2011 was ($411,192) compared to ($362,399) as of September 30, 2010. See also Note 9 herein.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended September 30, 2011 and 2010 was $7,197 and $508, respectively.  The amount for the nine  months ended September 30, 2011 and 2010 was $13,869 and $1,158, respectively.

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
Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $1,869,208 and $2,339,462 for the nine months ended September 30, 2011 and 2010, respectively.

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

Our cash on hand as of September 30, 2011 is $1,464,264.  Since September 2010, we brought in $8,170,988 in funds through the sale of Preferred Stock, and our investors converted approximately $8,100,000 of convertible debt into common stock. In addition to the fundraising efforts, we intend to make capital expenditures necessary to increase our capacity and to reduce our cost per pound.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  To successfully grow our business, our management believes it must improve our cash position through greater and sustainable sales of our product lines, and increase the productivity of the production process.  The Company has purchased equipment to increase production capacity and anticipates increased sales in the fourth quarter of 2011 and for fiscal 2012 based on current order levels from its customers and resulting from its ability to have the capacity to meet increased customer demand for its products.  However, such an increase would depend on sustained or increased levels of purchases by existing and new customers and actual realization of our customers’ current demand levels, as well as the completion of changes in our production process, all of which cannot be assured.

As of September 30, 2011, we have $1,904,000 worth of convertible notes that remain outstanding, and which come due in 2012.  If our note holders choose not to convert the notes, we will need to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  If we are forced to repay the notes, this need for funds would have a material adverse impact on the Company's business, operations, financial condition and prospects, including its ability to operate as a going concern.  If we are forced to repay the notes, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations in 2012. Accordingly, we will be required to obtain additional financing in order to repay the notes, cover operating losses and working capital needs. We also have agreed to make available to with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, a $500,000 line of credit for use financing ANP’s operating costs.  The extension of credit to ANP is anticipated to have a material adverse impact on the Company's cash resources.  We do not consider raising capital through an equity offering to be an attractive alternative to supplement working capital needs, given our current public equity valuation.  However, for the foregoing reasons we may find it necessary to raise additional capital in 2012. The Company cannot provide any assurances of the availability of future financing or the terms on which it might be available.  In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

NOTE 3 – INVENTORY

At September 30, 2011 and December 31, 2010, inventory consists of the following:

	9/30/2011	12/31/2010
Raw materials	$ 54,848	$ 24,020
Packaging	5,764	2,764
Work-in-process	21,260	7,584
Finished goods	269,309	52,740
Other Inventory	-	-
Total inventory	$ 351,181	$ 87,108

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At September 30, 2011 and December 31, 2010,  property and equipment, net consists of the following:

	9/30/2011	12/31/2010
Production, engineering and other equipment	$6,738,489	$5,751,832
Leasehold improvements	2,904,188	2,901,002
Office equipment and furniture	577,226	577,226
Computer equipment and related software	129,899	140,246
	$10,349,802	$9,370,306
Accumulated depreciation	($6,971,154)	($6,455,426)
Property and equipment, net	$3,378,648	$2,914,880

Depreciation expense was $188,796 and $236,231 for the three months ended September 30, 2011 and September 30, 2010 respectively.  Depreciation expense was $526,074 and $626,941 for the nine months ended September 30, 2011 and September 30, 2010 respectively.  During 2011, the company has not sold any equipment.  During 2010, the Company sold equipment with a net book value of $114,160 for a total of $73,800. The Company recognized a loss of $40,359 with respect to such sale of equipment.

NOTE 5 – ACCRUED EXPENSES AND OTHER

At September 30, 2011 and December 31, 2010 accrued expenses consist of the following:

	9/30/2011	12/31/2010
Accrued legal	$ 623	$ 670
Accrued payroll and taxes	15,323	5,373
Accrued Settlements	125,000	78,140
Accrued Interest	262,155	604,412
Accrued expenses and other	124,235	101,867
Total accrued expenses & other	$ 527,336	$ 790,462

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2011, the Company had $1,904,000 worth of convertible notes outstanding, all of which comes due in 2012.

Amortization on Convertible Notes

For the period ended September 30, 2011 and December 31, 2010, the Company recorded a debt discount in the amount of $0 and $1,816,000, respectively. The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes. The warrant and beneficial conversion feature exceeded the face value of the note. The total debt discount as of September 30, 2011 and December 31, 2010, was $611,203 and $2,660,015, respectively, net of total amortization.  The Company recognized debt discount amortization related to the convertible notes in the amount of $2,048,812for the nine months ended September 30, 2011 and $3,316,914 for the twelve months ended December 31, 2010.  An interest charge of $1,004,852 included in the total of $1,779,411 represents the remaining discount associated with the converted notes.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

We also entered into a registration rights agreement with Brightline pursuant to which we will agree to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants no later than 60 days after April 15, 2011. In addition, the Company was required to use its best efforts to have the registration statement become effective but no later than 120 days after April 15, 2011. The Company will make pro rata payments to each investor, as liquidated damages and not as a penalty in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period. The registration statement was filed on June 2, 2011 and went effective on June 3, 2011.

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

Beginning September 3, 2010 through December 31, 2010, we entered into several private placement subscription agreements with investors pursuant to which we sold 478.43 units consisting of Preferred Stock and warrants, for an aggregate offering price of $4,784,291. Each of the units (individually, a "Unit" and collectively, the "Units") consists of 2,000 shares of the Series I 8% Convertible Preferred Stock ("Preferred Stock") at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms. The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

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

As of September 30, 2011, the Company accrued dividends of $499,614 compared to $66,934 as of December 31, 2010.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying all issued Preferred Stock (Series I and II) and accompanying Warrants.  This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

Currently, there are 968,858 shares of Series I Preferred Stock outstanding, convertible into 4,844,291 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 354,763 shares of common stock.

Currently, there are 665,339 shares of Series II Preferred Stock outstanding, convertible into 3,326,697 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 144,851 shares of common stock.

NOTE 8 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”), which the Company did not meet. Under the terms of the registration rights agreement, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from almost all of the 2008 investors.   Under the terms of the RRA, we potentially owe, and have recognized as liquidated damages, the amount of $36,178 relating to holders from whom we did not receive waivers.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
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

Our derivative liabilities decreased to $12,093,101 at September 30, 2011 from $13,528,355 at December 31, 2010. The change in fair value during the nine months ended September 30, 2011 is $2,926,866 and the loss on derivative is ($411,192).

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Common stock warrants	10,177,908	9,041,049
Embedded conversion features –part of note discount	1,915,193	4,487,306

Total	$ 12,093,101	$13,528,355

	September 30, 2011	December 31, 2010
Beginning Balance	13,528,355	10,285,578
Bifurcated Amount	3,386,697	6,560,569
Change in Derivative Liability	(2,515,674)	(1,927,911)
Change in Derivative Liability due to conversion of Note Payables and Warrants	(2,306,277)	(1,389,881)
Total	$ 12,093,101	$ 13,528,355

NOTE 10 – EQUITY

Common Stock issued on Converted Notes

During the third quarter, the Company did not issue any shares of common stock upon conversion of its Notes.

During the second quarter, the Company issued 273,620 shares of its common stock, $.00005 par value per share, upon conversion to common stock of  its 8% Convertible Secured Notes Due in 2011 (the "Notes"), representing principal of $234,500 and interest of $39,120.

During the first quarter of 2011, the Company issued 4,332,529 shares of common stock upon conversion of Notes, of which 3,714,500 shares were issued upon conversion of principal and the remaining 618,029 shares were issued upon conversion of interest.

Therefore as a result of the foregoing, for the nine months ended September 30, 2011, the company issued 4,606,149 shares of its common stock, $.00005 par value per share.  As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $1,904,000 and increased its common stock and additional-paid-in capital by an aggregate of $7.35 million.

Common Stock Issued to Directors

On January 7, 2011 the Company issued 140,000 shares of common stock to four of its external directors (35,000 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total of expense of $141,400 related to these issuances.

Common Stock Issued for Services

On August 22, 2011, the Company entered into an Agreement for Services with Alliance Advisors, LLC, pursuant to which Alliance agreed to provide investor relations services to us for a period of twelve months.  In exchange for Alliance’s services, we agreed to pay Alliance 84,000 restricted shares of common stock valued at $12,600 for purposes of the agreement, as well as $6,500 per month for the first six months, and $7,500 per month for the second six months of the agreement.  The agreement provides, that either party may terminate the agreement after 6 months, and in the event of such termination, a pro rata portion of the 84,000 shares of common stock would be returned to the Company.

On April 12, 2011, the Company entered into an Agreement for Services with AIM Capital Corporation, pursuant to which AIM agreed to provide public relations services to us for a period of twelve months. In exchange for AIM’s services, we agreed to pay Aim an annual fee of 125,000 shares of common stock which vest as follows: 50,000 upon execution of agreement, 25,000 on the 90th day following this agreement, 25,000 on the 180th day following this agreement, and 25,000 on the 270th day following this agreement. The agreement also provides that should either party terminate this agreement, AIM shall be entitled to keep all vested a shares as of the date of termination, plus any pro rata amount of shares based on the termination date.

Therefore, as of September 30, 2011, the Company issued 125,000 shares of common stock, sicne January 1, 2011 under these arrangements.  During the three months ended September 30, 2011, 25,000 shares vested and are valued at $32,000, based on the closing price on the measurement date, July 13, 2011, of $1.28.  The remaining 50,000 unvested shares have a fair value of $45,000, based on the closing price at period end, September 30, 2011, of $.90. We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the issuance above. This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

On February 9, 2011, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to twelve months. In exchange for Legend's services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a onetime fee of 350,000 shares of Common Stock. Per the agreement, the shares would be issued as follows: 87,500 1 day after the effective date of the agreement, 87,500 90 days after the effective date, 87,500 180 days after the effective date and 87,500 270 days after the effective date.

Therefore, as of September 30, 2011, the Company issued 262,500 shares of common stock valued at $351,752 based on the closing price on the measurement date. The remaining 87,500 shares will be issued on the upcoming vesting dates. We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the issuance above. This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

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

During the third quarter of 2011, 7,131 warrants were exercised for cash of $629.

During the first quarter of 2011, 49,358 warrants were exercised for cash of $2,725.

Common Stock Issued on the Cashless Exercise of Warrants

We have not issued any shares of common stock on the cashless exercise of warrants in 2011 compared to the issuance of 207,585 shares of common stock on the cashless exercise of warrants during the first nine months of 2010.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of September 30, 2011 and December 31, 2010 is as follows:

	9/30/2011		12/31/2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,484,833	$ 1.26	1,405,062	$ 0.66
Granted	2,058,702	$ 1.05	3,767,500	$ 1.21
Exercised	-	$ -	-	$ -
Expired and Cancelled	(138,333)	$ 3.69	(1,687,729)	$ 2.18
Outstanding at end of period	5,405,202	$ 1.12	3,484,833	$ 0.52

Exercisable at end of period	5,237,003	$ 1.16	3,401,333	$ 1.29

During the nine months ended September 30, 2011, the Company granted 2,058,702 options.  Stock based compensation for the three and nine months ended September 30, 2011 was $0 and $1,869,208, respectively.

During the nine months ended September 30, 2010, the Company granted 3,504,500 options which included 1,882,500 options that were re-issued from 2009 after 1,255,000 options were cancelled.  The total fair value of options vested during the second quarter of 2010 was $1,807,631 less the fair value of the cancelled options of $1,163,698 which was included in stock based compensation of $1,796,633. Of the 1,622,000 options granted during the nine months ended September 30, 2010, the total fair value of options vested during the period was $1,152,700.

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

9/30/2011
Weighted average fair value per option granted	$ 0.92
Risk-free interest rate	0.68%
Expected dividend yield	0.00%
Expected lives	2.5 - 2.875
Expected volatility	111-253%

As of September 30, 2011, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan was $177,678 which will be recognized in the fourth quarter of 2011.

As of September 30, 2011, the Company had reserved 20.0 million shares for issuance under the Plan.  As of September 30, 2011, the Company had 14,211,465 million options available for grant under the Plan. (20,000,000 less 5,405,202 options less 383,333 director shares =14,211,465).

Stock options outstanding at September 30, 2011 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	5,195,202	4.2	$ 1.14	5,027,003
$1.51-$3.00	210,000	3.3	$ 1.49	210,000
	5,405,202	4.1	$ 1.14	5,237,003

Warrants

As of September 30, 2011, the Company has warrants outstanding to purchase 23,736,108, shares of the Company’s common stock, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through September 2016.   There were 5,130,046 warrants issued in the nine month period ended September 30, 2011.  The fair value of the warrants granted during the three and nine months ended September 30, 2011 is included in the calculation of the derivative liability as the warrants associated with the convertible note payable also contain certain ratchet provisions.  The summary of the status of the warrants issued by the Company as of September 30, 2011 and December 31, 2010 are as follows:

	9 Months Ended		Year Ended
	9/30/2011		12/31/2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,779,753	$1.59	9,682,380	$1.61
Granted	5,130,046	$1.50	9,900,437	$1.50
Exercised	(56,489)	$0.06	(108,172)	$0.16
Cashless	-		(344,892)	$0.19
Expired and Cancelled	(117,202)	$13.72	(350,000)	$1.10
	23,736,108		18,779,753

Outstanding, end of period	23,736,108	$1.55	18,779,753	$1.59

Unexercisable at end of period
Exercisable at end of period	23,736,108	$1.55	18,779,753	$1.59

During the first nine months of 2011, investors exercised 56,489 warrants and none on a cashless basis.  The 56,489 warrants were exercised for a total value of $3,353 of which $629 for cash is included in common stock payable at September 30, 2011.  During the first nine months of 2010, investors exercised 280,663 warrants, of these 207,586 warrants were on a cashless basis.

Z TRIM HOLDINGS, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 12 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were two significant customers that accounted for greater than 10% (each) of sales for the nine months ended September 30, 2011. These two customers accounted for 35%, and 30% of total gross sales.   In addition, there were three significant customers that account for greater than 10% (each) of accounts receivable for the nine months ended September 30, 2011. These customers accounted for 25%, 19% and 18% of the accounts receivable as of September 30, 2011.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At September 30, 2011 and December 31, 2010, the Company was not in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

For the nine months ended September 30, 2011 and 2010, respectively, the Company recognized rent expense of $250,986 and $241,608. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2011	$63,000
2012	$63,000
2013	-
2014	-
2015	-
$ 126,000

NOTE 14 – PENDING LITIGATION/ CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The outcome of this matter is unknown as of the report date.

On August 4, 2009, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and for a total of $78,140.  The Company has filed an appeal of this award and posted a bond in the amount of $125,000.  On September 29, 2011, the Appellate Court ruled in favor of Mr. Caravette.  On October 27, 2011, the Company made payment of $97,500 as full and final payment for the judgment, interest thereon and attorneys’ fees.

NOTE 15 – RELATED PARTY TRANSACTIONS

In 2011,  the Company’s external Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to apply $15,000 of their Directors’ fees (20% of which was past due), to the purchase of Units pursuant to the terms of the preferred stock series I  as set forth in Note 7 hereinabove.

NOTE 16 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2011.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 17 – SUBSEQUENT EVENTS

On or about November 9, 2011, the Company issued the remaining 87,500 shares to Legend Securities valued at $70,000 based on the closing price of $0.80 on the measurement date.

On October 3, 2011, the Company issued an additional 7,131 shares to a private investor upon the exercise of warrants for cash in the amount of $629. The cash was recorded in common stock payable at September 30, 2011.