Form 10-K
period 2011-12-31
Z TRIM HOLDINGS, INC
filed 2012-04-10
CIK 1052257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______.

Commission file number:  001-32134

Z Trim Holdings, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-4197173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1011 Campus Drive, Mundelein, Illinois 60060
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: (847) 549-6002

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00005 par value                                                                                               Not Applicable

(Title of class)                                                                (Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

As of December 31, 2011, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($0.67) of the registrant’s most recently completed  fiscal year was:  $8,661,501.

The number of shares of our common stock outstanding as of April 2, 2012 was 16,635,346.

Documents Incorporated by Reference:  None.

i.

Table of Contents

Page

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	27
28
Signatures	29
Exhibit Index
Certifications

ii.

“Safe Harbor” Cautionary Statement Under the Private Securities Litigation Report Act of 1995:

The statements contained in this Form 10-K that provide guidance or are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:

•	our history of operating losses and inability to guarantee profitable operations in the future;
•	risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;
•	the risk that we will be unable to pay our debt obligations as they become due;
•	risk that there will not be market acceptable of our products;
•	our plans for commercialization of our products;
•	possible problems in implementing new relationships or the failure to achieve the desire benefits;
•	our reliance on a limited number of product offerings;
•	our product development efforts, including risk that we will not be able to produce our products in a cost-effective manner;
•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis;
•	our dependence on a small concentration of customers;
•	possible issuance of common stock subject to options, warrants and other securities that may dilute the interest of stockholders;
•	our ability to protect technology through patents;
•	our ability to protect our proprietary technology and information as trade secrets and through other similar means;
•	competition from larger, more established companies with far greater economic and human resources;
•	fluctuations in raw materials and price for agricultural products;
•	the effect of changes in the pricing and margins of products;
•	the potential loss of key personnel or other personnel disruptions;
•	sufficient voting power by one large stockholder to make corporate governance decisions that could have significant effect on us and the other stockholders;
•	our nonpayment of dividends to common stockholders and lack of plans to pay dividends to common stockholders in the future;
•	our need for additional financing;
•	future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital;
•	our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; and
•	our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float.

In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

iii.

PART I

ITEM 1.  BUSINESS.

Overview

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

Z Trim® multifunctional ingredients originated from a USDA patent for minimally processed, non-caloric functional food ingredients made from healthy dietary fiber. With an exclusive license from the USDA, this patent is central to the company’s intellectual property portfolio. Z Trim Holdings subsequently evolved the processing technology and expanded the fiber sources to create innovative ingredients with unique properties that provide benefits that help create value for food manufacturers around the world.  Currently, Z Trim is made from corn and oat, but it can be produced from virtually any cellulose, the substance that makes up most of a plant’s cell walls, and is one of the most abundant organic compounds on earth.

As our current facility is a prototype plant, being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer separation technologies and thereby optimize plant capacity.  The Company has entered into an agreement with an outside manufacturer to for the purpose of increasing capacity in 2012.

Products

The Company’s core product portfolio of multifunctional food ingredients includes Corn Z Trim® and Oat Z Trim®. The superior water-holding capacity and amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, oil deflection, texture and appearance quality, fat and calorie reduction. Perhaps most significantly, these attributes allow manufacturers using Z Trim to reduce costs of finished products by replacing more expensive ingredients with Z Trim fiber and water.  Z Trim® is now being used by food manufacturers world-wide, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and are increasingly discovering how Z Trim® multifunctional ingredients can help to delight their consumers with finished products that have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

Major market drivers such as greater nutrition awareness, increasing obesity trends, the economy, rising costs and hectic lifestyles have triggered an evolution of the food industry and consumer expectations.  The Company’s goal is to further enable food manufacturers to address the challenges and opportunities of this evolution by helping them to lower their costs, differentiate their products, achieve their growth objectives, and delight their customers.  Through ongoing product applications research, the Company develops solutions that help food manufacturers solve formulation and product challenges and capture market opportunities with high quality, innovative products that fulfill consumer demands.

The Company currently manufactures and markets Z Trim® products as cost-competitive ingredients that help improve the food industry's ability to deliver on its promises of quality, taste, and healthfulness. The Company's primary goal is establishing Z Trim as an important ingredient in the evolution of the food industry and consumer expectations.

Product Distribution

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

Competition

Z Trim® ingredients compete with a wide variety of hydrocolloids and other fiber ingredients.  Depending on the food application, required functional properties and product development objectives, competitive ingredients might include gums (e.g. guar, xanthan, locust bean, and Arabic), seaweed extracts (e.g. alginates, carrageenan), starches (native, modified and resistant), and fibers (e.g. oat bran, corn bran, pea fiber, potato fiber).  Most of these competitive ingredients are well-established in the food industry, and many of the companies that supply them have substantially greater resources than our Company.  However, we believe that the unique properties of Z Trim multifunctional fiber ingredients pose not only significant market opportunities for our Company, but also provide tremendous differentiation and growth opportunities for food companies.  We believe that no other single hydrocolloid or fiber has the combined water holding and binding capacity  that is effective across as wide a pH and temperature range as Z Trim®, nor imparts as many superior attributes to the finished consumer food product.  Furthermore, Z Trim® ingredients can have synergistic effects with other hydrocolloids and fibers, allowing food manufacturers to achieve even greater processing improvements, cost efficiencies, and finished product performance.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Raw materials are sourced principally in the United States.  Approximately 70% of our raw materials consist of corn bran and oat hulls, which are generally available from a variety of suppliers.  Our major suppliers include Bunge and Semo Milling. We seek to mitigate the risk of a shortage of raw materials through identification of alternative suppliers for the same or similar raw materials, where available. We have purchasing staff with extensive knowledge of our products who work with marketing, product research and development and quality control personnel to source raw materials for products and other items.

Dependence on a Few Major Customers

The Company’s customers are predominantly food manufacturers.  There were three significant customers who accounted for 46%, 24% and 6% of total sales for the year ended December 31, 2011.  There were three significant customers who accounted for 26%, 24% and 21% of total sales for the year ended December 31, 2010.

Intellectual Property

The Company protects intangible assets that includes patents pending and issued, as well as trade secrets and know how.  Central to this portfolio is an exclusive license to US Patent No. 5,766,662, including all related international patents, issued to Dr. George Inglett of the USDA.  This license expires upon the expiration of the underlying patent in 2015, and we will therefore lose our patent protection at that time.  Additionally, the USDA patent was filed in several countries throughout the world.

Through the process of development and commercialization of the technology, the Company has identified and sought patent protection for improvements to the manufacturing process, product applications and is currently developing several spin-off technologies.  On December 1, 2009, we were issued U.S. Patent No. 7,625,591 B2; such will expire in 2026 and will continue until this time subject to the payment of maintenance fees.  On July 27, 2010, we were issued U.S. Patent No. 7,763,301; such will expire in 2027 and will continue until this time subject to payment of maintenance fees.  These patents expand the raw material sources for the creation of Z Trim products as well as incorporate blends of ingredients combined with Z Trim.

Government Regulation

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment. Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies.  However, as Z Trim ingredients are made from natural raw material sources (corn and oat), they are considered Generally Recognized As Safe or “GRAS.”

New Product Development

Our R&D team, in conjunction with our customers and strategic industry partners, continues to work on the development of additional products and applications.

Research and Development

On June 20, 2011, the Company entered into a 3-year agreement with the United States Department of Agriculture to conduct joint research for the development of additional products and processes relating to its current patented products.  We require all employees and visitors to our plant to execute a non-disclosure agreement.  Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies. However, there can be no guarantee that any of our pending or future filed applications will issue as patents.

The Company has spent $62,821 in 2011 and $102,800 in 2010 for research and development expense, and is still innovating toward developing value-added products to add to its core line.

Environmental Compliance

The Company does not face any extraordinary environmental compliance issues as a result of its manufacturing process.

Employees

Presently, the Company employs 24 full-time employees and two part-time employees.

Item 1A.                      Risk Factors.

Risks Relating to Our Business

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS.

The Company incurred a net loss of $6,941,171 for the twelve months ending December 31, 2011, and had an accumulated deficit of $103,857,474.  The Company incurred a net loss of $10,913,897 for the twelve months ending December 31, 2010.

If the Company continues to incur significant losses, our cash reserves may be depleted earlier than currently anticipated, and the Company may be required to limit our future growth objectives to levels corresponding with our then available cash reserves, or may not be able to continue operations.

NOTES PAYABLE ($120,000) AND REDEEMABLE PREFERRED STOCK ($4,675,291) IN THE PRINCIPAL AMOUNT OF $4,895,291 WILL COME DUE IN 2012.

As of December 31, 2011, we had a cash balance of $313,073. Over the last several years, we have been funding our operations through the sale of both equity and debt securities.  Although the vast majority of our convertible notes had been converted into common stock, as of March 31, 2012, we still have $320,000 worth of convertible notes outstanding ($120,000 of which comes due in 2012).  Further, we have $8,061,988 worth of Series I and II redeemable preferred stock outstanding, of which $4,675,291 comes due in 2012.  If the noteholders and/or preferred stock holders decide not to convert their securities to common stock, we will have an obligation to redeem the shares of Series I and II redeemable preferred stock for cash.  In such case, the Company would have to find sources of cash to re-pay such investors and there can be no assurance such resources will be available.

OUR ACCOUNTANTS HAVE RAISED SUBSTANTIAL DOUBT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

 As noted in our financial statements, we have incurred a net loss of $6,941,171 for year ending December 31, 2011, and had an accumulated deficit of $103,857,474.  We incurred a net loss of $10,913,897 for the year ending December 31, 2010.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We will be required to obtain additional financing in order to repay existing contractual obligations coming due in 2012, continue to cover operating losses and working capital needs.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.

 The audit report of M&K, CPAs, PLLC for the fiscal year ended December 31, 2011 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

WE WILL NEED ADDITIONAL FUNDING.

We will need additional funding.  The issuance of additional securities in connection with such funding and the issuance of the common stock upon exercise or conversion and payment of dividends and interest on the preferred and on outstanding convertible securities could result in price reductions in outstanding securities and substantial dilution.

We will need additional equity funding to provide the capital to achieve our objectives and there is no assurance that such funding will be available. Additional sales of substantial amounts of the Common Stock and securities convertible into our Common Stock could reduce the market price for the Common Stock. Such equity issuance would cause a substantially larger number of shares to be outstanding, thereby diluting the ownership interest of our existing shareholders. In addition, public sales of substantial amounts of the Common Stock after this offering could reduce the market price for the Common Stock. If we raise capital in the future by issuing additional equity securities, investors may experience a decline in the value of their securities.

We are authorized to issue up to 200,000,000 shares of our Common Stock, of which 16,197,966 were outstanding at the close of business on March 28, 2012, and 1,000,000 shares each of preferred stock Series I and II, of which 947,058 of Series I and 665,339 of Series II were outstanding at the close of business on March 21, 2012. Our Articles of Incorporation (as amended to date) gives our Board of Directors authority to issue the undesignated shares of preferred stock with such designations, rights, preferences and limitations as the Board may determine. The Board has designated 5,000,000 shares of a Series A Convertible Preferred Stock but has no current intention of issues any of the Series A Preferred Stock.  The aggregate number of shares issuable pursuant to outstanding warrants, including those issued in connection with the Notes and Series I and II Preferred Stock is 23,736,108 and pursuant to outstanding options is approximately 5,645,202 shares.  At March 21, 2012, we also had approximately 14,073,132 shares of our Common Stock reserved for future stock options under our 2004 Equity Incentive Plan.  The issuance of shares of our Common Stock upon conversion of the Series I and II Preferred Stock, exercise of the Warrants and exercise of outstanding options and warrants, or in other transactions would cause dilution of existing shareholders’ percentage ownership of the Company. Holders of our Common Stock do not have preemptive rights, meaning that current shareholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our Common Stock. We also entered into registration rights agreements in connection with the Notes pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Notes, Series I and II Preferred Stock and the Warrants.

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

WE HAVE A SIGNIFICANT PORTION OF OUR CURRENT REVENUES AND ORDER BOOKINGS WITH A SMALL NUMBER OF CUSTOMERS.

Revenues recognized over the past year and order bookings received to date are concentrated with a small number of customers.  The loss of one or more of our customers or material changes to the contracts with or payment terms of these customers may result in a significant business interruption through reduced revenues, reduced cash flows, delays in revenues or cash flows and such delays or reductions could have a material adverse impact on the Company’s future revenue growth and results of operations.

THE NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON THE CONVERSION OR EXERCISE OF OUTSTANDING NOTES, PREFERRED STOCK, WARRANTS AND OPTIONS IS SUBSTANTIAL.

The aggregate number of shares issuable pursuant to currently outstanding convertible notes is 154,402, including interest accrued on the Notes.  The aggregate number of shares issuable upon conversion of the Series I and II Preferred Stock, including shares to be issued as dividends to the Redemption Date is 9,351,906. The aggregate number of shares issuable pursuant to outstanding warrants, including those issued in 2008 through March 1, 2012, is 23,736,108. We have outstanding options for 5,645,202 shares of our Common Stock.  Issuance of these shares would substantially dilute the interests of our current stockholders.

THE AGREEMENT GOVERNING THE COMPANY’S OUTSTANDING CONVERTIBLE NOTES AND PREFERRED STOCK CONTAIN VARIOUS COVENANTS THAT LIMIT ITS ABILITY TO TAKE CERTAIN ACTIONS AND THE COMPANY’S FAILURE TO COMPLY WITH ANY OF THE  COVENANTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The agreements governing the company’s outstanding convertible notes and the Series I and II Preferred Stock contain a number of significant covenants that, among other things, limit its ability to incur additional debt or liens or pay dividends, redeem any of its outstanding capital stock. The terms of the Series I Preferred Stock and the Series II Preferred Stock require a deferral of the payment of any dividends, redemption and other payments otherwise due  there under,  until the Notes are paid in full without the prior approval of the noteholders.  Such deferral would not constitute a default under the Series I and II Preferred Stock.  The Company’s failure to comply with any of these conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.

OUR MANUFACTURING FACILITY IS CURRENTLY OPERATING AT A LOSS.

We are presently operating at a negative gross margin as our cost of production exceeds the sales price of the product.  The changes that are being made to the manufacturing process, intended to allow us to produce at a positive gross margin have yet to be completed and may not be successful.  The current manufacturing facility is merely a pilot plant.  In order to fully implement our business plans we will need to move the operations to a larger facility, develop strategic partnerships or find other means to produce greater volumes of finished product, and we cannot assure that we will be able to do so or to achieve positive gross margins and profitable operations.

WE RELY UPON A LIMITED NUMBER OF PRODUCT OFFERINGS.

The majority of the products that we have sold as of December 31, 2011 have been based on corn and oat. Although we market our products as an active food ingredient for inclusion in other companies’ products, and in other ways, a decline in the market demand for our products, could have a significant adverse impact on us.

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

We license or hold several patents as well as copyrights and trademarks with respect to our products and expect to continue to file applications in the future as a means of protecting our intellectual property. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection.  The technology employed by Z Trim in its products is licensed to the company by the United States Department of Agriculture. The USDA patent expires 2015 and we will therefore lose our patent protection with respect to that patent at that time. Although the company has additional process patents on file and intends to file a patent for an insoluble fiber product in the next few months, there can be no assurance that new patents will in fact issue or that they will provide effective protection.  The Company has received two additional patents in its name:  Patent Nos. 7,763,301 and 7,625,591.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports.  If we cannot provide reliable reports our reputation and operating results may be harmed.  As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis We identified three material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2011, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 delivered herewith.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

In connection with the period ended, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD LEAD TO A LOSS OF REVENUE AND/OR PROFITABILITY.

Our success depends, in part, on the efforts and abilities of our management team and other key employees. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our management team and other key employees could have a negative effect on our operating results. In addition, transitions of important responsibilities to new individuals inherently include the possibility of disruptions to our business and operations, which could negatively affect our business, financial condition, results of operations and cash flow.

Risks Relating to our Common Stock

OUR STOCK NOW TRADES IN THE OTC MARKETS.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price, if any, of our securities.

BRIGHTLINE (BRIGHTLINE VENTURES I, LLC AND BRIGHTLINE VENTURES I-B, LLC) BENEFICIALLY OWNS MORE THAN 72.73% OF OUR COMMON STOCK. UPON REGISTRATION UNDER THE SECURITIES ACT OF 1933, THESE SHARES WILL BE GENERALLY AVAILABLE FOR RESALE IN THE PUBLIC MARKET.

Brightline Ventures I, LLC (“Brightline”) presently owns the following Company securities:

SECURITY	Convertible into # of shares Common Stock
Common Stock	4,734,045
Preferred Stock – Series I	4,395,291
Preferred Stock – Series II	3,326,697
Warrants	17,301,733
Total	29,757,766

As a result, Brightline has a significant influence in determining the outcome of all corporate transactions or other matters which require approve of our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Brightline may prevent or frustrate attempts to effect a transaction or series of transactions that is in the best interest of minority shareholders. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets which would require the approval of our stockholders, the interests of Brightline may differ from the interests of the other stockholders.

The above table does not include 437,380 shares purchased by Brightline Ventures I-B, LLC on March 29, 2012.

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

THE TRADING PRICE OF THE COMMON STOCK IS VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT OUR SECURITIES TO DECLINE.

The market price of shares of our Common Stock has been volatile.    The market price of our common stock has in the past been highly volatile. In fiscal 2010, our common stock traded in the range of $1.95 to $0.31 per share; in fiscal 2011, our common stock traded in the range of $1.80 to $0.40 per share. In the first quarter of 2012 our stock traded in the range of $0.42 to $1.00. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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

WE DO NOT PLAN TO PAY DIVIDENDS TO HOLDERS OF COMMON STOCK.

We do not anticipate paying cash dividends to the holders of the Common Stock at any time. Moreover, our outstanding Series I and II Preferred Stock prohibit the payment of dividends on any capital stock without the consent of the holders of the Series I and II Preferred Stock.  Accordingly, investors in our Common Stock must rely upon subsequent sales after price appreciation as the sole method to realize a gain on investment. There are no assurances that the price of Common Stock will ever appreciate in value. Investors seeking cash dividends should not buy our securities.

BECAUSE THE SEC IMPOSES ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKERS WHO DEAL IN OUR SHARES THAT ARE PENNY STOCKS, SOME BROKERS MAY BE UNWILLING TO TRADE THEM.  THIS MEANS THAT YOU MAY HAVE DIFFICULTY IN RESELLING YOUR SHARES AND MAY CAUSE THE PRICE OF THE SHARES TO DECLINE.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.  These factors may result in an investor who satisfies the conditions of Rule 144 promulgated under the Securities Act being unable or having difficulty liquidating his or her “restricted” shares purchased in this offering.

ITEM 1B.                      Unresolved Staff Comments.

None.

ITEM 2.                      Properties.

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $26,900 per month, including property taxes, pursuant to a cancelable operating lease.  The current lease term is through March 2013, and the Company has the ability to terminate the lease by providing 60 days’ notice.

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

On or about December 12, 2011, the Company was served with a complaint by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a Mechanics Lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  The pleadings of the matters are still at issue and discovery is underway.  Thus, the outcome is unknown as of the report date.

On or about March 15, 2012, the Company was served with a Charge of Discrimination filed with the Equal Employment Opportunity Commission by Richard Rothmaller, a former employee of the Company.  Rothmaller claims that the Company failed to accommodate his alleged disability and ultimately terminated him on October 13, 2011 because of his alleged disability.  Management believes the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The outcome is unknown as of the report date.

ITEM 4.                      Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Beginning on October 6, 2010 and for the fiscal year ended December 31, 2011, the Company’s common stock has been quoted on the OTC pink sheets electronic quotation system.  During fiscal 2010 prior to October 6, 2010, the Company’s common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB or OTC pink sheets.  Where such information is not available, the high and low closing bid quotations as reported by the OTCBB or OTC pink sheets has been provided.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2011
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2011	$1.60	$0.85
June 30, 2011	$1.67	$0.95
September 30, 2011	$1.29	$0.51
December 31, 2011	$0.70	$0.57

Fiscal Year Ended December 31, 2010
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2010	$1.55	$0
June 30, 2010	$1.01	$0
September 30, 2010	$0.331	$0
December 31, 2010	$1.10	$0.51

Holders

As of March 20, 2012, there were approximately 4,854 record holders of the common stock.  This number does not include shareholders whose shares are held in securities position listings.  We have never paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Dividends

To date, we have not declared or paid cash dividends on our shares of Common Stock.  We do not anticipate paying cash dividends to the holders of Common Stock at any time. Moreover, our outstanding Series I and II Preferred Stock prohibit the payment of dividends on any capital stock without the consent of the holders of the Series I and II 8% Convertible Preferred Stock (“Preferred Stock”).

The holders of Preferred Stock each are entitled to a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price ($5.00 per share of Preferred Stock) payable in shares of Common Stock.  To date, we have not declared or paid cash dividends on our shares of Preferred Stock. Payment of the dividends on our shares of Preferred Stock has been deferred until outstanding convertible notes have been paid in full.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the 2004 Stock Incentive Plan as of December 31, 2011:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,645,202	$1.13	14,073,132
Equity compensation plans not approved by stockholders	-	-	-
Total	5,645,202	$1.13	14,073,132

The Company has no equity compensation plans which have not been approved by its stockholders.

Issuer Purchases of Equity Securities

To date, the Company has not ever repurchased any shares of its Common Stock.

Recent Issuances of Unregistered Securities

There were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.                      Selected Financial Data.

Not Applicable.

ITEM 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 1A, “Risk Factors,” in Part I of this report and in ‘“Safe Harbor” Cautionary Statement Under the Private Securities Litigation Report Act of 1995,” in Part I of this report.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” in Part II of this report.

Recent Developments Affecting the Company

Sales and Manufacturing

Sales for fiscal 2011 are up 12.5% over fiscal 2010.  In 2011 we have purchased and installed new equipment, at a cost of approximately $762,000, to increase our production capacity and help reduce costs of production going forward.

On October 17, 2011, the Company entered into a Custom Processing Agreement (“CPA”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.  The CPA provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  Production pursuant to the CPA is anticipated to begin in the third quarter of fiscal 2012.  Once production commences, the CPA provides for minimum production volumes of 40,000 lbs per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.  However, due to factors, including potential start-up problems, changes in customer demand, inability of parties to perform their obligations and factors outside the Company’s control, the Company cannot assure that production will begin as anticipated or that it will achieve these levels.

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

Funding Initiatives

Conversion of Debt/Preferred Stock to Common Stock

Between December 22, 2011 and December 30, 2011, holders of Z Trim Holdings, Inc. (the “Company”) Series I 8% Convertible Preferred Stock (“Series I Preferred Stock”) elected to convert an aggregate of  21,800 shares of the Company’s Series I Preferred Stock, plus accrued but unpaid dividends of $17,440 on such shares of Series I Preferred Stock, into an aggregate of 126,440 shares of the Company’s common stock, par value $0.00005 per share (“Common Stock”), pursuant to the terms of the Statement of Resolution Establishing the Series I Preferred Stock.  For each converted share of Series I Preferred Stock, the holder thereof was entitled to receive such number of shares of Common Stock as determined by dividing (x) the Original Series I Issue Price of $5.00 per share plus the amount represented by accrued but unpaid dividends on such share by (y) the Conversion Price of $1.00 applicable to such share.

Between December 22, 2011 and December 30, 2011, Company received notice from debt holders electing to convert $484,000 of principal balance on outstanding convertible notes (the “Notes”), plus $77,440 of interest accrued thereon, into 561,440 shares of the Company’s Common Stock.

On January 15, 2012, the Company received notice from its largest shareholder, Brightline Ventures I, LLC, of its election to convert $1,300,000 in principal balance on Notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock.

Issuance of Convertible Notes and Warrants

Between January 20 and February 17, 2012, we secured bridge financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “Notes”) and warrants and received gross proceeds of $200,000.   The Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the Notes is convertible, at $1.00 per share, into an aggregate of 200,000 shares of our common stock, $.00005 par value (the “Common Stock”).  The interest is payable either upon maturity of the Notes or quarterly at the Investors’ option in shares of the our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.

The Notes are secured by a first lien on all of our assets for so long as the Notes remain outstanding.  The Notes are callable at any time by us, at which time the Investors may choose to either convert the Notes into Common Stock or to receive payment in cash.  The Investors also received a five year warrant, to purchase an aggregate of 100,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The Warrants are also callable by us in the event that the ten day trailing average closing price per share of Common Stock exceeds $2.99.

Investment Banking Agreement

 On February 17, 2011 (the “Effective Date”), we entered into an Investment Banking Agreement (“Investment Banking Agreement”) with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to eighteen months with our ability to further extend the term of the Investment Banking Agreement for an additional six months.  We can terminate the Investment Banking Agreement at any time for any reason except during the first ninety days which requires a material breach by Legend that is uncured for ten days following notification of such breach.

In exchange for Legend's services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a warrant for the purchase of five hundred and fifty thousand (550,000) shares of the Company’s common stock (the “Legend Warrants”) at an exercise price of $0.71 per share.  The Legend Warrants vest as follows: 91,666 of the Legend Warrants vest on the Effective Date and then 91,666 of the Legend Warrants vest each 90 day period thereafter.  The Legend Warrants will have a term of five years.  When issued, the Legend Warrants shall contain a cashless exercise provision and certain “piggy-back” registration rights, pursuant to which the Company will register the shares underlying the Legend Warrants under the Securities Act of 1933, as amended (the “Securities Act”), in a registration statement filed with the U.S. Securities and Exchange Commission.

Issuance of Common Stock

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

Results of Operations

Revenues

Revenue for the year ended December 31, 2011 was $1,017,031, as compared to revenue of $903,780 for the year ended December 31, 2010, an increase of 12.5%.  Our revenue for the years ended December 31, 2011 and 2010 was entirely attributable to product sales.  The increase in sales is due to increased demand for our products.  We are in the process of improving our production process so we can meet increasing demand for our products.  In making changes to our production process, we have worked with industry specialists to improve our separation technology, as well as with scientists from the Aveka Group, to assist in finding ways to improve our capacity and reduce our costs.  We can provide no assurance that increased demand for our products will be sustained or we will be successful in implementing changes to our production process to improve our capacity and reduce costs.

Our revenues, by quarter, for 2011, are as follows:

Quarter               Revenues
        Q1                      $253,418
    Q2                      $205,854
  Q3                      $218,650
  Q4                      $342,210

In the fourth quarter of 2011, the Company recorded its highest quarterly revenues in Company history.

Cost of Revenues

Cost of revenues for products sold for the year ended December 31, 2011 and 2010 was $2,665,611 and $2,370,428, respectively, an increase of $295,183 or 12.5%.  The increase in costs of goods sold is attributable to a increased sales.  If we are successful in improving our production process and increasing production volume, we expect that the cost of good sold, on a per pound basis, should be decreasing although we cannot provide assurances.

Gross Loss

Gross loss for the year ended December 31, 2011 was $1,648,580, or approximately 163% of revenues, as compared to gross loss of $1,466,648, or approximately 162% of revenues for the year ended December 31, 2010.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Total operating expenses for the year ended December 31, 2011 decreased by $1,206,032 or 17.5% to $5,691,698 from $6,897,730 for the year ended December 31, 2010. The decrease in operating expenses was primarily due to decreases in stock option expense of $768,352 (non-cash), directors’ fees of $124,770 (non-cash), and professional fees of $84,297 that was partially offset by an increase in investor relations expenses of $172,944.  Thus, of the $1,165,673 decrease in total operating expenses, only $272,551 were due to cash expenses.

Selling, general and administrative expenses consisted entirely of operating expenses for the year ended December 31, 2011 and were substantially attributable to operating expenses for the year ended December 31, 2010.  For the year ended December 30, 2010, operating expenses also included a loss of $40,350 attributable to the disposal of assets.

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2011	2010
Stock-based compensation expenses	$ 2,077,118	$ 2,882,168
Salary expenses	1,343,817	1,573,551
Professional fees	235,813	301,823
Non-manufacturing depreciation expenses	91,258	296,868
Employment recruiting expenses	26,846	95,250
Investor relations expense	752,027	579,083

Total	$ 4,526,879	$ 5,728,743

The reduction in stock-based compensation expenses is the result of the decrease in market price for the stock on the dates issued.  In 2011, salary expenses decreased due to the release of administrative staff.  Investor relations expense increased due to the issuance of stock based compensation to our investor relations consultants.

Operating Loss

Operating loss for the year ended December 31, 2011 decreased to $7,340,278 compared to $8,364,378 for the year ended December 31, 2010 due to the reasons described above.

Other Income (Expense)

Total other income was $399,107 for the year ended December 31, 2011, as compared to total other expense of ($2,549,519) for the year ended December 31, 2010.  This change was primarily due to a change in the fair value of our derivatives resulting in additional income of $1,372,551 attributable to conversions of note payables into common stock and decreased interest expense of $1,522,492 from our convertible notes, which was offset by an increase in 2011 in loss on debt extinguishment of ($193,771).

Net Loss

As a result of the foregoing, the Company incurred a net loss of $6,941,171 for the year ended December 31, 2011 or $0.58 per share, compared to $10,913,897 for the year ended December 31, 2010 or $1.97 per share.

After inclusion of charges for preferred dividends payable and accretion of discount of preferred stock, the Company incurred a net loss attributable to common stockholders of $10,532,619 for the year ended December 31, 2011 or $0.87 per share, compared to $11,267,994 for the year ended December 31, 2010 or $2.03 per share.

The decrease in the basic and diluted net loss per share for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of notes payable into shares of common stock.

Liquidity and Capital Resources

As of December 31, 2011, we had a cash balance of $313,073, a decrease from a balance of $2,327,013 at December 31, 2010.  At December 31, 2011, we had a working capital deficit of $12,009,724, an improvement from a working capital deficit of $15,426,686 as of December 31, 2010.  The difference in working capital deficit was primarily because of a decrease in the convertible notes outstanding resulting from a conversion of such notes into common stock during the fiscal 2011.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  During 2011, the Company raised a total of $3,352 in proceeds from the sale of common stock and $3,326,697 in proceeds from the sale of preferred stock.  In 2010, the Company raised $4,784,291 from the sale of preferred stock, $17,505 from the sale of common stock and $1,816,000 from the sale and issuance of convertible notes.

To successfully grow our business, our management believes it must improve our cash position through greater and sustainable sales of our product lines and increase the productivity and efficiency of the production process.  The Company has purchased equipment to increase production capacity and anticipates increased sales in fiscal 2012 based on current order levels from its customers and resulting from its ability to increase capacity to meet increased customer demand for its products.  However, such an increase would depend on sustained or increased levels of purchases by existing and new customers and actual realization of our customers’ current demand levels, as well as the completion of changes in our production process, all of which cannot be assured.

As of December 31, 2011, we have $1,420,000 worth of convertible notes that remain outstanding, and which come due in 2012.  Of this amount, $120,000 matures in April 2012 and the remaining $1,300,000 were converted as of January 15, 2012.  If our note holders choose not to convert the notes, we will have to obtain other financing to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  If we are forced to repay the notes, this need for funds would have a material adverse impact on the Company's business, operations, financial condition and prospects, including its ability to operate as a going concern.  If we are forced to repay the notes, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations in 2012. Accordingly, we will be required to obtain additional financing in order to repay the notes, cover operating losses and working capital needs.

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

The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities decreased to $11,031,432 at December 31, 2011 from $13,528,355 at December 31, 2010. The change in derivative fair value during the year ended December 31, 2011 resulted in other income of $3,807,490 and the loss on derivative settlement is ($411,192).  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $2,013,940 net decrease in cash during the year ended December 31, 2011 included in the accompanying Consolidated Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2011	2010
Cash used in operating activities	$ (4,331,598)	$ (3,962,128)
Cash used in investing activities	(852,393)	(403,439)
Cash provided by financing activities	3,170,051	6,367,796
Increase/(Decrease) in cash	$ (2,013,940)	$ 2,002,229

Net cash used by operating activities increased by $369,470 or 8%, to $4,331,598 for the year ended December 31, 2011, as compared to $3,962,128 for the year ended December 31, 2010.  The increase resulted primarily from an increase of $230,748 in inventory and other assets offset by a decrease in accounts payable and other liabilities of $718,895.

Net cash used by investing activities was $852,393 for the year ended December 31, 2011, as compared to $403,439 for the year ended December 31, 2010. The increase was primarily due to the purchases of fixed assets to improve our manufacturing processes.  In the year ended December 31, 2010, we purchased $477,239 in equipment, but received $73,800 in proceeds from the sale of equipment.

Net cash provided by financing activities was $3,170,051 for the year ended December 31, 2011, as compared to $6,367,796 for the year ended December 31, 2010. Net cash provided by financing activities for the year ended December 31, 2011 was primarily from the net proceeds of $3,326,697 from the sale of preferred stock.  Net cash provided by financing activities for the year ended December 31, 2010 was primarily from the net proceeds from the sale of convertible notes and preferred stock in the amount of $1,816,000 and $4,784,291, respectively.

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

Debt Instruments and Redeemable Preferred Stock.  Our disclosures regarding our obligations under debt instruments and Redeemable Preferred Stock are located in various parts of our regulatory filings. Information in the following table provides a summary of our outstanding obligations and Redeemable Preferred Stock as of December 31, 2011:

		Payments Due by Fiscal Year
Obligation	Total as of Dec. 31, 2011	2012	2013
2008 Convertible Notes	$ 100,000	$ 100,000
2010 Convertible Notes	$ 1,320,000	$ 1,320,000
2010 Redeemable Preferred Stock	$ 4,675,291	$ 4,675,291
2011 Redeemable Preferred Stock	$ 3,386,697		$3,386,697
Total Obligations	$ 1,420,000	$ 5,995,291	$3,386,697

During 2012, we issued $200,000 of 8% convertible notes that will mature in early 2014.  This new obligation is not included in the table above.

Capital Expenditures.  At December 31, 2011, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in March 2013 and monthly rental payments are $26,900, exclusive of property taxes.  The Company has the ability to terminate the lease by providing 60 days’ notice.

Litigation.  The Company is involved as a defendant in a suit alleging violations by the Company of the Consumer Fraud Act where the plaintiff is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The Company currently has filed a motion to dismiss that is pending in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois.  The pleadings are still at issue and discovery is underway.  Thus, the outcome is unknown as of the report date.

On or about December 12, 2011, the Company was served with a complaint by LIBCO Industries, Inc. (“LIBCO Industries”) alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a Mechanics Lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  The pleadings of the matters are still at issue and discovery is underway.  Thus, the outcome is unknown as of the report date.

On or about March 15, 2012, the Company was served with a Charge of Discrimination filed with the Equal Employment Opportunity Commission by Richard Rothmaller, a former employee of the Company.  Rothmaller claims that the Company failed to accommodate his alleged disability and ultimately terminated him on October 13, 2011 because of his alleged disability.  Management believes the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The outcome is unknown as of the report date.

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

Going Concern

As of the date of our most recent audit, which included the fiscal year ended December 31, 2011, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Critical Accounting Policies

The Consolidated Financial Statements and related notes contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are generally based on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates.

The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements.

The Company considers the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the company’s consolidated financial statements and the uncertainties that could impact the company’s financial position, results of operations and cash flows.

Revenue Recognition - The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on the Company’s historical experience.

Accounting for Derivative Instruments - All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009, and 2010, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2011 and 2010, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at December 31, 2011 and 2010 was $11,031,432 and $13,528,355 and the gain due to valuation for the twelve months ended December 31, 2011 and 2010 was $3,396,298 and $1,927,911, respectively.

Stock Based Compensation - The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $2,113,816 and $2,882,168 for the year ended December 31, 2011 and 2010, respectively.

New Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8.                      Financial Statements and Supplementary Data.

See the F-Pages contained herein, which include our audited consolidated financial statements and are incorporated by reference in this Item 8.

ITEM 9.                      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(e) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Annual Report.

Limitations on the Effectiveness of Controls

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.
As of December 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2011, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Corrective Action

Management plans to provide future investments in the continuing education of our accounting and financial professionals.

ITEM 9B.                      Other Information.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

The term of office of each director expires at each annual meeting of stockholders and upon the election and qualification of his successor.

The following information sets forth the names of our current directors, their ages, period of service and description of their business experience:

Name and Age	Principal Occupation, Business Experience and Education
Steven J. Cohen, 55 Director since 2006
Mr. Cohen, the Company's President, has been employed by Z Trim since 2002 when he was hired as its director of investor relations.  He was promoted to Vice President of Corporate Development in 2003 and to President in 2006 when he also began serving on the Board of Directors.  In 2007, Mr. Cohen assumed the role of chief executive officer.  Prior to joining Z Trim, Mr. Cohen had 25 years' experience at the Chicago Mercantile Exchange where he worked in various brokerage house positions as well as a trader. Mr. Cohen attended college at the University of Illinois and Oakton Community College.  Mr. Cohen was a member of the U.S. Olympic Team at the 1988 Olympics in Seoul and was a coach for the U.S. Olympic Team at the 2000 Olympics in Sydney Australia. Mr. Cohen’s  understanding of the Company’s products and market has proven to be valuable to the Board in understanding that market and in evaluating and approving the Company’s strategic initiatives in that market. Mr. Cohen’s insights have been valuable in identifying and evaluating economic and market challenges faced by the Company, which has been of particular benefit to the Board when reviewing and evaluating marketing and strategic initiatives.

Morris Garfinkle, 62 Director since 2009
Mr. Garfinkle was appointed in 2009 to fill a vacancy on the Board of Directors.  He presently serves as Chairman of the Audit Committee.  Mr. Garfinkle is the Founder, President and CEO of GCW Consulting, a consulting firm based out of Arlington, Virginia, and has operated as such since 2001.  He received his Juris Doctor from Georgetown University and his B.S. in Economics (cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania.  Mr. Garfinkle has over 35 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising.  His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others.  He also served on the Board of Directors of HMSHost from 2000 - 2006. The Company believes that Mr. Garfinkle's financial, business and legal expertise, combined with his experience as an executive and director of other companies, as well as his years of experience providing strategic advisory services, qualifies him to serve as a member of the Board and an effective member of Audit Committee, of which he is the Chairman.

Brian S. Israel, 53 Director since 2007
Mr. Israel was appointed in 2007 to fill a vacancy on the Board of Directors.  He presently serves as Chairman of the Compensation and Nominating Committees.  Mr. Israel spent more than 20 years in the real estate finance industry, during which he managed teams responsible for production; operations; risk management; product development; and technology. In his most recent position, he served from 1989 to 2004 as Vice President and Division Administrator for the Residential Mortgage Division of Harris Trust and Savings Bank.  He is a former Member of the Federal National Mortgage Association's Regional Lender and Affordable Housing Advisory Boards, and in 2000, served as the 80th President of the Illinois Mortgage Banker's Association.
Since retiring from the corporate world in 2004, he has dedicated much of his time and energy to consulting and community service.
• June 2011-present: Board Member – Illinois Jump Start Coalition, a non-profit organization working to enhance the financial capabilities of young people.

• May 2010-present: Advisory Board Member – StepOut USA, a non-profit organization creating social, cultural, recreational and educational connections for adults with learning disabilities.

• April 2009-present: Partner – Money Smart Week, a Midwest financial literacy education program coordinated by the 7th District Federal Reserve Bank.

• May 2007-present: External Director and Compensation and Nominating Committee Chair – Z Trim Holdings, Inc.

• January 2006-present: Principal – Future State Consulting, a sole proprietorship providing strategic planning, training and project management services to businesses and non-profit organizations.

• January 2005-present: Executive Committee Member – River North Residents’ Association, a non-profit community advocacy organization representing nearly 10,000 residents.

• June 2004-present: Partner – North Shore Custom Homes, Ltd., a residential real estate development firm.

Since 2008, Mr. Israel has also been a Member of the Ely Chapter of Lambda Alpha International, an honorary society working to advance the study and practice of land economics. His experience in finance and human resource management, especially as it relates to operational and structural issues, has added substantial value to the deliberations of the Board.  Mr. Israel’s experience in finance and management, especially as it relates to operational and structural issues, has added substantial value to the deliberations of the Board.

Name and Age	Principal Occupation, Business Experience and Education
Mark Hershhorn, 61 Director since 2007
Mr. Hershhorn has a background in the marketing and operations of nutrition systems, food industry marketing and transactional television.  Mr. Hershhorn was elected to the Board of Directors at the 2007 shareholders’ meeting.  From 1998 to present, he has served as President and co-owner of CKS & Associates Management LLC; President and CEO of CKS & Associates; CEO of Midwest Real Estate Investment LLC; General Partner of New Horizons West LLP, and CEO of New Horizons Real Estate Holdings LLC.  During much of the 1990’s, Mark served as President, CEO and director of National Media Corporation (NYSE-NMC) and as Chairman of the company’s international subsidiary, Quantum International Ltd.  Prior to that, Mark served as Senior Vice President of food operations and joint ventures for Nutri/System, Inc.  During the 1980’s, Mark was Chief Financial Officer, Treasurer, Vice President and director of the Franklin Mint.  Mark has also held positions with companies such as Price-Waterhouse, Pfizer Diagnostics, and Wallace and Wampole Laboratories.  Mark received his BS Degree in Economics from Rutgers University and an MBA from the Wharton School of Finance, University of Pennsylvania. We believe that Mr. Hershhorn’s past experience as CEO of publicly traded companies, as well as in the management of a food company, brings valuable insight to the Board’s strategic planning.

Edward Smith III, 36 Director since 2009
Mr. Smith is Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. BCM is the investment manager of Brightline Ventures I, LLC (“Brightline”) and Brightline Capital Partners, LP. Prior to founding BCM, Mr. Smith worked at Gracie Capital, GTCR Golder Rauner and Credit Suisse First Boston.  Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School. Mr. Smith was elected to the Board at the 2009 shareholders’ meeting. We believe that, as a result of his past experience, including managing an investment fund, and his many contacts in the food industry, Mr. Smith adds valuable managerial experience on the Board and an understanding of investor expectations, both of which are important to the Board’s strategic planning and risk management responsibilities.

Other than with Edward Smith III, there are/were no arrangements with any director or executive officer regarding their election or appointment.  The Company agreed to nominate Mr. Smith as a director as part of Brightline Ventures I, LLC’s investment in 2009.   There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

The following information sets forth the names of our sole executive officer that is not serving as a director, his age, period of service and description of his business experience:

Name and Age	Principal Occupation, Business Experience and Education
Brian Chaiken, 41 Chief Financial Officer since 2008
Mr. Chaiken was hired by the Company to serve as General Counsel and Vice President of Business Development in 2006.  In 2008, Mr. Chaiken was appointed to be the Company’s Chief Financial Officer.  He received his Bachelor of Science in Accountancy from the University of Illinois, Champaign-Urbana and passed the CPA examination.  Mr. Chaiken obtained his Juris Doctorate from DePaul University, and is a member of the Illinois and Florida Bars, as well as those of the Northern District Court of Illinois, United States Court of Appeals of the 11th Circuit and the Southern District Court of Florida.  Prior to joining Z Trim, Mr. Chaiken spent five years as the Executive Vice-President of Legal Affairs for Supra Telecommunications and Information Systems, Inc., a Competitive Local Exchange Carrier (telecommunications provider) in South Florida.  There, Mr. Chaiken was a senior executive for a company with more than 300 employees in Florida, Costa Rica and the Dominican Republic.  He was instrumental in helping the company grow annual revenues from $10 million to approximately $150 million over an 18 month period.  He successfully litigated and arbitrated multi-million dollar disputes involving trademark, anti-trust, fraud, bankruptcy and complex commercial transactions.

Section 16(a) Beneficial Ownership Reporting

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated there under, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the company. Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2011 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2011, complied with all Section 16(a) filing requirements applicable to such individuals, with the following exceptions: Mr. Edward Smith III failed to file a Form 4 reporting three transactions on a timely basis and Brightline Capital Management, LLC together with Brightline Ventures I, LLC failed to file two Form 4s reporting a total of four transactions on a timely basis.

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

 The full text of both Z Trim’s Code of Ethics and Business Conduct is published on our website at http://www.ztrim.com/pages/code_of_ethics___business_conduct/40.php.  We will disclose any future amendments to, or waivers from, provisions of these ethical policies and standards for Officers and Directors on our website within two business days following the date of such amendment or waiver.  The Code is filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Selection Criteria for Directors

The Company’s Board of Directors established a Nominating Committee in 2008.  The related provisions set forth in the Bylaws serve as the charter for the Nominating Committee.  The Board Nominating Committee, composed of two directors of the Company, identifies candidates for director nominees through recommendations solicited from other directors, the Company’s executive officers, search firms or other advisors, shareholders pursuant to the procedures set forth below, and through such other methods as the independent directors deem to be helpful.  Based upon an evaluation of the candidates by the Board Nominating Committee, they recommend to the full Board candidates they have determined to be qualified for serving on the Board.  Effective in 2008, Brian Israel and Mark Hershhorn were appointed as members of the Nominating Committee, with Brian Israel serving as chairman.  During 2010, the Nominating Committee held 2 meetings.

Our Bylaws provide that shareholders, in submitting recommendations to the Nominating Committee for director candidates, shall follow the following procedures:

Recommendations for nomination must be received by a date not later than the close of business on the 120th calendar day prior to the calendar date the Company’s proxy statement was filed with the Securities and Exchange Commission in connection with the previous year’s annual meeting of shareholders or special meeting in lieu of annual meeting of shareholders.

Such recommendation for nomination shall be made in writing and shall include the following information: (A) name of the shareholder making the recommendation; (B) a written statement disclosing such shareholder’s beneficial ownership of the Company’s securities; (C) name of the individual recommended for consideration as a director nominee; (D) a written statement as to why such recommended candidate would be able to fulfill the duties of a director; (E) a written statement describing how the recommended candidate meets the independence requirements established by the NYSE Amex or any other requirements adopted by the Company; (F) a written statement disclosing the recommended candidate’s beneficial ownership of the Company’s securities; (G) a written statement disclosing relationships between the recommended candidate and the Company which may constitute a conflict of interest; and (H) a written statement by the recommended candidate that the candidate is willing and able to serve on the Board.

Our Bylaws provide that the composition of the Board must meet the independence requirements promulgated by the NYSE Amex or such other requirements as may be adopted by the Company.

The Company requires its directors to possess certain minimum qualifications, including the following:

Adequate Experience. Nominees should have demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the corporation and should be willing and able to contribute positively to the decision-making process of the corporation.

No Conflicts of Interest. Nominees must be free from any relationship that, in the opinion of the Board, would interfere with, or have the appearance of interfering with, the exercise of his or her independent judgment as a member of the Board, including any conflicts of interest stemming from his or her institutional or other affiliations, and candidates should be able to act in the interests of all shareholders.

No Prior Bad Acts. Nominees shall not have been convicted of any criminal offense or been subject to any adverse civil judgment in any jurisdiction involving financial crimes, acts involving monies or breach of trust, moral turpitude, misfeasance or malfeasance, or been convicted in any jurisdiction of a crime that is a felony, or been deemed by the Board to have violated company policy.

The Company also considers the following qualities and skills in selecting its directors:
•	knowledge of the corporation’s business and industry;
•	prior education;
•	demonstrated ability to exercise sound business judgment;
•	reputation for integrity and high moral and ethical character;
•	potential to contribute to the diversity of viewpoints, backgrounds, or experiences of the Board as a whole; and
•	diligence and dedication to the success of the corporation.

A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a Board member, management or other sources.

While the Board does not have a separate formal diversity policy, it is the Company’s and the Board’s policy to identify qualified potential candidates without regard to any candidate’s race, color, disability, gender, national origin, religion or creed, and the Company seeks to ensure the fair representation of shareholder interests on the Board through the criteria set forth above. The Company, in selecting its directors, considers the potential to contribute to the diversity of viewpoints, backgrounds, or experiences of the Board as a whole.  The Board believes that the use of the Nominating Committee’s general criteria, along with non-discriminatory policies, will best result in a Board that shows diversity in many respects. The Board believes that it currently maintains that diversity.

Audit Committee

The Audit Committee met four times in fiscal 2011.  The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants.  Among its other responsibilities, the Committee also is responsible for the receipt, retention and treatment of complaints received by the Company relating to accounting, internal accounting controls or auditing matters and confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  See also “Report of the Audit Committee.”

Audit Committee Financial Expert

 The Board has determined that Mr. Garfinkle qualifies as an “audit committee financial expert” based on a review of his educational background and business experience.

ITEM 11.                      Executive Compensation.

Z Trim’s compensation philosophy has been, and continues to be, that compensation should drive long-term value creation for our shareowners. Total compensation for each employee should be based on individual and Company performance, market practice, and the value of the employee’s position at Z Trim. Our compensation programs should not encourage unnecessary or excessive risk taking.

Compensation to our named executive officers (“NEOs”) consists solely of cash compensation and the issuance of stock options pursuant to our 2004 Equity Incentive Plan.  We pay base salary in order to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive.  We provide our NEOs with stock options that are generally available to all of our employees in order to further our goal of attracting and retaining senior executives of outstanding ability.  The Company does not believe that its employee compensation policies are reasonably likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned in the fiscal years ended December 31, 2011 and 2010 by our chief executive officer and the most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal years ended December 31, 2011 and 2010 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(2)	Total ($)
Steven J. Cohen President and Chief Executive Officer	2011	150,000	272,727	422,727
	2010	138,541	336,000	474,541
Brian Chaiken Chief Financial Officer, Chief Legal Officer and Secretary	2011	136,000	248,157	384,157
	2010	118,340	304,500	422,840

(1)  The amounts in the table reflect the grant date fair value of options awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  See the “Outstanding Equity Awards at Fiscal Year-End” table below for information regarding all outstanding awards.

(2)  The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2011 and 2010 in accordance with applicable accounting standards.  In 2011, Steven Cohen received 245,700 options at a strike price of $1.11that have an option expiration date of January 7, 2016. In 2010, Steven Cohen received 210,000 options at a strike price of $1.60 and 315,000 options at a strike price of $1.10, but also had 210,000 options at a strike price of $0.47 cancelled in 2010.  In 2011, Brian Chaiken received 245,700 options at a strike price of $1.0111that have an option expiration date of January 7, 2016.  In 2010,  Brian Chaiken received in 2010 210,000 options at a strike price of $1.45 and 315,000 options at a strike price of $1.01, but also had 210,000 options at a strike price of $0.45 cancelled in 2010.

Employment Agreements

In 2006, the Company entered into an employment agreement with Steven J. Cohen setting forth the terms of his employment as Z Trim’s President.  Mr. Cohen’s employment under the employment agreement was for an initial term of three years and is now renewable on an annual basis for a one year term based on the mutual desire of the parties.  Either Mr. Cohen or Z Trim can terminate the employment agreement without cause on thirty days written notice.  If Mr. Cohen is terminated for any reason other than disability or death, Z Trim is not required to make any further payments to Mr. Cohen other than with respect to obligations accrued on the date of termination.  In the event that Mr. Cohen is terminated by reason of disability or death, Z Trim is required to provide Mr. Cohen or his estate any benefits set forth in any of the Company’s benefit programs or plans on the date of termination.

Under Mr. Cohen’s employment agreement, Z Trim is also protected from competition by Mr. Cohen after his employment with Z Trim would cease. Upon termination, Mr. Cohen agrees to not interfere with the relationships between the suppliers, customers or agents of Z Trim for six months, and that he will not compete with Z Trim over the same period in any county of any state in which Z Trim is providing service at the time of termination.  Further, Mr. Cohen has agreed to related confidentiality requirements after the termination of his employment.

In 2007, the Company entered into an employment agreement with Brian Chaiken setting forth the terms of his employment as Z Trim’s General Counsel and Vice President of Business Development.  Mr. Chaiken’s employment under the employment agreement is at will.  If Mr. Chaiken is terminated for cause, Z Trim is not required to make any further payments to Mr. Chaiken other than with respect to obligations accrued on the date of termination.  If Z Trim terminates Mr. Chaiken without cause, Mr. Chaiken is entitled to receive a severance payment equal to his wages at the time he is terminated for a minimum of six months, with an additional two months for each year of completed service on a pro-rata basis, up to a maximum of two years.  Under Mr. Chaiken’s employment agreement, a termination for a “cause” would occur if  Mr. Chaiken did any of the following: (i) committed or participated in an act of fraud, gross neglect, misrepresentation, embezzlement or dishonesty against the Company; (ii) committed or participated in any other injurious act or omission wantonly, willfully, recklessly or in a manner which was grossly negligent against the Company, monetarily or otherwise; (iii) engaged in a criminal enterprise involving moral turpitude; (iv) engaged in an act or acts constituting a felony under the laws of the United States or any state thereof or in any act or acts resulting in the loss of any state or federal license required for Mr. Chaiken to perform his material duties or responsibilities for the Company; or (v) Mr. Chaiken’s breach of any provision of the employment agreement. Mr. Chaiken would also be provided with COBRA expenses for family health insurance for 9 months following his separation from Z Trim.

 Under Mr. Chaiken’s employment agreement, Z Trim is also protected from competition by Mr. Chaiken after his employment with Z Trim would cease. Upon termination, Mr. Chaiken agrees to not interfere with the relationships between the suppliers, customers or agents of Z Trim for twelve months, and that he will not compete with Z Trim over the same period and any target market in which it engages in or may engage in the future.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
December 31, 2011

The following table contains information regarding outstanding equity awards held at December 31, 2011, by the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven Cohen	245,700	--	1.11	01/07/16
	315,000	--	1.10	05/10/15
	210,000	--	1.60	01/19/15
Brian Chaiken	245,700	--	1.01	01/07/16
	315,000	--	1.01	05/10/15
	210,000	--	1.45	01/19/15

OPTION EXERCISES AND STOCK VESTED
2011

There were no Z Trim stock options that were exercised by the named executive officers in fiscal 2011. There were no outstanding awards of restricted stock in fiscal 2011.

2011 Directors’ Compensation

Employee directors do not receive any separate compensation for their Board activities. Non-employee directors receive $1,500 per in-person meeting in which they attend, plus 35,000 shares of common stock as an annual retainer, as well as a maximum 35% tax gross up not to exceed $10,000 per board member.

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

The following table provides compensation for non-employee directors who served during fiscal 2011:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Morris Garfinkle	9,720	36,750	13,000	59.470
Mark Hershhorn	6,725	36,750	14,000	57.475
Edward Smith	4,500	36,750	13,000	54.250
Brian Israel	6,725	36,750	14,000	57.475

(1) Included in such fees is a 35% tax gross up paid to each director based on the then-current fair market value of the shares of common stock issued as additional compensation.

(2) Each director received 35,000 shares of common stock on January 6, 2011.  The amounts in the table reflect the grant date fair value of stock awards to the named directors in accordance with Accounting Standards Codification Topic 718, which was $1.05 per share.  The ultimate values of the stock awards to the directors generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy.

(3) The directors agreed to convert a portion of their respective fees for attendance at in-person meetings into investments in the Company’s 2010-2011 Redeemable Preferred Stock Placement Offering.  Also included is a payment of $10,000 to each director for the 35% tax gross up referred to in item (1) above.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents certain information as of March 21, 2012, regarding the beneficial ownership of the Z Trim common stock held by each director or nominee for director, each executive officer appearing in the “Summary Compensation Table” included in “Executive Compensation” and all directors and executive officers as a group.  As of March 28, 2012, the Company had 16,197,966 shares of common stock outstanding.

Name and Address (1)	Shares Beneficially Owned (2)	Percentage of Shares Outstanding
Steven J. Cohen	1,114,680	6.9%
Mark Hershhorn	512,534	3.2%
Brian S. Israel	274,964	1.7%
Morris Garfinkle	666,509	4.1%
Edward Smith III	202,200 (3)	1.2%
Brian Chaiken	1,088,220	6.7%

All executive officers and directors as a group (6 persons)	3,859,107 (3)	23.8%

(1) The address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.
(2) The specified persons have sole voting and sole dispositive powers as to all shares, except as otherwise indicated. The amounts include shares subject to promissory notes which are convertible currently or within 60 days of March 21, 2012.  Such shares include those held by the following individuals for the indicated number of shares: Mr. Cohen (1,114,680), Mr. Hershhorn (512,534), Mr. Israel (274,964) Mr. Garfinkle (666,509), Mr. Smith (202,200) and Mr. Chaiken (1,088,220), and all current executive officers and directors as a group (3,859,107.

(3)  This figure excludes the 29,757,766 shares beneficially owned by Brightline Ventures I, LLC, which is described in the table below setting forth persons known to us to be owners of more than 5% of our common stock.  Mr. Smith is the Managing Partner of Brightline Capital Management, LLC, an investment management firm that serves as the investment manager of Brightline Ventures I, LLC.

The following table presents certain information as of March 21, 2012 regarding the beneficial ownership of the Z Trim common stock held by each known 5%-or-greater shareholder of Z Trim.

Name and Address	Shares Beneficially Owned (1)	Percentage of Shares Outstanding
Brightline Ventures I, LLC and Brightline Ventures I-B, LLC 1120 Avenue of the Americas, Suite 1505 New York, NY 10036	29,757,766	72.7%

(1)  Brightline Capital Management, LLC ("Brightline Capital"), together with Brightline Ventures I, LLC and Brightline Ventures I-B, LLC ("Brightline Ventures"), Nick Khera and Edward B. Smith, III filed a report on Schedule 13D/A dated March 18, 2011, reporting shared voting power as to 28,836,221 shares of common stock and shared dispositive power as to 28,836,221 shares. Subsequent to the filing of the Schedule 13D/A dated March 18, 2011 and based on information known to the Company, Brightline Ventures increased its beneficial ownership of shares by an additional 921,545 shares, resulting in shared voting power as to 29,757,766 shares of common stock and shared dispositive power as to 29,757,766 shares as of March 21, 2012.  Messrs. Khera and Smith are the managing members of Brightline Capital, an investment management firm that serves as the investment manager of Brightline Ventures.  The amounts include 25,023,721 shares that are issuable within 60 days upon exercise or conversion of promissory notes convertible, Series I Preferred Stock, Series II Preferred Stock held by Brightline Ventures and exclude Mr. Smith’s beneficial ownership of 202,200 shares set forth in the table above.

The above beneficial ownership information is based on data furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act, as required for purposes of this proxy statement. It is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.                      Certain Relationships and Related Transactions, and Director Independence.

Transactions with Brightline

Director Edward Smith III is a Managing Member of Brightline Ventures I, LLC and Brightline Ventures I-B, LLC (“Brightline”), which is the beneficial owner of 72.7% of the Company’s voting securities, as set forth in the Beneficial Ownership Table above.  In fiscal 2011, and subsequently, we engaged in several transaction with Brightline.

On March 18, 2011, we entered into a private placement subscription agreement with Brightline pursuant to which we sold 332.6697 units, consisting of Preferred Stock and warrants, for an aggregate offering price of $3,326,697.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of Series II 8% Convertible Preferred Stock (“Series II Preferred Stock”) and one warrant (a “Warrant”) at an Original Issue Price of $10,000 per Unit.  The Series II Preferred Stock was issued with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Series II Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Series II Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Series II Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 8% Senior Secured Convertible Notes due in 2011 and 2012 (the "2009 Notes")  are paid in full or until any such restrictions are waived. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Series II Preferred Stock terms. The Series II Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares of Preferred Stock and such majority may also waive an adjustment to the Conversion Price. The Series II Preferred Stock is convertible into a total of 3,326,697 shares of Common Stock, exclusive of the shares of Common Stock issuable in connection with the 8% dividend.

Brightline also received one five-year Warrant as part of each Unit purchased, pursuant to which the holder may purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share (“Warrants”). A total of 4,990,046 shares of Common Stock are issuable upon exercise of the Warrants.

We also entered into a registration rights agreement with Brightline pursuant to which we agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Series II Preferred Stock and Warrants.  In connection with the offering, Brightline, as the holder of a majority of the warrants issued in connection with the Company’s 2009 Notes (the "2009 Warrants") waived any price adjustment with respect to the 2009 Warrants.  Brightline also waived any price adjustment with respect to the warrants issued in connection with the Series I 8% Convertible Preferred Stock (the "Series I Preferred Stock Warrants") it purchased from the Company.  The Company obtained similar waivers from the other holders of the Series I Preferred Stock Warrants and the 2009 Warrants.

On January 15, 2012, the Company received notice from its largest shareholder, Brightline Ventures I, LLC, electing to convert an aggregate principal balance of $1,300,000 on outstanding convertible notes, plus $208,000 of interest accrued thereon, into 1,508,000 shares of the Company’s Common Stock.  This is equivalent to a conversion price of $1.00 per share of Common Stock.  The shares issued in connection with foregoing conversion of convertible notes were on the same terms and conditions as offered to other non-affiliated debt holders.

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

The Company does not have a written policy with respect to related party transactions.  However, all such transactions are reviewed and approved by the Board of Directors prior to finalization.

Director Independence

Under the Company’s bylaws, the composition of the Board must meet the independence requirements promulgated by the NYSE Amex or such other requirements as many be adopted by the Company.  Based on these standards, the Board of Directors has determined that Messrs. Garfinkle, Hershhorn and Israel are each “independent” under applicable rules and guidelines. Mr. Cohen, as chief executive officer of the Company, and Mr. Smith, as Managing Partner of Brightline Capital Management, LLC (our controlling shareholder), are not considered to be “independent.”

In determining that Messrs. Garfinkle, Hershhorn and Israel are each “independent” under applicable rules and guidelines used by the Company to determine independence, the Board of Directors took into consideration that each of these directors has purchased convertible notes and/or preferred stock in private offerings on the same terms and conditions as was offered to persons not affiliated with the Company.

 Our independent directors have the opportunity to meet in executive session, without the other directors or management, as part of each regular Board meeting.

ITEM 14.                      Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by M&K, CPAs, PLLC for professional services for the fiscal year ended December 31, 2011 and December 31, 2010, respectively:

	2011	2010
Fee Category
Audit Fees	$65,405	$80,100
Audit-Related Fees	$3,950	-
Tax Fees	$5,255	$4,115
All Other Fees	-	-

Total Fees	$74,610	$84,215

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting advisory services and accounting consultations in connection with financial accounting and reporting related matters.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and other tax advice.

Audit Committee Pre-Approval Policy

Our  Audit  Committee  Charter  provides  that the  Audit  Committee  shall pre-approve  all  auditing  services,   internal  control-related  services  and permitted  non-audit services  (including the terms thereof) to be performed for us by  our  independent  auditor,  subject  to  the de  minimis  exceptions  for non-audit services described in Section  10A(i)(1)(B) of the Securities Exchange Act of 1934,  as  amended,  which are  approved  by the  Audit Committee  prior to the completion of the service. The Audit Committee may also form and delegate authority to sub-committees consisting of one or more members when appropriate, including the authority to grant  pre-approvals  of audit and  permitted  non-audit  services, provided that decisions of such  subcommittee  to grant  pre-approvals  shall be presented to the full  Committee at its next  scheduled  meeting.  In accordance with the pre-approval policy, the Audit Committee has approved certain specified audit and non-audit services to be provided by M&K CPAs, PLLC for up to twelve (12) months from the date of the pre-approval. Any additional services to be provided by our independent auditors following such pre-approval require the additional pre-approval of the Audit Committee.

There were no services in fiscal 2011 or 2010 that were not approved in advance by the Audit Committee under this policy.

PART IV

ITEM 15.                      Exhibits, Financial Statement Schedules.

(a)(1)

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen	Date: April 10, 2012
Steven J. Cohen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature and Title	Date
/s/ Steven J. Cohen	Date: April 10, 2012
Steven J. Cohen, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian Chaiken	Date: April 10, 2012
Brian Chaiken, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Hershhorn	Date: April 10, 2012
Mark Hershhorn, Director

/s/ Brian Israel	Date: April 10, 2012
Brian Israel, Director

/s/ Edward Smith III	Date: April 10, 2012
Edward Smith III, Director

/s/ Morris Garfinkle	Date: April 10, 2012
Morris Garfinkle, Director

Z TRIM HOLDINGS, INC.

EXHIBIT INDEX
TO
Form 10-K for Fiscal Year Ended December 31, 2011
Exhibit Number	Description

3(i)
Restated Articles of Incorporation (Filed as Exhibit 3(i) to the Annual Report on form 10-K for the fiscal year ended December 31, 2009;  Illinois Statement of Resolution Establishing the Series I Preferred Stock filed as Exhibit 3.1 (a) in the Current Report on Form 8-K filed June 7, 2010; and Illinois Statement of Resolution Establishing the Series II Preferred Stock filed as Exhibit 3.1 (a) in the Current Report on Form 8-K filed March 21, 2011, and incorporated herein by reference)

3(ii)
Bylaws of Z Trim Holdings, Inc., as amended (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB, Exhibit 3(ii) to the Company’s Form 8-K filed on November 2, 2007, and as Exhibit 3(ii) to the Company’s Form 8-K filed on November 16, 2007, and incorporated herein by reference).

3(iii)	Amendment to Bylaws of Z Trim Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Form 8-K filed on September 23, 2008, and incorporated herein by reference).

4.1	Form of Note (filed as Exhibit 4.1 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

10.2	Investment Banking Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

10.3
Custom Processing Agreement, dated as of October 17, 2011, by and between Z Trim Holdings, Inc. and AVEKA Nutra Processing, LLC.* (filed as Exhibit 10.1 to the Company’s Form 8-K/A dated October 17, 2011 and incorporated herein by reference).

10.4
Cooperative Research and Development Agreement with the United States Department of Agriculture's Agricultural Research Service dated June 14, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ending June 30, 2011 and incorporated herein by reference).

10.5	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).

10.6	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 14, 2008 and incorporated herein by reference).

10.7
Z Trim Holdings, Inc. 2004 Equity Incentive Plan (filed as Appendix C to the Z Trim's Proxy Statement for its Annual Meeting conducted on June 16, 2004 and approved by its Shareholders on that date and incorporated herein by reference).

14.1	Code of Ethics and Business Conduct

23.1	Consent of M&K CPAs, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Z Trim Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.**

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC.
**  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Z Trim Holdings, Inc.

We have audited the accompanying balance sheets of Z Trim Holdings, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a working capital deficit and reoccurring losses as of December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAs,PLLC Houston, Texas April 4, 2012

Z TRIM HOLDINGS, INC.
BALANCE SHEET

December 31, 2011 and 2010

ASSETS

	12/31/2011	12/31/2010

Current Assets
Cash and cash equivalents	$ 313,073	$ 2,327,013
Accounts receivable	315,277	205,409
Inventory	256,842	87,108
Prepaid expenses and other assets	120,475	93,181

Total current assets	1,005,667	2,712,711

Long Term Assets
Letter of Credit	$ 85,215	$ -
Property and equipment, net	3,188,998	2,914,880
Deposit on Fixed Asset	-	137,450
Deposits	-	15,003

Total other assets	3,274,213	3,067,333

TOTAL ASSETS	$ 4,279,880	$ 5,780,044

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

December 31, 2011 and 2010

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	12/31/2011	12/31/2010

Current Liabilities
Accounts payable	$ 214,632	$ 356,567
Accrued expenses and other	351,460	790,462
Accrued Liquidated Damages	36,178	111,028
Derivative Liabilities	11,031,432	13,528,355
Convertible Notes Payable, Net	108,122	1,305,737
Convertible Notes Payable to Related Party, Net	1,273,567	2,047,248
Total Current Liabilities	13,015,391	18,139,397

Total Liabilities	13,015,391	18,139,397

Commitment & Contingencies
Dividends payable	650,616	66,934
Convertible, Redeemable Preferred Stock Preferred Stock Series I, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 947,058 and 956,858 shares, December 31, 2011 and 2010 respectively	4,735,291	4,784,291
Convertible, Redeemable Preferred Stock Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 665,339 and 0 shares, December 31, 2011 and 2010, respectively	3,326,697	-
Discount on Preferred Stock	(4,853,776)	(4,457,406)
Net Preferred Stock	3,858,828	393,819

Total Commitment & Contingencies	3,858,828	393,819

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 14,139,621 and 8,091,769 shares, December 31, 2011 and 2010, respectively.	707	405
Additional paid-in capital	91,262,428	84,162,726
Accumulated deficit	(103,857,474)	(96,916,303)

Total Stockholders' Equity (Deficit)	(12,594,339)	(12,753,172)

TOTAL LIABILITIES & CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,279,880	$ 5,780,044

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31,	2011	2010

REVENUES:
Products	$ 1,017,031	$ 903,780
Total revenues	1,017,031	903,780

COST OF REVENUES:
Products	2,665,611	2,370,428
Total cost of revenues	2,665,611	2,370,428

GROSS MARGIN	(1,648,580)	(1,466,648)

OPERATING EXPENSES:
Selling, general and administrative	5,691,698	6,857,371
Loss on asset disposals, net	-	40,359
Total operating expenses	5,691,698	6,897,730

OPERATING LOSS	(7,340,278)	(8,364,378)

OTHER INCOME (EXPENSES):
Rental and other income	3,191	397
Interest income	6,315	1,560
Interest expense - Other	(607)	(7,670)
Interest expense - Note Payable	(2,840,157)	(4,362,649)
Liquidated Damages	-	(30,928)
Gain on Liquidating Damages	74,850	-
Change in Fair Value - Derivative	3,807,490	2,434,939
Loss on Derivative Settlement	(411,192)	(507,028)
Settlement (loss), net	(47,012)	(78,140)
Loss on Debt Extinguishment	(193,771)	-
Total other income (expenses)	399,107	(2,549,519)

NET LOSS	$ (6,941,171)	$ (10,913,897)

Less Preferred Dividends	601,122	66,934
Accretion of Discount of Preferred Stock	2,990,326	287,163

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (10,532,619)	$ (11,267,994)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.87)	$ (2.03)

Weighted Average Number of Shares Basic and Diluted	12,046,471	5,550,277

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Shares of		Additional
	Common	Common	Paid-In	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at December 31, 2009	2,806,878	$ 140	$75,119,074	$ (86,002,406)	$(10,883,192)

Stock issued for directors fees	120,000	6	233,994	-	234,000
Stock issued for services	350,000	18	489,982	-	490,000
Stock issued for conversion of convertible notes	4,412,976	221	4,412,755	-	4,412,976
Exercised warrants	108,172	5	17,500	-	17,505
Exercised cashless warrants	293,743	15	(15)	-	-
Stock based compensation	-	-	2,882,168	-	2,882,168
Derivative settlement	-	-	1,361,365	-	1,361,365
Dividends declared	-	-	(66,934)	-	(66,934)
Amortization of discount	-	-	(287,163)	-	(287,163)
Net loss	-	-	-	(10,913,897)	(10,913,897)
Balance at December 31, 2010	8,091,769	$ 405	$84,162,726	$ (96,916,303)	$(12,753,172)

Stock issued for directors fees	140,000	7	141,393	-	141,400
Stock issued for services	559,000	27	601,949	-	601,976
Stock issued for conversion of convertible notes	5,167,589	259	5,216,887	-	5,217,146
Exercised warrants	56,489	3	3,350	-	3,353
Stock issued for conversion of redeemable
convertible preferred stock	126,440	6	126,434	-	126,440
Stock based compensation	-	-	2,113,816	-	2,113,816
Derivative settlement	-	-	2,487,322	-	2,487,322
Dividends declared	-	-	(601,122)	-	(601,122)
Amortization of discount	-	-	(2,990,327)	-	(2,990,327)
Stock retired due to rounding from stock split	(1,666)	-	-	-	-
Net loss	-	-	-	(6,941,171)	(6,941,171)
Balance at December 31, 2011	14,139,621	$ 707	$91,262,428	$(103,857,474)	$(12,594,339)

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,941,171)	$ (10,913,897)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation	2,113,816	2,882,168
Preferred and common shares issued for director fees	201,400	234,000
Shares & Warrants issued for Services	601,976	490,000
Amortization on Debt Discount	2,621,704	3,316,914
Depreciation	715,723	856,094
Loss on asset disposal	-	40,359
Loan cost amortization	-	368,171
Interest on conversion of note payable	-	5,605
Change in Derivative Liability, net of bifurcation	(3,396,298)	(1,927,911)
Loss on debt extinguishment	193,771	-
(Gain)loss on Liquidating Damages	(74,850)	30,928
Changes in operating assets and liabilities:
Accounts receivable	(109,868)	(109,385)
Inventory	(169,734)	31,871
Prepaid expenses and other assets	(97,506)	4,621
Increase/(Decrease) in:
Accounts payable and accrued expenses	9,439	728,334
CASH USED FOR OPERATING ACTIVITIES	(4,331,598)	(3,962,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(852,393)	(477,239)
Proceeds from asset disposals	-	73,800
CASH USED FOR INVESTING ACTIVITIES	(852,393)	(403,439)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	3,326,698	4,784,291
Proceeds from sale of common stock	3,353	17,505
Borrowing on debt	-	482,000
Borrowing on debt, related party	-	1,334,000
Principal payment on debt	(160,000)	(250,000)
CASH PROVIDED BY FINANCING ACTIVITIES	3,170,051	6,367,796
NET (DECREASE)INCREASE IN CASH	(2,013,940)	2,002,229

CASH AT BEGINNING OF PERIOD	2,327,013	324,784
CASH AT THE PERIOD ENDED DECEMBER 31	$ 313,073	$ 2,327,013

Supplemental Disclosures of Cash Flow Information:
Cash less exercise of warrants	$ -	$ 15
Note payable conversion	$ 5,023,375	$ 4,412,976
Preferred stock conversion	$ 126,433	$ -
Discount on convertible debentures	$ -	$ 1,816,000
Discount on preferred stock	$ 3,386,697	$ 4,744,569
Amortization on preferred stock	$ 2,990,326	$ 287,163
Change in derivative liability due to exercise of warrants	$ 34,388	$ 422,306
Change in derivative liability due to conversion of note payable	$ 2,410,865	$ 939,059
Change in derivative liability due to conversion of preferred stock	$ 42,069	$ -
Dividends Payable	$ 601,122	$ 66,934

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

NOTE 2 –GOING CONCERN

Our financial statements have been prepared assuming that we will continue as a going concern.  As of April 3, 2012, the date that our independent registered public accountant issued its original report on our audited financial statements as of and for the year ended December 31, 2011, we did not have enough cash on hand to meet our current liabilities or to fund on-going operations beyond one year.  The Company had a working capital deficit and reoccurring losses as of December 31, 2011.  As a result, our independent registered public accountant’s audit report included an explanatory paragraph in respect of our ability to continue as a going concern.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $0.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Maintenance and repair costs are expensed as incurred.  Depreciation is calculated on the accelerated and straight-line methods over the estimated useful lives of the assets. Estimated useful lives of five to ten years are used for machinery and equipment, office equipment and furniture, and automobile. Estimated useful lives of up to five years are used for computer equipment and related software. Depreciation and amortization of leasehold improvements are computed using the term of the lease.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2011 and 2010, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at December 31, 2011 and 2010 was $11,031,432 and $13,528,355 and the gain due to valuation for the twelve months ended December 31, 2011 and 2010 was $3,396,298 and $1,927,911, respectively.

Accounting for Convertible, Redeemable Preferred Stock

The Company accounts for convertible and redeemable preferred stock according to its stated redemption value net of any discounts related to attached warrants or beneficial conversions features. The Company classifies these instruments on the balance sheet according to the nature of the redemption feature. Preferred shares with redemption features that are solely within the control of the Company are accounted for within permanent equity. Preferred shares that are considered mandatorily redeemable due to a fixed redemption date and amount are accounted for as liabilities. Preferred shares that are conditionally redeemable based on conditions that are outside of the Company’s control are classified within temporary equity. Discounts on instruments classified as liabilities are amortized to interest expense, and discounts on instruments classified within permanent or temporary equity are amortized to retained earnings or additional paid in capital when there is an accumulated deficit. Amortization of discounts on preferred shares classified within equity or temporary equity is deducted from net income to common shareholders on the income statement.

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the year ended December 31, 2011 and 2010 was $21,730 and $5,654 respectively.

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

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $2,113,816 and $2,882,168 for the year ended December 31, 2011 and 2010, respectively.

 Letter of Credit

The Company has entered into a custom processing agreement with a vendor in order to provide the Company with a partner for future manufacturing initiatives. The Company has agreed to make available a $500,000 line of credit to the vendor at a 5.5% interest rate. The vendor may not draw down more than $75,000 during any thirty day period. The Company will be re-paid for these advances with future discounts on products manufactured by the vendor.

The Company capitalizes distributions to the vendor related to this agreement upon disbursement based on this value to be applied towards discounts on future product purchases. Interest on the outstanding advances are recorded to interest income and capitalized to the letter of credit account, and will be realized with future discounts as well.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on March 31, 2009.  The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  The adoption of the pronouncement on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s statement of operations.  At December 31, 2011, the Company recorded a derivative liability of $11,031,432 and a change in the fair value – derivative liability for the year ended December 31, 2011 of $3,396,298.  At December 31, 2010, the Company recorded a derivative liability of $13,528,355 and a change in the fair value – derivative liability for the year ended December 31, 2010 of $1,927,911.

NOTE 4 – INVENTORY

At December 31, inventory consists of the following:

	12/31/2011	12/31/2010
Raw materials	$ 77,942	$ 24,020
Packaging	4,063	2,764
Work-in-process	-	7,584
Finished goods	174,837	52,740
Other Inventory	-	-
Total inventory	$ 256,842	$ 87,108

 NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment, net consists of the following:

	12/31/2011	12/31/2010
Production, engineering and other equipment	$6,702,194	$5,751,832
Leasehold improvements	2,904,188	2,901,002
Office equipment and furniture	603,182	577,226
Computer equipment and related software	140,238	140,246
	$10,349,802	$9,370,306
Accumulated depreciation	($7,160,804)	($6,455,426)
Property and equipment, net	$3,188,998	$2,914,880

Depreciation expense was $715,723 and $856,094 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2010, the Company sold three fixed assets with a combined net book value of $114,159 in exchange for cash of $73,800 and recorded a loss on sale of $40,359.

NOTE 6 – LETTER OF CREDIT

On October 17, 2011, Z Trim Holdings, Inc. (the “Company”) entered into a Custom Processing Agreement (the “Agreement”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.

 The Agreement provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The Agreement automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  Production pursuant to the Agreement is anticipated to begin no later than June 30, 2012.  Once production commences, the Agreement provides for minimum production volumes of 40,000 lbs per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.

In addition, the Company has agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not drawn down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of December 31, 2011 we advanced a total of $85,000 and accrued interest on the advance was $215.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 17, 2011 and is incorporated by reference herein.

NOTE 7 – ACCRUED  EXPENSES

At December 31, accrued expenses consist of the following:

	12/31/2011	12/31/2010
Accrued legal	$ -	$ 670
Accrued payroll and taxes	29,153	5,373
Accrued Settlements	62,500	78,140
Accrued Interest	232,490	604,412
Accrued expenses and other	27,317	101,867
Total accrued expenses	$ 351,460	$ 790,462

NOTE 8–CONVERTIBLE NOTES PAYABLE

As of December 31, 2011, the Company had $1,420,000 worth of convertible notes outstanding, all of which comes due in 2012.

2008 CONVERTIBLE NOTES

In 2008, we sold $4,457,000 of  8% convertible notes, which came due in 2010. As of December 31, 2010, $3,707,000 principal and $651,893 interest was converted into stock, and $250,000 was repaid resulting in an ending balance of $500,000. Of the $500,000, $100,000 was extended to April 12, 2012 and $400,000 was in default.   Subsequent to the period ended December 31, 2010, $100,000 was redeemed in March 2011, and the remaining $300,000 was converted into common stock in April 2011.  As of December 31, 2011 the remaining principal balance is $100,000 and accrued and unpaid interest of $10,630.

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

On October 15, 2009, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company("Brightline") pursuant to which we sold 185.25 units consisting of convertible notes and warrants, for an aggregate offering price of $1,852,500. Furthermore, since July 14, 2009, we had sold an additional 75.3 units for an aggregate offering price of $753,000, including a total of $660,000 sold to affiliates of Brightline. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement filed as an exhibit to this report (the "Security Agreement"). The Notes are convertible into a total of 2,605,500 shares of Common Stock. The interest is payable quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share ("Warrants"). The total warrants issued to the purchaser and its affiliates were 3,768,750. The Company has agreed to pay a finder cash commissions aggregating 8% of the gross proceeds of the offering sold to an investor introduced by that finder up to a maximum of 250 Units purchased by such investor and an equal amount of five year warrants at an exercise price of $1.50 per share (for example, if the finder's fee equals $200,000, then the finder will also receive 200,000 warrants with an exercise price of $1.50). The Company has reserved the right to negotiate a lower commission for any Units above the 250 purchased by such investor. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on April 21, 2009 (the "2009 Units"). The amount of Units purchased by Brightline and its affiliates, represents at least a majority of all of the Units and the 2009 Units taken as a whole, and, consequently, under the terms of the Notes, the purchaser has the ability, together with us to amend the Notes and Security Agreements comprising the Units and the 2009 Units. In consideration of Brightline's (and its affiliates') purchase of Note Units in the amount of $2,512,500 pursuant to the terms of the Note Memorandum, the Company granted to Brightline, the right to purchase additional Note Units and/or Preferred Stock Units, as available, up to an additional aggregate amount of $2,487,500.

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

At December 31, 2011, the principal amount and unpaid interest of the 2009 convertible notes have been converted to common stock of the Company.  As of December 31, 2010, the principal amount outstanding of the 2009 convertible notes is $3,697,000 plus accrued and unpaid interest of $396,842.

2010 CONVERTIBLE NOTES

On January 15, 2010, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company(“Brightline”) pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000.  The Company has agreed to extend Brightline's right to invest an additional $1,200,000 on substantially similar terms until February 28, 2010.  Also, we issued an additional 1.2 units for an aggregate offering price of $12,000, which was in return for forgiveness of rent owed to our landlord.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the “Security Agreement”).  The Notes are convertible into a total of 1,312,000 shares of Common Stock exclusive of interest.  The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes.  The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“2010 Warrants”).  The total warrants issued to the purchasers were 1,968,000.   The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the “2009 Units”).

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

For the period ended December 31, 2010, the Company recorded a debt discount in the amount of and $1,816,000.  The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.   The warrant and beneficial conversion feature exceeded the face value of the note.  The total debt discount as of December 31, 2011 and 2010, was $38,311 and $2,660,015, respectively, net of total amortization for the twelve months ended December 31, 2011 and 2010 of $2,621,704 and $3,316,914, respectively.

Of the total principal balance outstanding of $1,420,000 and $6,013,000 at December 31, 2011 and 2010, $1,420,000 and $3,968,500, respectively represents related party convertible notes.

AMORTIZATION ON CONVERTIBLE NOTES

For the twelve months ending December 31, 2011, the Company recognized debt discount amortization in the amount of $2,621,704.  For the twelve months ending December 31, 2010, the Company recognized debt discount amortization in the amount of $3,316,914.

The convertible note payable balance as of December 31, 2011 of $1,420,000, excluding the debt discount of $38,311, matures as follows:

Year Ended                                           Principal
        2011                                                        -
   2012                                           1,420,000
       Total                                           1,420,000

NOTE 9 - PREFERRED STOCK

Below is a summary of the Series I and Series II Convertible, Redeemable Preferred Stock:

	12/31/2011		12/31/2010
	Shares		Shares
	Issued and		Issued and
	Outstanding	Amount	Outstanding	Amount
Series I	947,058	$ 4,735,291	956,858	$ 4,784,291
Discount on Series I		(2,505,680)		(4,457,406)
	947,058	$ 2,229,611	956,858	$ 326,885

Series II	665,339	$ 3,326,697	-	$ -
Discount on Series II		(2,348,096)		-
	665,339	$ 978,601	-	$ -

At December 31, 2011 and 2010, the Company charged to additional paid in capital amortization relating to the discount on preferred stock of $2,990,326 and $287,163, respectively.

Preferred Stock issued in 2010

Between June 3 and 7, 2010, we entered into 5 private placement subscription agreements with investors pursuant to which we sold 92.1 units consisting of Preferred Stock and warrants, for an aggregate offering price of $921,000.   Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with  rights to:  (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends.  The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company.  Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  The 2008 Notes have been extended and are due in April 2012.  As of December 31, 2011 no 2009 Notes were outstanding.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.  The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

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

Preferred Stock issued in 2011

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

The descriptions herein are qualified in their entirety by reference to the copies of the forms of the Series II terms, Subscription Agreement, the Warrant, and the Registration Rights Agreement which are attached as exhibits to the Report on Form 8-K filed with the SEC on March 18, 2011.

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

Preferred Stock converted into Common Stock in 2011

Between December 22, 2011 and December 30, 2011, holders of Company’s Series I 8% Convertible Preferred Stock (“Series I Preferred Stock”) elected to convert an aggregate of  21,800 shares of the Company’s Series I Preferred Stock, plus accrued but unpaid dividends of $17,440 on such shares of Series I Preferred Stock, into an aggregate of 126,440 shares of the Company’s common stock, par value $0.00005 per share (“Common Stock”), pursuant to the terms of the Statement of Resolution Establishing the Series I Preferred Stock.  For each converted share of Series I Preferred Stock, the holder thereof was entitled to receive such number of shares of Common Stock as determined by dividing (x) the Original Series I Issue Price of $5.00 per share plus the amount represented by accrued but unpaid dividends on such share by (y) the Conversion Price of $1.00 applicable to such share.

As of December 31, 2011, and December 31, 2010, the Company had totals of 1,612,397 (convertible into 8,061,988 shares of common stock exclusive of dividends) and 956,858 (convertible into 4,784,291 shares of common stock exclusive of dividends) shares of its Series I and II 8% Convertible Preferred Stock, respectively,  outstanding.  947,058 shares of Series I Convertible Preferred Stock are redeemable in 2012.  The Series II Convertible Preferred Stock mature in March, 2013.  Of the total amount of shares of Series I and II Convertible Preferred Stock outstanding as of December 31, 2011, all but 50,000 shares are owned by related parties.

As of December 31, 2011, the Company accrued dividends of $601,122 compared to $66,934 as of December 31, 2010.  The payable was classified within temporary equity due to its settlement being expected with common shares.  Dividends are accrued quarterly at 8% as described in the preceding paragraphs.  Dividends accrued are recorded to additional paid-in-capital and are deducted from net income/(loss) on the Statement of Operations.  Based on the $1.00 conversion price, 650,616 and 66,934 shares would be owed upon conversion of the dividends payable as of December 31, 2011 and 2010, respectively.

NOTE 10 - LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement had not been declared effective as the Company was not S-3 eligible An S-1 registration statement was filed on June 2, 2011, and went effective on June 3, 2011.  Under the terms of the registration rights agreement, as partial compensation, the Company would be required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of December 31, 2011, there are 3 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages, the amount of $36,178.  During 2011, two investors did sign a release and waiver of any such claims, and therefore we recognized a gain of $74,850 related to the reduction of these potential claims.

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

Our derivative liabilities decreased from $13,528,355 at December 31, 2010 to $11,031,432 at December 31, 2011.  For the year ended December 31, 2011, the change in fair value was a positive $3,807,490.  The company also recognized a derivative loss in the amount of $411,192.  The change in fair value during the year ended December 31, 2010 resulted in a gain of $2,434,939 of which $507,028 is recorded as a derivative loss for a total change of $1,927,911.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2011 and December 31, 2010:

	12/31/11	12/31/10
Common stock warrants	$8,829,215	$9,041,049
Embedded conversion features –part of note discount	2,202,217	4,487,306
Total	$11,031,432	$13,528,355

Beginning Balance	$13,528,355	$10,285,578
Bifurcated Amount	3,386,697	6,560,569
Change in Derivative Liability	(3,396,298)	(1,927,911)
Change in Derivative Liability-Conversion	(2,487,322)	(1,389,881)
Total	$11,031,432	$13,528,355

NOTE 12–EQUITY

COMMON STOCK ISSUED FOR SERVICES IN 2010

In 2010, the Board of Directors approved a grant of 30,000 shares of common stock to each of the Company’s four external directors.  A tax gross up of up to 35% was included, not to exceed $10,000.  120,000 shares were granted on January 4, 2010, with a fair market value of $234,000, based on the closing price of stock on the grant date.

On January 7, 2010, the Company entered into an Investment Banking Agreement with Legend Securities, Inc. (“Legend”), pursuant to which Legend agreed to provide business advisory services for us for a period of up to twelve months.  In exchange for Legend's services, we agreed to pay Legend the sum of $6,250 per month, as well as a onetime fee of 250,000 shares of Common Stock for a total value of $350,000.  Under the Investment Banking Agreement, we also agreed to give Legend unlimited "piggy back" registration rights with respect to the shares of our common stock in any registration statement filed by us in connection with an underwritten offering of our common stock.

COMMON STOCK ISSUED FOR SERVICES IN 2011

In 2011, the Board of Directors approved a grant of 35,000 shares of common stock to each of the Company’s four external directors.  A tax gross up of up to 35% was included, not to exceed $10,000.  140,000 shares were granted on January 6, 2011, with a fair market value of $141,400, based on the closing price of stock on the grant date.

On August 22, 2011, the Company entered into an Agreement for Services with Alliance Advisors, LLC, pursuant to which Alliance agreed to provide investor relations services to us for a period of twelve months.  In exchange for Alliance’s services, we agreed to pay Alliance 84,000 restricted shares of common stock valued at $54,600 for purposes of the agreement, as well as $6,500 per month for the first six months, and $7,500 per month for the second six months of the agreement.  The agreement provides, that either party may terminate the agreement after 6 months, and in the event of such termination, a pro rata portion of the 84,000 shares of common stock would be returned to the Company.  The Company terminated the Agreement with Alliance Advisors, LLC on January 12, 2012.

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

As of December 31, 2011, 100,000 shares of common stock owed to AIM had vested.  These shares were valued on their respective vesting dates for a total of $138,750.   We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the issuance above. This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

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

Therefore, as of December 31, 2011, the Company issued 350,000 shares of common stock valued at $408,625 based on the closing prices on the measurement dates. We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the issuance above. This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

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

COMMON STOCK ISSUED FOR DEBT CONVERSION

Between January 4 and June 30, 2010, the Company issued 1,700,603 shares of  its common stock, $.00005 par value per share, upon conversion to common stock of $1.45 million principal amount of its 8% Convertible Secured Notes Due in 2010, as well as interest of $229,841 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $8,530,000 and increased its common stock and additional-paid-in capital by an aggregate of $1,700,603.

Between July 1 and September 30, 2010, the Company" issued 2,662,520 shares of  its common stock, $.00005 par value per share, upon conversion to common stock of $2.672 million principal amount of its 8% Convertible Secured Notes Due in 2010, as well as interest of $415,120 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $6,283,000 and increased its common stock and additional-paid-in capital by an aggregate of $2,662,520.

Between October 1 and December 31, 2010, the Company issued 49,853 shares of  its common stock, $.00005 par value per share, upon conversion to common stock of $40,000 principal amount of its 8% Convertible Secured Notes Due in 2010 (the "Notes"), as well as interest of $9,853 on such notes. As a result of the conversion of the Notes into common stock, the Company has reduced its total outstanding convertible debt to $6,013,000 and increased its common stock and additional-paid-in capital by an aggregate of $49,853.

During the year ended 12/31/11 the Company converted a 2008 convertible note with principal and accrued interest values of $300,000 and $57,140 into 357,863 common shares. As an inducement to the lender to get them to convert, the Company issued the conversion shares based on the accrued interest value to be attained at the future maturity date rather than the conversion date. This resulted in the Company issuing 723 more shares than required by the agreement. Due to this conversion being outside the original terms of the agreement, a loss of $1,099 was recorded based on the fair value of the excess shares issued on the conversion date.

During the year ended 12/31/11 the Company converted  2009 convertible notes with an aggregate principal and accrued interest values of $3,637,000 and $449,677 into 4,215,764 common shares. As an inducement to the lenders to get them to convert, the Company issued the conversion shares based on the accrued interest value to be attained at the future maturity dates rather than the conversion dates. This resulted in the Company issuing 129,087 more shares than required by the agreement. Due to this conversion being outside the original terms of the agreement, a loss of $182,081 was recorded based on the fair value of the excess shares issued on the conversion dates.

During the year ended 12/31/11 the Company converted  2010 convertible notes with an aggregate principal and accrued interest values of $496,000 and $64,904 into 575,360 common shares. As an inducement to the lenders to get them to convert, the Company issued the conversion shares based on the accrued interest value to be attained at the future maturity dates rather than the conversion dates. This resulted in the Company issuing 14,456 more shares than required by the agreement. Due to this conversion being outside the original terms of the agreement, a loss of $10,591 was recorded based on the fair value of the excess shares issued on the conversion dates.

During the year ended 12/31/11 the Company issued shares to 2008 and 2009 convertible debt holders to convert their accrued interest. The accrued interest converted was $18,655 and the numbers of shares issued were 18,602. No material gain or loss was necessary based on the conversion being materially within the terms of the agreement.

COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS AND/OR OPTIONS

During 2011, 56,489 stock warrants were exercised for cash of $3,353, and no options were exercised.

During 2010, 108,172 stock warrants were exercised for cash of $17,505, and no options were exercised.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

During 2011, the Company issued no shares of common stock on the cashless exercise of warrants.

During 2010, the Company issued 293,742 shares of common stock on the cashless exercise of warrants.

NOTE 13 – STOCK OPTION PLAN AND WARRANTS

EXERCISING OPTIONS AND WARRANTS

During 2011, 56,489 stock warrants were exercised, and no options were exercised.  In 2010, 108,172 stock warrants were exercised and no options were exercised.  During 2011, the company did not issue shares of common stock on the cashless exercise of warrants. During 2010, the company issued 293,742 shares of common stock on the cashless exercise of warrants.

A summary of the status of the warrants issued by the Company as of December 31, 2011 and 2010 are as follows:

	Year Ended		Year Ended
	12/31/2011		12/31/2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,779,753	$1.59	9,682,380	$1.61
Granted	5,130,046	$1.66	9,900,437	$1.50
Exercised	(56,489)	$0.06	(108,172)	$0.16
Cashless	-		(344,892)	$0.19
Expired and Cancelled	(117,202)	$13.72	(350,000)	$1.10
	23,736,108		18,779,753

Outstanding, end of period	23,736,108	$1.55	18,779,753	$1.59

Unexercisable at end of period
Exercisable at end of period	23,736,108	$1.55	18,779,753	$1.59

As of December 31, 2011 and 2010, the Company has warrants outstanding to purchase 23,736,108 and 18,779,754 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through September of 2016.   There were 5,130,046 and 9,900,437 warrants issued in 2011 and 2010 respectively.  The fair value of the option granted are included in the derivative liability calculation as the warrant agreements contain reset provisions to the exercise price.

STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options issued by the Company as of December 31, 2011 and 2010 are as follows:

	12/31/2011		12/31/2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,484,833	$1.26	1,405,062	$0.66
Granted	2,298,702	$1.02	3,767,500	$1.21
Exercised	-	$ -	-	$ -
Expired and Cancelled	(138,333)	$3.69	(1,687,729)	$2.18
Outstanding at end of period	5,645,202	$1.10	3,484,833	$0.52

Exercisable at end of period	5,317,003	$1.13	3,401,333	$1.29

At December 31, 2011, the aggregate intrinsic value of all outstanding options was $0 of which 5,317,003 outstanding options are currently exercisable at a weighted average exercise price of $1.13 and a weighted average remaining contractual term of 1.2 years.

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

	2011	2010
Weighted average fair value per option granted	$ 0.97	$ 0.93
Risk-free interest rate	0.6 - 0.9%	0.87%
Expected dividend yield	0.00%	0.00%
Expected lives	2.875 - 5	1 - 2.5
Expected volatility	101 - 245%	185.39 - 191.63%

During 2011, the Company granted 2,058,702 options to employees.  39% of the options were fully vested at the grant date.  The remaining 61% vested every three months with the options becoming fully vested October 7, 2011.  At December 31, 2011, the Company recognized a total of $2,032,800 in stock based compensation related to the options granted above.

Also during 2011, the board of directors initiated an Advisory Committee to consult and advise the Company on matters relating to the marketing and development of the Company’s products.  The Company granted 30,000 options to each of the eight Advisory Committee members.  Total options granted were 240,000 and vest one third at the grant date, one third on the first anniversary of the grant date and one third on the second anniversary of the grant date.  The Company recognized an expense relating to these options of $44,318 during 2011.

As of December 31, 2011, the Company had reserved 14,073,132 shares of Common Stock to be issued upon the exercise of qualified options issued under the Plan.  As of December 31, 2010 the Company had 16,271,834 shares available for grant under the Plan.

Stock options outstanding at December 31, 2011 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	5,435,202	3.9	$ 1.18	5,107,003
$1.51-$3.00	210,000	2.9	$ 1.49	210,000
	5,645,202	4.0	$ 1.13	5,317,003

NOTE 14 – SETTLEMENT LOSSES

On August 4, 2010, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and costs.  As of December 31, 2010, the Company accrued $78,140 as a settlement amount pending appeal of the court’s decision.  During February, 2011 the court ordered the Company to post an irrevocable letter of credit in the amount of $125,000 as security towards the eventual affirmation or dismissal of the appeal.  In addition to the accrual of $78,140, the Company accrued an additional $46,860 settlement loss to encompass the irrevocable letter of credit.  On September 29, 2011, the Appellate Court ruled in favor of Mr. Caravette.  On October 27, 2011, the Company made payment of $97,500 as full and final payment for the judgment, interest thereon and attorneys’ fees.  As a result, the Company realized a settlement gain of $27,500, the difference between the final settlement of $97,500 and the $125,000 letter of credit.

During March 2011, the Company reached a settlement with a vendor regarding the costs associated with the purchase and installation of certain equipment.  This settlement of accrued invoices resulted in the recognition of a settlement gain by the Company in the amount of $34,400.

On April 13, 2011, the Company settled with a vendor relating to accrued and unpaid costs for previously utilized outside storage space.  The Company realized a settlement gain of $448.

On or about December 12, 2011, the Company was served with a complaint by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a Mechanics Lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  The outcome of this matter is unknown as of the report date.  As of December 31, 2011, the Company accrued as a settlement loss, the $62,500 paid to Process Piping, LLC.

NOTE 15 – INCOME TAXES

During 2011 and 2010, the Company incurred net losses, and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net loss carry forward is approximately $80,416,255 and $75,736,602 for the years ended December 31, 2011 and 2010 respectively, and will expire in the years 2019 through 2030.

At December 31, 2011, the net deferred tax asset consisted of the following:

Net Operating Loss	$ 27,341,527
Less: Valuation allowance	(27,341,527)
Net Deferred tax asset	$ -

After evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.  Our tax return for the year ended December 31, 2011 may be subject to IRS audit.

NOTE 16 – MAJOR CUSTOMERS AND CONCENTRATIONS

The Company’s customers are food manufacturers, school districts and the general public.  There were three significant customers who accounted for 46%, 24% and 6% of total sales for the year ended December 31, 2011.  There were three significant customers who accounted for 26%, 24% and 21% of total sales for the year ended December 31, 2010.  Further, two significant customers accounted for 73% and 13% of the total accounts receivable for the year ended December 31, 2011.  Two significant customers accounted for 57% and 27% of the total accounts receivable for the year ended December 31, 2010.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At December 31, 2011 and 2010, $63,073 and $2,077,013, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 17 – COMMITTMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease until March 2013 and the required monthly rental payments will be $26,900,  including property taxes.  Insurance and maintenance are billed when due.  If we were to lose this lease or not be able to extend our lease due to the specific requirements of our Company, the outcome to our operations could be substantial.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2012	$ 305,100
2013	80,700
2014	-
2015	-
2016	-
$ 385,800

The total rent expense for the years ended December 31, 2011 and 2010, respectively, was $305,632 and $322,308.

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

On or about December 12, 2011, the Company was served with a complaint by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a Mechanics Lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  The outcome of this matter is unknown as of the report date.

On or about March 15, 2012, the Company was served with a Charge of Discrimination filed with the Equal Employment Opportunity Commission by Richard Rothmaller, a former employee of the Company.  Rothmaller claims that the Company failed to accommodate his alleged disability and ultimately terminated him on October 13, 2011 because of his alleged disability.  Management believes the allegations are frivolous and wholly without merit and will vigorously defend the claim.  The outcome is unknown as of the report date.

NOTE 19 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2010.

In general, the Company offers a one-year warranty for most of the products it sold.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 20 – RELATED PARTY TRANSACTIONS

In 2011,  the Company’s external Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to apply $15,000 of their Directors’ fees (20% of which was past due), to the purchase of Units pursuant to the terms of the Preferred Stock Series I  offering as set forth in Note 9 hereinabove.

See also Notes 8, 9, 12 and 21 with respect to transactions involving our largest shareholder, Brightline Ventures I, LLC.

NOTE 21 – SUBSEQUENT EVENTS

On January 15, 2012, the Company received notice from its largest shareholder, Brightline Ventures I, LLC, of its election to convert $1,300,000 in principal balance on Notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock.

On January 25, 2012, the Board of Directors approved a grant of 59,700 shares of common stock to each of the Company’s four external directors.  A tax gross up of up to 35% was included, not to exceed $10,000.  238,800 shares were granted, with a fair market value of $159,996, based on the closing price of the Company’s stock on December 30, 2011.

Between January 20 and February 17, 2012, we secured bridge financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “Notes”) and warrants and received gross proceeds of $200,000.   The Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the Notes is convertible at  $1.00 per share into an aggregate of 200,000 shares of our common stock, $.00005 par value (the “Common Stock”).  The interest is payable either upon maturity of the Notes or quarterly at the Investors’ option in shares of the our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.

The Notes are secured by a first lien on all of our assets for so long as the Notes remain outstanding.  The Notes are callable at any time by us, at which time the Investors may choose to either convert the Notes into Common Stock or to receive payment in cash.  The Investors also received a five year warrant, to purchase an aggregate of 100,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The Warrants are also callable by us in the event that the ten day trailing average closing price per share of Common Stock exceeds $2.99.

The foregoing description of the Notes and Warrants does not purport to be complete and is qualified in its entirety by reference to the Form of Note and Form of Warrant, which are filed as Exhibits 4.1 and 4.2, respectively, to Report on Form 8-K filed on February 17, 2012 and are incorporated herein by reference.

As of March 22, 2012, the Company had $320,000 worth of convertible notes outstanding, of which $120,000 comes due in 2012.

On March 29, 2012, we entered into a private placement subscription agreement (the “Subscription Agreement”) with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company (the “purchaser” or “Brightline”) pursuant to which we sold 437,380 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $656,070.  On February 23, 2012, we entered into a Subscription Agreement with Brightline pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

The Subscription Agreements contain representations and warranties that the parties made to, and solely for the benefit of, the other in the context of all of the terms and conditions of the Subscription Agreement and in the context of the specific relationship between the parties. The provisions of the Subscription Agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such Subscription Agreement, and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and their agreements.

The Company expects to use these proceeds from the sale of the Common Stock, net of transaction expenses, for general corporate purposes, including working capital.

A copy of the form of Subscription Agreement is attached to the Company’s Report on Form 8-K filed on February 17, 2012 as Exhibit 10.1 and is incorporated herein by reference. The foregoing is only a brief description of the material terms of the Subscription Agreement and does not purport to be a complete.

On February 17, 2012 (the “Effective Date”), we entered into an Investment Banking Agreement (“Investment Banking Agreement”) with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to eighteen months with our ability to further extend the term of the Investment Banking Agreement for an additional six months.  We can terminate the Investment Banking Agreement at any time for any reason except during the first ninety days which requires a material breach by Legend that is uncured for ten days following notification of such breach.

In exchange for Legend's services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a warrant for the purchase of five hundred and fifty thousand (550,000) shares of the Company’s common stock (the “Legend Warrants”) at an exercise price of $0.71 per share.  The Legend Warrants vest as follows: 91,666 of the Legend Warrants vest on the Effective Date and then 91,666 of the Legend Warrants vest each 90 day period thereafter.  The Legend Warrants will have a term of five years.  When issued, the Legend Warrants shall contain a cashless exercise provision and certain “piggy-back” registration rights, pursuant to which the Company will register the shares underlying the Legend Warrants under the Securities Act of 1933, as amended (the “Securities Act”), in a registration statement filed with the U.S. Securities and Exchange Commission.

The foregoing description of the Investment Banking Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 10.2 to this the Company’s Report on Form 8-K filed on February 17, 2012 and is incorporated by reference herein.