Form 10-Q
period 2012-03-31
Z TRIM HOLDINGS, INC
filed 2012-05-15
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2012
Common Stock, $0.00005 par value	17,533,536

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4.	Controls and Procedures	10

PART II

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 6.	Exhibits	11

SIGNATURES		12

EXHIBIT INDEX		13

Financial Statements	Balance Sheets
	At March 31, 2012 (unaudited) and December 31, 2011	F-1

	Statements of Operations
	for the three months ended March 31, 2012 and 2011 (unaudited)	F-3

	Statements of Cash Flows
	for the three months ended March 31, 2012 and 2011 (unaudited)	F-4

	Notes to Financial Statements (unaudited)	F-5

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

In addition, see Risk Factors in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K for a further discussion of some of the factors that could affect future results.

The following discussion is intended to assist in understanding the financial condition and results of operations of Z Trim Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q.

Unless the context requires otherwise, in this report, the “Company,” “Z Trim,” “Z Trim Holdings,” “Company,” “we,” “us” and “our” refer to Z Trim Holdings, Inc.

Overview

Z Trim Holdings, Inc. is an agri-technology company that owns existing, and has developed new, products and processes to make use of agricultural by-products for uses in food and other industries.   The Company currently sells a line of products to the food industry that can help food manufacturers reduce their costs of goods sold, and also help them solve many production problems.  The Company’s revolutionary technology provides value-added ingredients across virtually all food industry categories.  The Company’s all-natural products, among other things, help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s products can help extend finished products, and thereby increase its customers’ gross margins.  Under the direction of new management since December 2007, Z Trim has focused its efforts and resources towards the manufacture, marketing and sales of its industry-changing products, while simultaneously developing related products and processes for both food and industrial ingredients.

The Company, through an exclusive license to technology patented by the United States Department of Agriculture, has developed products that manage moisture and help reduce costs in finished foods, with the added benefit of maintaining taste and mouth-feel associated with full fat products.  The global market for Z Trim's line of products spans the entire food and nutritional beverage industry, including fat free,  low-fat, reduced fat and full fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

As our current facility is a prototype plant, being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer separation technologies and thereby optimize plant capacity.  The Company has entered into an agreement with an outside manufacturer for the purpose of increasing capacity in the second half of 2012.

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the first quarter = of fiscal 2012 were up 28% over the first quarter of fiscal 2011.

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

Funding Initiatives

In the first quarter of fiscal 2012, our largest shareholder, Brightline Ventures I, LLC, decided to convert $1,300,000 in principal balance on Notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock. As a result, the Company was able to reduce indebtedness for outstanding convertible notes due in 2012 from $1,420,000 to $120,000.  Subsequent to the reporting period on April 19, 2012, the remaining $120,000 in outstanding convertible notes due in 2012, plus $30,979 in accrued interest, was converted into 150,979 shares of common stock the Company’s Common Stock.

Issuance of Convertible Notes and Warrants

During the first quarter of fiscal 2012, we secured financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “2012 Notes”) and warrants and received gross proceeds of $200,000.   The 2012 Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the 2012 Notes is convertible at $1.00 per share into an aggregate of 200,000 shares of our common stock, $.00005 par value (the “Common Stock”).  The interest is payable either upon maturity of the 2012 Notes or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.

The 2012 Notes are secured by a first lien on all of our assets for so long as the Notes remain outstanding.  The 2012 Notes are callable at any time by us, at which time the Investors may choose to either convert such notes into Common Stock or to receive payment in cash.  The Investors also received a five year warrant, to purchase an aggregate of 100,000 shares of Common Stock per unit with an exercise price of $1.50 per share (“Warrants”).  The Warrants are also callable by us in the event that the ten day trailing average closing price per share of Common Stock exceeds $2.99.

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

In exchange for Legend's services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a warrant for the purchase of five hundred and fifty thousand (550,000) shares of the Company’s Common Stock (the “Legend Warrants”) at an exercise price of $0.71 per share.  The Legend Warrants vest as follows: 91,666 of the Legend Warrants vest on the Effective Date and then 91,666 of the Legend Warrants vest each ninety (90) day period thereafter.  The Legend Warrants have a term of five years.  The Legend Warrants contain a cashless exercise provision and certain “piggy-back” registration rights, pursuant to which the Company is obligated to register the shares underlying the Legend Warrants under the Securities Act of 1933, as amended (the “Securities Act”), in any future registration statement that is filed by the Company with the U.S. Securities and Exchange Commission.

Issuance of Common Stock

 On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company (“Brightline Ventures I-B”), pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

On March 29, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 437,380 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $656,070.

On May 8, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B pursuant to which we sold 744,711 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $1,117,067.

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenues

Revenue for the three months ended March 31, 2012 was $318,383, as compared to revenue of $247,366 for the three months ended March 31, 2011.  Our revenue for the three months ended March 31, 2012 and 2011 was entirely attributable to product sales.  Based on current order levels from our customers, we anticipate revenues will increase during the second quarter of fiscal 2012 because of increased demand for our products and the addition of production capacity to meet such demand.  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended March 31, 2012 and 2011 was $740,424 and $645,658, respectively, an increase of $94,766 or 15%.  The increase in costs of goods sold is attributable to an increase in monthly production volume, labor costs and manufacturing overhead.  If we are successful in completing changes in our production process and increasing production volume, we expect that the cost of good sold, on a per pound basis, should be decreasing although we cannot provide assurances.  We believe that sustained increases in sales and monthly production volume will also enable us to allocate our fixed costs over a greater number of finished goods and further reduce costs of goods sold in the future to improve margins.

Gross Loss

Gross loss for the three months ended March 31, 2012 was $422,041, or approximately 133% of revenues, as compared to gross loss of $398,292, or approximately 161% of revenues for the three months ended March 31, 2011.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 and 2011 consisted entirely of selling, general and administrative expenses.  Operating expenses for the three months ended March 31, 2012 were $936,275, a decrease of $857,466 or 48% from $1,793,741 for the three months ended March 31, 2011.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2012	2011
Stock-based compensation expenses	$ 190,112	$ 715,411
Salary expenses	263,202	350,619
Professional fees	69,432	96,931
Non-manufacturing depreciation expenses	9,040	22,775
Employment recruiting expenses	780	24,000
Investor relations expense	27,354	138,525
Total	$ 559,920	$ 1,348,261

The decrease in stock-based compensation was attributable to the fewer employees being granted stock-based compensation and a decrease in market price for the stock on the dates issued.  In addition, the decrease in the number of employees reduced salary expense in the first quarter of fiscal 2012.  Investor relations expense decrease for the quarter ended March 31, 2012, as compared to the same period in 2011, due to the issuance of stock-based compensation to our investor relations consultants in 2011.

Operating Loss

Operating loss for the three months ended March 31, 2012 decreased to $1,358,316 compared to $2,192,033 for the three months ended March 31, 2011 due to the reasons described above.

Operating Loss

Operating loss for the three months ended March 31, 2012 decreased to $1,358,316 compared to $2,192,033 for the three months ended March 31, 2011 due to the reasons described above.

Other Income (Expense)

Other expense for the three months ending on March 31, 2012 was $3,677,908 as compared to $4,085,519 for the three months ending on March 31, 2011.  The decrease in other expense of $407,611 was primarily due to a reduction in interest expense and the recognition of a loss on derivative settlement in the first quarter of fiscal 2011 offset by the change in the fair value of our derivatives which resulted in an additional expense of $1,792,076 from the prior year.  The lower interest expense was a result of the conversion of notes payable to common stock during first quarter of fiscal 2012.

Net Profit (Loss)

As a result of the above, for the three months ended March 31, 2012 and 2011, we reported a net loss of $5,036,224 and $6,277,552, respectively.

Basic and Diluted Income (Loss) per Share

The basic and diluted net loss per share for the three months ended March 31, 2012 was ($0.40) per share, as compared to net loss per share of ($0.83) for the three months ended March 31, 2011 due to the effect of the results described above as well as the offset of additional shares outstanding in 2012 due to the conversion of notes payable into shares of common stock and sale of common stock.

Liquidity and Capital Resources

As of March 31, 2012, we had a cash balance of $408,562, an increase from a balance of $313,073 at December 31, 2012.  At March 31, 2011, we had a working capital deficit of $14,002,487, an increase in working capital deficit from $12,009,724 as of December 31, 2011.  The difference in working capital deficit was primarily because of an increase in the derivative liability of $3,628,841 in the first quarter of fiscal 2012.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  During the first quarter of fiscal 2012, the Company received a total of $1,123,388 in proceeds from the sale of common stock and $200,000 in proceeds from the sale of convertible notes.  Subsequent to the first quarter of fiscal 2012, the Company received a total of $1,117,067 in proceeds from the sale of common stock.

To successfully grow our business, our management believes it must improve our cash position through greater and sustainable sales of our product lines, and increase the productivity and efficiency of the production process.  The Company has purchased equipment to increase production capacity and anticipates increased sales in the second quarter of 2012 and for fiscal 2012 based on current order levels from its customers and resulting from its ability to have the capacity to meet increased customer demand for its products.  However, such an increase would depend on sustained or increased levels of purchases by existing and new customers and actual realization of our customers’ current demand levels, as well as the completion of changes in our production process, all of which cannot be assured.

In the first quarter of fiscal 2012, our largest shareholder, Brightline Ventures I, LLC, decided to convert $1,300,000 in principal balance on Notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock. As a result, the Company was able to reduce indebtedness for outstanding convertible notes due in 2012 from $1,420,000 to $120,000.  Subsequent to the reporting period on April 19, 2012, the remaining $120,000 in outstanding convertible notes due in 2012, plus $30,979 in accrued interest, was converted into 150,979 shares of the Company’s Common Stock.  We have $200,000 in convertible notes issued in the first quarter of 2012 and matrue in 2014.

We also have agreed to make available to with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, a $500,000 line of credit for use financing ANP’s operating costs.  As of March 31, 2012, we have advanced $410,000 to ANP under the line of credit.  We are obligated to make available to ANP an additional $90,000.  The extension of credit to ANP has had a material adverse impact on the Company's cash resources.  For this  reason we have found it necessary to raise additional capital in 2012 and we may need to raise additional capital in 2012. The Company cannot provide any assurances of the availability of future financing or the terms on which it might be available.  In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

The Company’s warrants issued in 2008 through 2011 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities increased to $14,660,273 at March 31, 2012 from $11,031,432 at December 31, 2012. The change in derivative fair value during the three months ended March 31, 2012 resulted in other expense of $3,628,841.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $95,489 net increase in cash during the three months ended March 31, 2012 included in the accompanying  Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2012	2011
Cash used in operating activities	$ (1,227,899)	$ (1,054,454)
Cash used in investing activities	-	(292,242)
Cash provided by financing activities	1,323,388	3,179,422
Increase in cash	$ 95,489	$ 1,832,726

Cash used in operating activities was $1,227,899 in the three month period ended March 31, 2012, compared to $1,054,454 in the three month period ended March 31, 2011.  Net losses of $5,036,224 and $6,277,552 for the three months ended March 31, 2012 and 2011, respectively, were the primary reasons for our negative operating cash flow in both years.  The Company’s negative operating cash flows for the three months ended March 31, 2012 and 2011 was offset by the effect of non-cash charges to income, such as depreciation, changes in the fair value of the derivative liability, amortization on debt discount and stock-based compensation.

Cash used in investing activities was $0 in the three month period ended March 31, 2012, compared to $292,242 in the three month period ended March 31, 2011.  Investing activities in the three months ended March 31, 2011 consisted entirely of purchases of equipment for our manufacturing plant.

Cash provided by financing activities was $1,323,388 in the three month period ended March 31, 2012, compared to $3,179,422 in the three month period ended March 31, 2011.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  Proceeds from financing activities totaled $1,323,388 and $3,329,422 in the first three months of 2012 and 2011, respectively.  During the first quarter of fiscal 2011,  the Company made a $150,000 principal payment on outstanding debt. The Company did engage in $200,000 worth of debt financings in the first three months of fiscal 2012, as compared to $1,796,000 in borrowing on debt in the first three months of fiscal 2011.

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with ANP in order to provide the Company with a partner for future manufacturing initiatives.  Under the terms of the Agreement, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not drawn down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of March 31, 2012, we advanced $410,000 to ANP under the line of credit.  We are obligated to make available to ANP an additional $90,000.

Debt Instruments and Redeemable Preferred Stock.  Our disclosures regarding our obligations under debt instruments and Redeemable Preferred Stock are located in various parts of our regulatory filings. We have $8,061,988 worth of Series I and II Redeemable Preferred Stock outstanding, of which $4,675,291 comes due in 2012.  If the preferred stock holders decide not to convert their securities to common stock, we will have an obligation to redeem the shares of Series I and II redeemable preferred stock for cash.  In such case, the Company would have to find sources of cash to repay such investors and there can be no assurance such resources will be available.  If we are forced to repay the such investors in cash, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, would threaten our ability to operate as a going concern.

Information in the following table provides a summary of our outstanding obligations and Redeemable Preferred Stock as of March 31, 2012:

Payments Due by Fiscal Year
Obligation	Total as of March 31, 2012	2012	2013	2014
2008 Convertible Notes	$ 100,000	$ 100,000
2010 Convertible Notes	$ 20,000	$ 20,000
2012 Convertible Notes	$ 200,000			$ 200,000
2010 Redeemable Preferred Stock	$ 4,675,291	$ 4,675,291
2011 Redeemable Preferred Stock	$ 3,386,697		$ 3,386,697
Total Obligations	$ 8,381,988	$ 4,795,291	$ 3,386,697	$ 200,000

Subsequent to the first quarter of fiscal 2012, $100,000 of 2008 Convertible Notes and $20,000 of 2010 Convertible Notes that were to mature in 2012 were converted into an aggregate of 150,979 shares of common stock the Company’s Common Stock.  These conversions are not reflected in the table above.

Capital Expenditures.  At March 31, 2012, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in March 2013 and monthly rental payments are $21,000, exclusive of property taxes.  The Company has the ability to terminate the lease by providing 60 days’ notice.

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

On or about March 15, 2012, the Company was served with a Charge of Discrimination filed with the Equal Employment Opportunity Commission by Richard Rothmaller, a former employee of the Company.  Rothmaller claims that the Company failed to accommodate his alleged disability and ultimately terminated him on October 13, 2011 because of his alleged disability.  On or about April 19, 2012, the parties resolved the matter, the case has been dismissed and proper amounts have been accrued at the period ended March 31, 2012.  The resolution of this matter is not expected to have any material impact on the Company’s financial position.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2011. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Analysis of Market Risks

(Not Applicable)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  This conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, where management identified material weaknesses consisting of ineffective controls over the control environment and financial statement disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses

As discussed above, as of December 31, 2011, we identified material weaknesses in our internal control over financial reporting primarily due to the Company not having developed accounting policies and procedures and effectively communicated to same to its employees.  Management plans to address these weaknesses by providing future investments in the continuing education of our accounting and financial professionals.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material changes to the disclosure regarding legal proceedings in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.  Risk Factors.

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2,  see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of fiscal 2012, the Company’s largest shareholder, Brightline Ventures I, LLC, decided to convert $1,300,000 in principal balance on convertible notes issued in 2010 (“2010 Convertible Notes”) it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock.  The issuance of the 2010 Convertible Notes was disclosed in the Company’s Current Report on Form 8-K dated  January 15, 2010 and is incorporated herein by reference.  The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. The Company did not receive any proceeds upon conversion of the 2010 Convertible Notes and such issuances involved the issuance of shares to an existing security holder in exchange for other securities.

Item 6.  Exhibits.

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date: May 15, 2012	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date: May 15, 2012                                                                /s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.

Form 10-Q for Quarter Ended March 31, 2012

Exhibit Number	Description
4.1	Form of Note (filed as Exhibit 4.1 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).
4.2	Form of Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).
10.2	Investment Banking Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
1.01 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	F-1

Statements of Operations for three months ended as of March 31, 2012 and 2011 (unaudited)	F-2

Statements of Cash Flows for the three months ended as of March 31, 2012 and 2011 (unaudited)	F-3

Notes to Financial Statements as of March 31, 2012 and 2011 (unaudited)	F-4

Z TRIM HOLDINGS, INC.
BALANCE SHEET
ASSETS
	(Unaudited)
	3/31/2012	12/31/2011
Current Assets
Cash and cash equivalents	$ 408,562	$ 313,073
Accounts receivable	321,989	315,277
Inventory	290,239	256,842
Prepaid expenses and other assets	101,664	120,475

Total current assets	1,122,454	1,005,667

Long Term Assets
Letter of Credit	$ 412,946	$ 85,215
Property and equipment, net	3,013,122	3,188,998

Total long term assets	3,426,068	3,274,213

TOTAL ASSETS	$ 4,548,522	$ 4,279,880

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)
	(Unaudited)
	3/31/2012	12/31/2011
Current Liabilities
Accounts payable	$ 135,876	$ 214,632
Accrued expenses and other	182,982	351,460
Accrued Liquidated Damages	36,178	36,178
Derivative Liabilities	14,660,273	11,031,432
Current portion of Convertible Notes Payable, Net	109,632	108,122
Convertible Notes Payable to Related Party, Net	-	1,273,567
Total Current Liabilities	15,124,941	13,015,391

Convertible Notes Payable, Net	162,058	-

Total Liabilities	15,286,999	13,015,391

Commitment & Contingencies
Dividends payable	811,461	650,616
Convertible, Redeemable Preferred Stock Preferred Stock Series I, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 947,058 shares, March 31, 2012 and December 31, 2011, respectively	4,735,291	4,735,291
Convertible, Redeemable Preferred Stock Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 665,339 shares, March 31, 2012 and December 31, 2011, respectively	3,326,697	3,326,697
Discount on Preferred Stock	(3,817,149)	(4,853,776)
Net Preferred Stock	4,244,839	3,208,212

Total Commitment & Contingencies	5,056,300	3,858,828

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 15,886,421 and 14,139.621 shares, March 31, 2012 and December 31, 2011, respectively	794	707
Common stock payable	1,123,388	-
Additional paid-in capital	91,974,739	91,262,428
Accumulated deficit	(108,893,698)	(103,857,474)

Total Stockholders' Equity (Deficit)	(15,794,777)	(12,594,339)

TOTAL LIABILITIES & CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,548,522	$ 4,279,880

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,	2012	2011

REVENUES:
Products	$ 318,383	$ 247,366
Total revenues	318,383	247,366

COST OF REVENUES:
Products	740,424	645,658
Total cost of revenues	740,424	645,658

GROSS MARGIN	(422,041)	(398,292)

OPERATING EXPENSES:
Selling, general and administrative	936,275	1,793,741
Total operating expenses	936,275	1,793,741

OPERATING LOSS	(1,358,316)	(2,192,033)

OTHER INCOME (EXPENSES):
Rental and other income	2,000	216
Interest income	2,731	1,344
Interest expense - Other	(68)	-
Interest expense - Note Payable	(39,763)	(1,826,662)
Change in Fair Value - Derivative	(3,628,841)	(1,836,765)
Loss on Derivative Settlement	-	(411,192)
Settlement (loss), net	(13,967)	(12,460)
Total other income (expenses)	(3,677,908)	(4,085,519)

NET LOSS	$ (5,036,224)	$ (6,277,552)

Less Preferred Dividends	160,845	171,849
Accretion of Discount of Preferred Stock	1,036,627	456,374

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (6,233,696)	$ (6,905,775)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.40)	$ (0.83)

Weighted Average Number of Shares Basic and Diluted	15,540,755	8,314,026

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,036,224)	$ (6,277,552)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation - stock options vested	190,112	715,410
Preferred and common shares issued for director fees	160,000	201,400
Shares & Warrants issued for Services	11,250	118,125
Amortization on Debt Discount	30,509	1,593,767
Depreciation	175,876	164,945
Change in Derivative Liability, net of bifurcation	3,628,841	2,247,957
Changes in operating assets and liabilities:
Accounts receivable	(6,712)	(27,486)
Inventory	(33,397)	(3,797)
Prepaid expenses and other assets	18,811	(442)
Letter of credit	(327,731)	-
Increase/(Decrease) in:
Accounts payable and accrued expenses	(39,234)	213,219
CASH USED FOR OPERATING ACTIVITIES	(1,227,899)	(1,054,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(292,242)
CASH USED FOR INVESTING ACTIVITIES	-	(292,242)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	-	3,326,697
Proceeds from sale of common stock	1,123,388	2,725
Borrowing on debt	200,000	-
Principal payment on debt	-	(150,000)
CASH PROVIDED BY FINANCING ACTIVITIES	1,323,388	3,179,422
NET INCREASE IN CASH	95,489	1,832,726

CASH AT BEGINNING OF PERIOD	313,073	2,327,013
CASH AT THE PERIOD ENDED MARCH 31	$ 408,562	$ 4,159,739

Supplemental Disclosures of Cash Flow Information:
Note payable conversion	$ 1,508,000	$ 4,332,529
Discount on preferred stock	$ -	$ 3,386,697
Amortization on preferred stock discount	$ 1,036,627	$ 456,374
Change in derivative liability due to exercise of warrants	$ -	$ 26,842
Change in derivative liability due to conversion of note payable	$ -	$ 2,119,193
Dividends Payable	$ 160,845	$ 104,945

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
March 31, 2012

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a working capital deficit of $14,002,487 and an accumulated net loss equal to $108,893,698 as of March 31, 2012. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at March 31, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results for three months ended March 31, 2012 may not be indicative of results for the year ending December 31, 2012 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of March 31, 2012 and December 31, 2011 the allowance for doubtful accounts is $0.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 through 2010, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were $408,562 in cash at March 31, 2012 and $313,073 in cash at December 31, 2011.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2012, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at March 31, 2012 was $14,660,273 compared to $11,031,432 as of December 31, 2011.  The change in fair value for the three months ended March 31, 2012 was $3,628,841 compared to $1,836,765 for the three months ended March 31, 2011. The loss on derivative for the three months ended March 31, 2012 was $0 compared to $411,192 for the three months ended March 31, 2011. See also Note 11 herein.

Concentrations

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Maintenance and repair costs are expensed as incurred.  Depreciation is calculated on the accelerated and straight-line methods over the estimated useful lives of the assets. Estimated useful lives of five to ten years are used for machinery and equipment, office equipment and furniture, and automobile. Estimated useful lives of up to five years are used for computer equipment and related software. Depreciation and amortization of leasehold improvements are computed using the term of the lease.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended March 31, 2012 and 2011 was $4,130 and $2,680, respectively.

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

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $190,112 and $715,410 for the three months ended March 31, 2012 and 2011, respectively.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. This guidance did not have a material impact on the Company’s financial statements.

NOTE 4 – INVENTORY

At March 31, 2012 and December 31, 2011, inventory consists of the following:

	3/31/2012	12/31/2011
Raw materials	$ 54,712	$ 77,942
Packaging	3,542	4,063
Work-in-process	3,427	-
Finished goods	228,558	174,837
Total inventory	$ 290,239	$ 256,842

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31, 2012 and December 31, 2011,  property and equipment, net consists of the following:
	3/31/2012	12/31/2011
Production, engineering and other equipment	$6,702,194	$6,702,194
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,349,802	$10,349,802
Accumulated depreciation	($7,336,680)	($7,160,804)
Property and equipment, net	$3,013,122	$3,188,998

Depreciation expense was $175,876 and $164,945 for the three months ended March 31, 2012 and March 31, 2011 respectively.  During 2012, the company has not sold any equipment.

NOTE 6 – LETTER OF CREDIT

On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.

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

In addition, the Company has agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not drawn down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of March 31, 2012 we advanced a total of $410,000 and accrued interest on the advance was $2,946.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 17, 2011 and is incorporated by reference herein.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At March 31, 2012 and December 31, 2011 accrued expenses consist of the following:

	3/31/2012	12/31/2011
Accrued payroll and taxes	$ 63,031	$ 29,153
Accrued Settlements	14,026	62,500
Accrued Interest	33,744	232,490
Accrued expenses and other	72,181	27,317
Total accrued expenses & other	$ 182,982	$ 351,460

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2012, the Company had $320,000 worth of convertible notes outstanding.  In April 2012, $120,000 of the convertible notes will mature.  The balance, $200,000 of convertible notes will mature in 2014.

During the first quarter of fiscal 2012, we secured financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “Notes”) and warrants and received gross proceeds of $200,000.   The Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the Notes is convertible at the rate of $1.00 per share into an aggregate of 200,000 shares of our common stock, $.00005 par value (the “Common Stock”).  The interest is payable either upon maturity of the Notes or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.  Attached to the Notes are warrants that entitle the Investor to purchase a specified number of shares of common stock of the Company at a price of $1.50 per share within five years.  The warrants value is discounted against the Notes and is being amortized as interest expense using the effective interest method over the term of the Notes. The valuation of the related discount for the warrants was calculated using the Black Scholes model and was equal to $40,508. The key inputs to the model were the numberof warrants of 100,000, share prices on grant dates of $0.59 and $0.70, exercise price of $1.50, terms of 5 years, volatilities of 98.16 and 103.66%, and discount rates of 0.91% and 0.88%. As of March 31, 2012, the amount of debt discount, net of amortization, was $37,942.

Amortization on Convertible Notes

For the periods ended March 31, 2012 and March 31, 2011, the Company recorded amortization on debt discounts in the amount of $30,509 and $1,593,767, respectively. The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes. The total debt discount as of March 31, 2012 and December 31, 2011, was $48,310 and $38,311, respectively, net of total amortization.

NOTE 9 – PREFERRED STOCK

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

We also entered into a registration rights agreement with Brightline pursuant to which we agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Preferred Stock and Warrants no later than 60 days after April 15, 2011. In addition, the Company was required to use its best efforts to have the registration statement become effective no later than 120 days after April 15, 2011. The Company would make pro rata payments to each investor, as liquidated damages and not as a penalty in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period. The registration statement was filed on June 2, 2011 and went effective on June 3, 2011.

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

As of March 31, 2012, the Company accrued dividends of $811,461 compared to $650,616 as of December 31, 2011.

We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying all issued Preferred Stock (Series I and II) and accompanying Warrants.  This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.

Currently, there are 947,058 shares of Series I Preferred Stock outstanding, convertible into 4,735,291 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 535,117 shares of common stock.

Currently, there are 665,339 shares of Series II Preferred Stock outstanding, convertible into 3,326,697 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 276,344 shares of common stock.

NOTE 10 – LIQUIDATED DAMAGES

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

NOTE 11 – DERIVATIVE LIABILITIES

The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased to $14,660,273 at March 31, 2012 from $11,031,432 at December 31, 2011.  The change in fair value during the three months ended March 31, 2012 was $3,628,841 as compared to $1,836,765 for the three months ended March 31, 2011.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2012 and December 31, 2011:

	12/31/11	12/31/11
Common stock warrants	$ 12,252,984	$ 8,829,215
Embedded conversion features –part of note discount	2,407,289	2,202,217
Total	$ 14,660,273	$ 11,031,432

Beginning Balance	$ 11,031,432	$ 13,528,355
Bifurcated Amount	-	3,386,697
Change in Derivative Liability	3,628,841	(3,396,298)
Change in Derivative Liability-Conversion	-	(2,487,322)
Total	$ 14,660,273	$ 11,031,432

NOTE 12 – EQUITY

Common Stock Payable

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

On March 29, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company pursuant to which we sold 437,380 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $656,070.

As of March 31, 2012, the gross proceeds of $1,123,388 was recorded as common stock payable subject to the issuance of the common stock certificates of the Company to Brightline Ventures I-B, LLC for these transactions.

Common Stock issued on Converted Notes

During the first quarter of fiscal 2012, the Company issued 1,508,000 shares of its common stock, $.00005 par value per share, upon conversion to common stock of  its 8% Convertible Secured Notes Due in 2012, (representing principal of $1,300,000 and interest of $208,000.  The conversion was in accordance with the agreement, and therefore no gain or loss was recorded.

Common Stock Issued to Directors

On February 6, 2012 the Company issued 238,800 shares of common stock to four of its non-executive directors (59,700 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total of expense of $160,000 related to these issuances.  These shares were valued based on the closing price of the grant date.

Common Stock Issued for Services

On August 22, 2011, the Company entered into an Agreement for Services with Alliance Advisors, LLC, pursuant to which Alliance agreed to provide investor relations services to us for a period of twelve months.  In exchange for Alliance’s services, we agreed to pay Alliance 84,000 restricted shares of common stock valued at $12,600 for purposes of the agreement, as well as $6,500 per month for the first six months, and $7,500 per month for the second six months of the agreement.  The agreement provides, that either party has the right to terminate the agreement after 6 months, and in the event of such termination, a pro rata portion of the 84,000 shares of common stock would be returned to the Company.  On May 10, 2012 the Company terminated the agreement and requested Alliance to return 42,000 of the restricted shares.  Alliance has agreed to these stipulations.  The initial 42,000 vested shares were expensed in the prior year.  Due to the termination of the contract, no expense was recorded during the three months ended March 31, 2012.

On April 12, 2011, the Company entered into an Agreement for Services with AIM Capital Corporation, pursuant to which AIM agreed to provide public relations services to us for a period of twelve months. In exchange for AIM’s services, we agreed to pay Aim an annual fee of 125,000 shares of common stock which vest as follows: 50,000 upon execution of agreement, 25,000 on the 90th day following this agreement, 25,000 on the 180th day following this agreement, and 25,000 on the 270th day following this agreement. The agreement also provides that should either party terminate this agreement, AIM shall be entitled to keep all vested a shares as of the date of termination, plus any pro rata amount of shares based on the termination date.  As of March 31, 2012 all shares have vested to the benefit of AIM.  During the three months ended March 31, 2012 the Company recognized an expense of $11,250 for the remaining vested shares.

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

Exercising of Stock Warrants and/or Options

During the first quarter of 2012, there were no warrants exercised for cash and no options were exercised.

Common Stock Issued on the Cashless Exercise of Warrants

We have not issued any shares of common stock on the cashless exercise of warrants during the first quarter of 2012 or the fiscal year 2011.

NOTE 13 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options under the Plan as of March 31, 2012 and December 31, 2011 is as follows:

	3/31/2012		12/31/2011
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,645,202	$ 1.10	3,484,833	$ 0.66
Granted	2,009,275	$ 0.65	2,298,702	$ 1.21
Exercised	-	$ -	-	$ -
Expired and Cancelled	-	$ -	(138,333)	$ 2.18
Outstanding at end of period	7,654,477	$ 0.98	5,645,202	$ 1.10

Exercisable at end of period	5,485,202	$ 1.09	5,317,003	$ 1.13

During the three months ended March 31, 2012, the Company granted 2,009,275 options.  Stock based compensation for the three months ended March 31, 2012 was $190,112.  As of March 31, 2012, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan was $665,063, of which $618,630 will be recognized in each of the remaining FY 2012 quarters.

During the three months ended March 31, 2011, the Company granted 1,918,702 options.  The total fair value of options vested during the first quarter of 2011 was $715,410.

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

Three months ended March 31, 2012
Weighted average fair value per option granted	$ 0.37
Risk-free interest rate0	0.34- 1.04%
Expected dividend yield	0.00%
Expected lives	2.59 – 4.96
Expected volatility	98-103%

As of March 31, 2012, the Company had reserved 20.0 million shares for issuance under the Plan.  As of March 31, 2012, the Company had 12,202,190 million options available for grant under the Plan. (20,000,000 less 7,414,477 options less 383,333 director shares =12,202,190).

Stock options outstanding at March 31, 2012 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	7,444,477	3.6	$ 1.18	5,275,202
$1.51-$3.00	210,000	2.6	$ 1.49	210,000
	7,654,477	3.7	0.98	5,485,202

Warrants

As of March 31, 2012, the Company has warrants outstanding to purchase 23,836,108, shares of the Company’s common stock, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through February 2017.   There were 100,000 warrants issued in the three month period ended March 31, 2012.  The summary of the status of the warrants issued by the Company as of March 31, 2012 and December 31, 2011 are as follows:

	Year Ended		Year Ended
	3/31/2012		12/31/2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	23,736,108	$ 1.55	18,779,753	$1.59
Granted	100,000	$ 0.71	5,130,046	$1.66
Exercised	-		(56,489)	$0.06
Cashless	-		-
Expired and Cancelled	-		(117,202)	$13.72
	23,836,108		23,736,108

Outstanding, end of period	23,836,108	$ 1.55	23,736,108	$1.55

Unexercisable at end of period
Exercisable at end of period	23,836,108	$ 1.55	23,736,108	$1.55

During the first quarter of fiscal 2012, investors did not exercise any warrants.  During the first quarter of fiscal 2011, investors exercised 49,358 warrants.

NOTE 14 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were three significant customers that accounted for greater than 10% (each) of sales for the three months ended March 31, 2012. These three customers accounted for 37%, 25% and 10% of total net sales.   In addition, there were two significant customers that account for greater than 10% (each) of accounts receivable for the quarter ended March 31, 2012. These customers accounted for 50% and 19% of the accounts receivable as of March 31, 2012.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At March 31, 2012 and December 31, 2011, $408,562 and $313,073, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 15 – COMMITMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease until March 2013 and the required monthly rental payments increased to $21,000, exclusive of property taxes.   The Company also is responsible for payment of all property taxes.  Insurance and maintenance are billed when due.  If we were to lose this lease or not be able to extend our lease due to the specific requirements of our Company, the outcome to our operations could be substantial.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

For the three months ended March 31, 2012 and 2011, respectively, the Company recognized rent expense of $63,000 and $80,700. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals

2012	$189,000
2013	63,000
2014	-
2015	-
$ 252,000

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

On or about March 15, 2012, the Company was served with a Charge of Discrimination filed with the Equal Employment Opportunity Commission by Richard Rothmaller, a former employee of the Company.  Rothmaller claims that the Company failed to accommodate his alleged disability and ultimately terminated him on October 13, 2011 because of his alleged disability.  On or about April 19, 2012, the parties resolved the matter, the case has been dismissed and proper amounts have been accrued at the period ended March 31, 2012.

NOTE 17 – RELATED PARTY TRANSACTIONS

In 2012, the Company’s non-executive Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to apply $40,000 of their Directors’ fees to the purchase of 59,700 shares of common stock.

NOTE 18 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2012.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 19 – SUBSEQUENT EVENTS

On or about March 15, 2012, the Company was served with a Charge of Discrimination filed with the Equal Employment Opportunity Commission by Richard Rothmaller, a former employee of the Company.  Rothmaller claims that the Company failed to accommodate his alleged disability and ultimately terminated him on October 13, 2011 because of his alleged disability.  On or about April 19, 2012, the parties resolved the matter, the case has been dismissed and proper amounts have been accrued at the period ended March 31, 2012.

As of March 31, 2012, we had$120,000 worth of convertible notes that remain outstanding, and which come due in 2012.  As of April 19, 2012 those notes, plus $30,979 were converted into 150,979 shares of Common Stock.

On May 8, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company pursuant to which we sold 744,711 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $1,117,067.

On April 11, 2012, an employee of the Company purchased 2,500 shares of common stock under the Stock Option Plan at $0.65 per share.

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.  These shares were issued subsequent to March 31, 2012.

On March 29, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company pursuant to which we sold 437,380 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $656,070. These shares were issued subsequent to March 31, 2012.