Form 10-Q
period 2012-06-30
Z TRIM HOLDINGS, INC
filed 2012-08-14
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2012
Common Stock, $0.00005 par value	18,110,876

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 6.	Exhibits	11

SIGNATURES		12

EXHIBIT INDEX		13

Financial Statements	Balance Sheets
	At June 30, 2012 (unaudited) and December 31, 2011	F-1

	Statements of Operations
	for the three and six months ended June 30, 2012 and 2011 (unaudited)	F-3

	Statements of Cash Flows
	for the six months ended June 30, 2012 and 2011 (unaudited)	F-4

	Notes to Financial Statements (unaudited)	F-5

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

See Financial Statements beginning on page F-1.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of
                Operation.

Cautionary Statement Regarding Forward Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, which could cause the Company’s actual results and performance to differ materially from what is expected.  Readers are cautioned not to place undue reliance on such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

In addition to the assumptions and other factors referenced specifically in connection with such statements, factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:

•	our history of operating losses and inability to guarantee profitable operations in the future;
•	the risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;
•	the risk that we will be unable to pay our debt obligations as they become due;
•	the risk that there will not be market acceptable of our products;
•	our plans for commercialization of our products;
•	possible problems in implementing new relationships or the failure to achieve the desire benefits;
•	our reliance on a limited number of product offerings;
•	our product development efforts, including risk that we will not be able to produce our products in a cost-effective manner;
•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis;
•	our dependence on a small concentration of customers;
•	possible issuance of common stock subject to options, warrants and other securities that may dilute the interest of stockholders;
•	our ability to protect technology through patents;
•	our ability to protect our proprietary technology and information as trade secrets and through other similar means;
•	competition from larger, more established companies with far greater economic and human resources;
•	fluctuations in raw materials and price for agricultural products;
•	the effect of changes in the pricing and margins of products;
•	the potential loss of key personnel or other personnel disruptions;
•	sufficient voting power by one large stockholder to make corporate governance decisions that could have significant effect on us and the other stockholders;
•	our nonpayment of dividends to common stockholders and lack of plans to pay dividends to common stockholders in the future;
•	our need for additional financing;
•	future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital;
•	our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; and
•	our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float.

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

Overview

Z Trim Holdings, Inc. is a bio-technology company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing and other industries.   The Company currently sells a line of products to the food industry that can help manufacturers reduce their costs, improve the quality of finished goods, and also help solve many production problems.  The Company’s revolutionary technology provides value-added ingredients across virtually all food industry categories.  These all-natural products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend finished products, thereby increasing its customers’ gross margins.

The Company, through an exclusive license to technology patented by the United States Department of Agriculture, has developed products that manage moisture to help reduce production costs and improve nutritional value in finished foods, while maintaining the essential taste and mouth-feel associated with full-fat products.  The global market for Z Trim's line of products spans the entire food and nutritional beverage industry, including fat-free,  low-fat, reduced-fat and full-fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

As our current facility is a prototype plant, being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer separation technologies and thereby optimize plant output.  In late 2011, the Company entered into an agreement with an outside manufacturer, which should exponentially increase production capacity in the second half of 2012.

In July 2012, the Company announced its creation of an industrial products division, which will focus on the manufacture, marketing and sales of products designed specifically for industrial applications including oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  When used in industrial operations, Z Trim’s products can reduce costs, enhance supply-chain reliability, limit environmental impact, and improve finished product quality compared to current products such as guar gum, xanthan gum, CMC, lignosulfonates and starches used as binders, adhesives, viscofiers or emulsifiers.

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the first six months of 2012 were up 41% over the first six months of 2011.  This improvement was primarily due to an increase in Z Trim product sales to large food processors.

On October 17, 2011, the Company entered into a Custom Processing Agreement (“CPA”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.  The CPA provides that ANP will perform certain services related to the Company’s fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The CPA automatically renews at the end of the initial term for an additional two-year term unless either party provides written notice to the other within a specified time frame.  Production pursuant to the CPA is anticipated to begin in August 2012.  Once production commences, the CPA provides for minimum production volumes of 40,000 lbs per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.  However, due to factors including potential start-up problems, changes in customer demand, inability of parties to perform their obligations and factors outside the Company’s control, the Company cannot assure that production will begin as anticipated or that it will achieve these levels.

Conversion of Debt/Preferred Stock to Common Stock

On August 13, 2012, the Company entered into an agreement with its largest shareholder, Brightline Ventures I, LLC (“Brightline”), pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Redeemable Preferred Stock into 7,721,988 shares of the Company’s Common Stock.  In consideration for the foregoing conversion of Series I and II Redeemable Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Redeemable Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company.  Further, all similarly situated Series I and II Redeemable Prefered Stock holders will be offered the same terms as Brightline.  Prior to this agreement, the Company had $8,061,988 worth of Series I and II Redeemable Preferred Stock outstanding, of which $4,635,291 came due in 2012 and the other $3,326,697 came due in 2013.  Additionally, for Brightline's investors who invested in a private offering of the Company's common stock at a $1.50 per share, the Company will provide an additional warrant at a strike price equal to the value of the securities in any subsequent offering completed by Maxim in the event such offering is at a price point below $1.50 per share of common stock.

In the first quarter of fiscal 2012, Brightline converted $1,300,000 in principal balance on notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock. As a result, the Company was able to reduce indebtedness for outstanding convertible notes due in 2012 from $1,420,000 to $120,000.  During the reporting period on April 19, 2012, the remaining $120,000 in outstanding convertible notes due in 2012, plus $30,979 in accrued interest, was converted into 150,979 shares of common stock the Company’s Common Stock.

Issuance of Convertible Notes and Warrants

During the first quarter of fiscal 2012, we secured financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “2012 Notes”) and warrants and received gross proceeds of $200,000.   The 2012 Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the 2012 Notes is convertible at the rate of $1.00 per share into an aggregate of 200,000 shares of our common stock, $.00005 par value (the “Common Stock”).  The interest is payable either upon maturity of the 2012 Notes or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.

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

Issuance of Common Stock

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company (“Brightline Ventures I B”), pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

On March 29, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 437,380 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $656,070.

On May 8, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 744,711 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $1,117,067.

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenues

Revenue for the three months ended June 30, 2012 was $323,890, as compared to revenue of $207,560 for the three months ended June 30, 2011.  Our revenue for the three months ended June 30, 2012 and 2011 was entirely attributable to product sales.  The increase in sales is due to increased demand for our products.  Based on current order levels from our customers, we anticipate revenues will continue to increase during the third quarter of fiscal 2012 because of increased demand for our products and the addition of production capacity to meet such demand.  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended June 30, 2012 and 2011 was $524,621 and $609,038, respectively, a decrease of $84,417 or 14%.  The decrease in costs of goods sold is attributable to a decrease in labor costs and manufacturing overhead.  If we can sustain an increase in the demand for our products and our monthly production volume, we believe that this will enable us to allocate our fixed costs over a greater number of finished goods and help to further reduce costs of goods sold in the future to improve margins.  If we are able to commence production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.

Gross Loss

Gross loss for the three months ended June 30, 2012 was $200,731, or approximately 62% of revenues, as compared to gross loss of $401,478, or approximately 193% of revenues for the three months ended June 30, 2011.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 and 2011 consisted entirely of selling, general and administrative expenses.  Operating expenses for the three months ended June 30, 2012 were $1,007,192, a decrease of $654,952 or 39% from $1,662,144 for the three months ended June 30, 2011.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2012	2011
Stock based compensation expenses	$ 269,860	$ 651,753
Salary expenses	280,805	307,828
Professional fees	60,338	18,784
Non-manufacturing depreciation expenses	8,202	22,652
Employment recruiting expenses	14,848	2,496
Investor relation expense	30,701	303,666

	$ 664,754	$ 1,307,179

The decrease in stock-based compensation was attributable to the fewer employees being granted stock-based compensation and a decrease in market price for the stock on the dates issued. In addition, a decrease in the number of employees reduced salary expense in the second quarter of 2012.  Investor relations expense decreased for the quarter ended June 30, 2012, as compared to the same period in 2011,due to the issuance of stock-based compensation to our investor relations consultants in 2011.

Operating Loss

Operating loss for the three months ended June 30, 2012 decreased to $1,207,923 compared to $2,063,622 for the three months ended June 30, 2011 due to the reasons described above.

Other Income (Expense)

Other income for the three months ending on June 30, 2012 was $731,121, as compared to $2,652,901 for the three months ending on June 30, 2011.  The decrease in other income of $1,921,780 was primarily due to a decrease of $2,061,071 in the change of the fair value of our derivatives.

Net Profit (Loss)

As a result of the above, we reported a net loss of $476,802 for the three months ended June 30, 2012,  as compared to a net profit of $589,279 for the three months ended June 30, 2011.

Basic and Diluted  (Loss) per Share

The basic and diluted net loss per share for the three months ended June 30, 2012 was ($0.10) per share, as compared to net loss per share of ($0.02) for the three months ended June 30, 2011 due to the effect of the results described above as well as the offset of additional shares outstanding in 2012 due to the conversion of notes payable into shares of common stock and issuance of common stock in financing transactions.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenues

Revenue for the six months ended June 30, 2012 was $642,273, a 41% increase from $454,926 for the six months ended June 30, 2011.  Our revenue for the six months ended June 30, 2012 and 2011 was entirely attributable to product sales.  The increase in sales is due to increased demand for our products.

Cost of Revenues

Cost of revenues for products sold for the six months ended June 30, 2012 and 2011 was $1,265,045 and $1,254,696, respectively, an increase of $10,349 or approximately 1%.  The increase in costs of goods sold is attributable to an increase in sales and direct labor offset by a decrease in manufacturing overhead.  If our production volumes continue to increase, we expect to be able to lower our cost of finished goods on a per unit basis because this would allow us to allocate our fixed costs over a greater number of finished goods and result in improved margins.
Gross Loss

Gross loss for the six months ended June 30, 2012 was $622,772, or approximately 97% of revenues, as compared to gross loss of $799,770, or approximately 176% of revenues for the six months ended June 30, 2011.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $1,943,467, a decrease of $1,512,418 or 44% from $3,455,885 for the six months ended June 30, 2011.  Operating expenses for the six months ended June 30, 2012 and June 30, 2011 consisted entirely of selling, general and administrative expenses.

The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2012	2011
Stock based compensation expenses	$ 459,972	$ 1,367,164
Salary expenses	544,007	618,644
Professional fees	129,770	57,532
Non-manufacturing depreciation expenses	17,242	45,426
Employment recruiting expenses	15,628	26,496
Investor relation expense	58,055	442,191

	$ 1,224,674	$ 2,557,453

The decrease in stock-based compensation was attributable to the fewer employees being granted stock-based compensation and a decrease in market price for the stock on the dates issued. In addition, a decrease in the number of employees reduced salary expense in the second quarter of 2012.  Investor relations expense decreased for the six months ended June 30, 2012, as compared to the same period in 2011, due to the issuance of stock-based compensation to our investor relations consultants in 2011.

Operating Loss

Operating loss for the six months ended June 30, 2012 decreased to $2,566,239 compared to $4,255,655 for the six months ended June 30, 2011 due to the reasons described above.

Other Expense

Other expense for the six months ended on June 30, 2012 and 2011 was $2,946,787 and $1,432,618, respectively.  The net change of $1,514,169 was primarily due to the change in the fair value of our derivatives resulting in a reduction of other income by $3,853,147 partially offset by a decrease in the interest expense of notes payable of $1,997,729 and the recognition of a loss on derivative settlement in 2011 of $411,192.

Net Loss

As a result of the above, for the six months ended June 30, 2012 and 2011, we reported a net loss of $5,513,026 and $5,688,273, respectively.

Basic and Diluted (Loss) per Share

The basic and diluted net loss per share for the six months ended June 30, 2012 was ($0.49) per share, as compared to net loss per share of ($0.67) for the six months ended June 30, 2011 due to the effect of the results described above as well as the offset of additional shares outstanding in 2012 due to the conversion of notes payable into shares of common stock and issuance of common stock in financing transactions.

Liquidity and Capital Resources

As of June 30, 2012, we had a cash balance of $354,601, an increase from a balance of $313,073 at December 31, 2011.  At June 30, 2012, we had a working capital deficit of $12,808,200, an increase in working capital deficit from $12,009,724 as of December 31, 2011.   The difference in working capital deficit was primarily because of an increase in the derivative liability of $2,839,374 in the first six months of 2012 partially offset by an increase in current assets.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  During the first six months of 2012, the Company received a total of $2,242,080 in proceeds from the sale of common stock and $200,000 in proceeds from the sale of convertible notes. To successfully grow our business, our management believes it must improve our cash position through greater and sustainable sales of our product lines, and increase the productivity and efficiency of the production process.  We believe the productivity goal can be achieved if the production facility with ANP becomes available during the third quarter of 2012.  However, such an increase would depend on sustained or increased levels of purchases by existing and new customers and actual realization of our customers’ current demand levels, all of which cannot be assured.

In the first quarter of fiscal 2012, our largest shareholder, Brightline Ventures I, LLC, decided to convert $1,300,000 in principal balance on notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock. As a result, the Company was able to reduce indebtedness for outstanding convertible notes due in 2012 from $1,420,000 to $120,000.  During the reporting period on April 19, 2012, the remaining $120,000 in outstanding convertible notes due in 2012, plus $30,979 in accrued interest, was converted into 150,979 shares of the Company’s Common Stock.  As of June 30, 2012, we have $200,000 worth of convertible notes that remain outstanding, and which come due in 2014.

As of June 30, 2012, the Company had $8,061,988 worth of Series I and II Redeemable Preferred Stock outstanding, of which $4,635,291 came due in 2012 and the other $3,326,697 came due in 2013.

On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with ANP in order to provide the Company with a partner for future manufacturing initiatives.  Under the terms of the Agreement, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of June 30, 2012, we loaned all $500,000 to ANP under the line of credit.  This extension of credit to ANP  had  a material adverse impact on the Company's cash resources.  For this reason, we are seeking to raise additional capital in 2012. The Company cannot provide any assurances of the availability of future financing or the terms on which it might be available.  In the absence of such financing, we likely would not have available funds to redeem securities which come due.  Therefore, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

The Company’s warrants issued in 2008 through 2011 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities increased to $13,870,806 at June 30, 2012 from $11,031,432 at December 31, 2011. The change in derivative fair value during the six months ended June 30, 2012 resulted in other expense of $2,887,993.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $41,528 net increase in cash during the six months ended June 30, 2012 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the six month period ended June 30:

	2012	2011
Cash used for operating activities	$ (2,400,552)	$ (2,041,158)
Cash used for investing activities	-	(762,210)
Cash provided by financing activities	2,442,080	3,169,422

Increase in cash	$ 41,528	$ 366,054

Cash used in operating activities was $2,400,552 for the six month period ended June 30, 2012, compared to $2,041,158 for the six month period ended June 30, 2011.  Net losses of $5,513,026 and $5,688,273 for the six months ended June 30, 2012 and 2011, respectively, were the primary reasons for our negative operating cash flow in both years.  The Company’s negative operating cash flows for the six months ended June 30, 2012 and 2011 was offset by the effect of non-cash charges to income, such as depreciation, changes in the fair value of the derivative liability, amortization on debt discount and stock-based compensation.

Cash used in investing activities was $0 for the six month period ended June 30, 2012, compared to $762,210 for the three month period ended March 31, 2011.  Investing activities for the six months ended June 30, 2011 consisted entirely of purchases of equipment for our manufacturing plant.

Cash provided by financing activities was $2,442,080 for the six month period ended June 30, 2012, compared to $3,169,422 for the six month period ended June 30, 2011.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  Proceeds from the combined sale of convertible debt, preferred stock and common stock totaled $2,442,080 and $3,329,422 for the first six months of 2012 and 2011, respectively.  During the six month period ended June 30, 2011,  the Company made a $160,000 principal payment on outstanding debt.

Commitments/Contingencies:

Debt Instruments and Redeemable Preferred Stock.  Our disclosures regarding our obligations under debt instruments and Redeemable Preferred Stock are located in various parts of our regulatory filings.  Information in the following table provides a summary of our outstanding obligations and Redeemable Preferred Stock as of June 30, 2012:

Payments Due by Fiscal Year
Obligation	Total as of June 30, 2012	2012	2013	2014
2012 Convertible Notes	$ 200,000			$ 200,000
2010 Redeemable Preferred Stock	$ 4,635,291	$ 4,635,291
2011 Redeemable Preferred Stock	$ 3,326,697		$ 3,326,697
Total Obligations	$ 8,261,988	$ 4,635,291	$ 3,326,697	$ 200,000

During the second quarter of fiscal 2012, $100,000 of 2008 Convertible Notes and $20,000 of 2010 Convertible Notes that were to mature in 2012 were converted into an aggregate of 150,979 shares of common stock the Company’s Common Stock.  For this reason, the Company no longer has any obligations under the 2008 Convertible Notes or 2010 Convertible Notes

On August 13, 2012, the Company entered into an agreement with its largest shareholder, Brightline Ventures I, LLC (“Brightline”), pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Redeemable Preferred Stock into 7,721,988 shares of the Company’s Common Stock.  In consideration for the foregoing conversion of Series I and II Redeemable Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Redeemable Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company.  Further, all similarly situated Series I and II Redeemable Prefered Stock holders will be offered the same terms as Brightline.  Prior to this agreement, the Company had $8,061,988 worth of Series I and II Redeemable Preferred Stock outstanding, of which $4,635,291 came due in 2012 and the other $3,326,697 came due in 2013.

As a result of this agreement, the Company reduced these obligations and after Brightline’s conversions, will have $340,000 worth of Series I and II Redeemable Preferred Stock outstanding, of which $280,000 comes due in 2012 and the other $60,000 comes due in 2013.   If the holders of the remaining outstanding shares of Series I and II Redeemable Preferred Stock decide not to convert their securities to common stock, the Company will have an obligation to redeem the shares of Series I and II Redeemable Preferred Stock for cash.  In such case, the Company would have to find sources of cash to repay such investors and there can be no assurance such resources will be available.  If the Company was forced to repay the such investors in cash, this need for funds would have a material adverse impact on the Company’s business operations, financial condition and prospects, would threaten its ability to operate as a going concern.

Capital Expenditures.  At June 30, 2012, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in March 2013 and monthly rental payments are $21,000, exclusive of property taxes.  The Company has the ability to terminate the lease by providing 60 days’ notice to the landlord.

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

On or about March 15, 2012, the Company was served with a Charge of Discrimination filed with the Equal Employment Opportunity Commission by Richard Rothmaller, a former employee of the Company.  Rothmaller claims that the Company failed to accommodate his alleged disability and ultimately terminated him on October 13, 2011 because of his alleged disability.  On or about April 19, 2012, the parties resolved the matter, the case has been dismissed and proper amounts had been accrued at the period ended March 31, 2012.  The resolution of this matter is not expected to have any material impact on the Company’s financial position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

Other than as set forth above, during the three months ended June 30, 2012, there have been no material developments our previously disclosed legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the reporting period, we issued 150,000 shares of our common stock to Maxim Group LLC as consideration for consulting services rendered.  These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these shares.  These shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3.  Exhibits.

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date:	August 14, 2012	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date:        August 14, 2012                                                      /s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.

Form 10-Q for Quarter Ended June 30, 2012

Exhibit Number	Description
10.1	August 13, 2012 Letter Agreement with Brightline Ventures I, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
1.01 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	F-1

Statements of Operations for three months ended as of June 30, 2012 and 2011 (unaudited)	F-3

Statements of Cash Flows for the three months ended as of June 30, 2012 and 2011 (unaudited)	F-4

Notes to Financial Statements as of June 30, 2012 and 2011 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited)
	6/30/2012	12/31/2011

Current Assets
Cash and cash equivalents	$ 354,601	$ 313,073
Accounts receivable	334,110	315,277
Inventory	576,960	256,842
Prepaid expenses and other assets	114,917	120,475

Total current assets	1,380,588	1,005,667

Long Term Assets
Letter of Credit	$ 509,287	$ 85,215
Property and equipment, net	2,838,082	3,188,998

Total long term assets	3,347,369	3,274,213

TOTAL ASSETS	$ 4,727,957	$ 4,279,880

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	6/30/2012	12/31/2011

Current Liabilities
Accounts payable	$ 146,444	$ 214,632
Accrued expenses and other	135,360	351,460
Accrued Liquidated Damages	36,178	36,178
Derivative Liabilities	13,870,806	11,031,432
Current portion of Convertible Notes Payable, Net	-	108,122
Current portion of Convertible Notes Payable to Related Party, Net	-	1,273,567
Total Current Liabilities	14,188,788	13,015,391

Long term portion of Convertible Notes Payable, Net	166,297	-

Total Liabilities	14,355,085	13,015,391

Commitment & Contingencies
Dividends payable	972,259	650,616
Convertible, Redeemable Preferred Stock Preferred Stock Series I, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 947,058 shares, June 30, 2012 and December 31, 2011, respectively	4,735,291	4,735,291
Convertible, Redeemable Preferred Stock Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 665,339 shares, June 30, 2012 and December 31, 2011, respectively	3,326,697	3,326,697
Discount on Preferred Stock	(2,690,626)	(4,853,776)
Net Preferred Stock	5,371,362	3,208,212

Total Commitment & Contingencies	6,343,621	3,858,828

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 17,491,536 and 14,139.621 shares, June 30, 2012 and December 31, 2011, respectively	875	707
Additional paid-in capital	93,398,876	91,262,428
Accumulated deficit	(109,370,500)	(103,857,474)

Total Stockholders' Equity (Deficit)	(15,970,749)	(12,594,339)

TOTAL LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,727,957	$ 4,279,880

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30		June 30
	2012	2011	2012	2011
REVENUES:
Products	$ 323,890	$ 207,560	$ 642,273	$ 454,926
Total revenues	323,890	207,560	642,273	454,926

COST OF REVENUES:
Products	524,621	609,038	1,265,045	1,254,696
Total cost of revenues	524,621	609,038	1,265,045	1,254,696

GROSS MARGIN	(200,731)	(401,478)	(622,772)	(799,770)

OPERATING EXPENSES:
Selling, general and administrative	1,007,192	1,662,144	1,943,467	3,455,885
Total operating expenses	1,007,192	1,662,144	1,943,467	3,455,885

OPERATING LOSS	(1,207,923)	(2,063,622)	(2,566,239)	(4,255,655)

OTHER INCOME (EXPENSES):
Rental and other income	2,225	2,859	4,225	3,075
Interest income	6,505	2,074	9,236	3,418
Interest expense - Other	(39)	-	(107)	-
Interest expense - Note Payable	(18,418)	(229,248)	(58,181)	(2,055,910)
Gain on Liquidating Damages	-	74,850	-	74,850
Change in Fair Value - Derivative	740,848	2,801,919	(2,887,993)	965,154
Loss on Derivative Settlement	-	-	-	(411,192)
Settlement (loss) gain	-	447	(13,967)	(12,013)
Total other income (expenses)	731,121	2,652,901	(2,946,787)	(1,432,618)

PROFIT/(LOSS) FROM CONTINUING OPERATIONS	$ (476,802)	$ 589,279	$ (5,513,026)	$(5,688,273)

NET PROFIT/(LOSS)	$ (476,802)	$ 589,279	$ (5,513,026)	$(5,688,273)

Less Preferred Dividends	$ 160,798	$ 104,945	$ 321,643	$ 267,917
Accretion of Discount of Preferred Stock	$ 1,126,523	$ 744,610	$ 2,163,150	$ 1,200,984

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (1,764,123)	$ (260,276)	$ (7,997,819)	$(7,157,174)
NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.10)	$ (0.02)	$ (0.49)	$ (0.67)

Weighted Average Number of Shares Basic and Diluted	16,856,764	13,082,249	16,214,504	10,711,310

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
	(Unaudited)	(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,513,026)	$ (5,688,273)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation - stock options vested	459,972	1,367,164
Preferred and common shares issued for director fees	160,000	201,400
Shares & Warrants issued for Services	11,251	381,001
Amortization on Debt Discount	45,116	1,779,411
Depreciation	350,916	337,278
Change in Derivative Liability, net of bifurcation	2,887,993	(553,962)
Gain on Liquidating Damages	-	(74,850)
Changes in operating assets and liabilities:
Accounts receivable	(18,833)	99,444
Inventory	(320,118)	(47,819)
Prepaid expenses and other assets	5,558	13,700
Letter of credit	(424,072)	-
Accounts payable and accrued expenses	(45,309)	144,348
CASH USED FOR OPERATING ACTIVITIES	(2,400,552)	(2,041,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(762,210)
CASH USED FOR INVESTING ACTIVITIES	-	(762,210)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	-	3,326,697
Proceeds from sale of common stock	2,242,080	2,725
Borrowing on debt	200,000	-
Principal payment on debt	-	(160,000)
CASH PROVIDED BY FINANCING ACTIVITIES	2,442,080	3,169,422
NET INCREASE IN CASH	41,528	366,054

CASH AT BEGINNING OF PERIOD	313,073	2,327,013
CASH AT THE PERIOD ENDED MARCH 31	$ 354,601	$ 2,693,067

Supplemental Disclosures of Cash Flow Information:
Note payable conversion	$ 1,658,979	$ 4,605,916
Discount on preferred stock	$ -	$ 3,386,697
Amortization on preferred stock discount	$ 2,163,150	$ 1,200,984
Change in derivative liability due to exercise of warrants	$ -	$ 26,842
Settlement of derivative liability due to conversion of note payable	$ 48,619	$ 2,271,889
Dividends Payable	$ 321,643	$ 267,917
Unvested shares returned by vendor	$ 2	$ -
Discount on convertible debt due to attached warrants	$ 40,508	$ -

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
June 30, 2012

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a working capital deficit of $12,808,200 and an accumulated net loss equal to $109,370,500 as of June 30, 2012. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at June 30, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results for six months ended June 30, 2012 may not be indicative of results for the year ending December 31, 2012 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of June 30, 2012 and December 31, 2011 the allowance for doubtful accounts is $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $354,601 in cash at June 30, 2012 and $313,073 in cash at December 31, 2011.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2012, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at June 30, 2012 was $13,870,806 compared to $11,031,432 as of December 31, 2011.  The change in fair value for the six months ended June 30, 2012 was ($2,887,993) compared to $965,154 for the six months ended June 30, 2011. The loss on derivative for the six months ended June 30, 2012 was $0 compared to $411,192 for the six months ended June 30, 2011. See also Note 11 herein.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended June 30, 2012 and 2011 was $4,998 and $8,946, respectively.

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

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $459,972 and $1,367,164 for the six months ended June 30, 2012 and 2011, respectively.

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

NOTE 4 – INVENTORY

At June 30, 2012 and December 31, 2011, inventory consists of the following:

	6/30/2012	12/31/2011
Raw materials	$ 61,555	$ 77,942
Packaging	5,682	4,063
Work-in-process	41	-
Finished goods	509,682	174,837
Total inventory	$ 576,960	$ 256,842

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At June 30, 2012 and December 31, 2011,  property and equipment, net consists of the following:

	3/31/2012	12/31/2011
Production, engineering and other equipment	$6,702,194	$6,702,194
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,349,802	$10,349,802
Accumulated depreciation	($7,511,720)	($7,160,804)
Property and equipment, net	$2,838,082	$3,188,998

NOTE 6 – LETTER OF CREDIT

On October 17, 2011, Z Trim Holdings, Inc. (the “Company”) entered into a Custom Processing Agreement (the “Agreement”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.

 The Agreement provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The Agreement automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  Production pursuant to the Agreement is anticipated to begin no later than August 31, 2012.  Once production commences, the Agreement provides for minimum production volumes of 40,000 lbs per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.

In addition, the Company has agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.   The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of June 30, 2012 we loaned a total of $500,000 and accrued interest on the advance was $9,287.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 17, 2011 and is incorporated by reference herein.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At June 30, 2012 and December 31, 2011 accrued expenses consist of the following:
	6/30/2012	12/31/2011
Accrued payroll and taxes	$ 64,443	$ 29,153
Accrued Settlements	-	62,500
Accrued Interest	6,575	232,490
Accrued expenses and other	64,342	27,317
Total accrued expenses & other	$ 135,360	$ 351,460

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2012, the Company had $200,000 worth of convertible notes outstanding, which will mature in 2014.

During the first quarter of fiscal 2012, we secured financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “Notes”) and warrants and received gross proceeds of $200,000.   The Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the Notes is convertible at the rate of $1.00 per share into an aggregate of 200,000 shares of our common stock, $.00005 par value (the “Common Stock”).  The interest is payable either upon maturity of the Notes or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.  Attached to the Notes are warrants that entitle the Investor to purchase a specified number of shares of common stock of the Company at a price of $1.50 per share within five years.  The warrants value is discounted against the Notes and is being amortized as interest expense using the effective interest method over the term of the Notes. The valuation of the related discount for the warrants was calculated using the Black Scholes model and was equal to $40,508. The key inputs to the model were the number of warrants of 100,000, share prices on the grant dates of $0.59 and $0.70, exercise price of $1.50, terms of 5 years, volatilities of 98.16 and 103.66%, and discount rates of 0.91% and 0.88%. As of March 31, 2012, the amount of debt discount, net of amortization, was $33,703.

Amortization on Convertible Notes

For the six months ended June 30, 2012 and June 30, 2011, the Company recorded amortization on debt discounts in the amount of $45,117 and $1,779,411, respectively. The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes. The total debt discount as of June 30, 2012 and December 31, 2011, was $33,703 and $38,311, respectively, net of total amortization.

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

As of June 30, 2012, the Company accrued dividends of $972,259 compared to $650,616 as of December 31, 2011.

For the six months ended June 30, 2012 and 2011, the Company recorded amortization of the preferred stock discount of $2,163,150 and $1,200,984, respectively.

As of June 30, 2012, there are 947,058 shares of Series I Preferred Stock outstanding, convertible into 4,735,291 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 535,117 shares of common stock.

As of June 30, 2012, there are 665,339 shares of Series II Preferred Stock outstanding, convertible into 3,326,697 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 276,344 shares of common stock.

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

Our derivative liabilities increased to $13,870,806 at June 30, 2012 from $11,031,432 at December 31, 2011.  The change in fair value during the six months ended June 30, 2012 was ($2,887,993) as compared to $965,154 for the six months ended June 30, 2011.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Common stock warrants	$ 11,063,395	$ 8,829,215
Embedded conversion features
-part of note discount	2,807,411	2,202,217

Total	$ 13,870,806	$ 11,031,432

Beginning Balance	$ 11,031,432	$ 13,528,355
Bifurcated Amount	-	3,386,697
Change in Derivative Liability	2,887,993	(3,396,298)
Change in Derivative Liability - Conversion	(48,619)	(2,487,322)

Total	$ 13,870,806	$ 11,031,432

NOTE 12 – EQUITY

Common Stock Issued from Private Placements

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

Common Stock Issued from Stock Options Exercised

On April 11, 2012, an employee of the Company purchased 2,500 shares of Common Stock pursuant to the Stock Option Plan at $0.65 per share.  Gross proceeds received by the Company were $1,625.

Common Stock Issued on Converted Notes

During the first quarter of 2012, the Company issued 1,508,000 shares of its Common Stock, $.00005 par value per share, upon conversion to common stock of  its 8% Convertible Secured Notes due in 2012 (the "Notes"), representing principal of $1,300,000 and interest of $208,000.  The conversion was in accordance with the agreement, and therefore no gain or loss was recorded.

During the second quarter of 2012, the Company issued 150,979 shares of its Common Stock, $.00005 par value per share, upon conversion to common stock of its Notes, representing principal of $120,000 and interest of $30,979.  The conversion was in accordance with the agreement, and therefore no gain or loss was recorded.

Common Stock Issued to Directors

On February 6, 2012 the Company issued 238,800 shares of common stock to four of its non-executive directors (59,700 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total of expense of $160,000 related to these issuances.  These shares were valued based on the closing price of the grant date.

Common Stock Issued for Services

On August 22, 2011, the Company entered into an Agreement for Services with Alliance Advisors, LLC, pursuant to which Alliance agreed to provide investor relations services to us for a period of twelve months.  In exchange for Alliance’s services, we agreed to pay Alliance 84,000 restricted shares of common stock valued at $12,600 for purposes of the agreement, as well as $6,500 per month for the first six months, and $7,500 per month for the second six months of the agreement.  The agreement provides, that either party has the right to terminate the agreement after 6 months, and in the event of such termination, a pro rata portion of the 84,000 shares of common stock would be returned to the Company.  On May 10, 2012 the Company terminated the agreement and requested Alliance to return 42,000 of the restricted shares.  Alliance agreed to these stipulations and returned such shares on May 15, 2012.  The initial 42,000 vested shares were expensed in the prior year.  Due to the termination of the contract, no expense was recorded during the three months ended June 30, 2012.

On April 12, 2011, the Company entered into an Agreement for Services with AIM Capital Corporation, pursuant to which AIM agreed to provide public relations services to us for a period of twelve months. In exchange for AIM’s services, we agreed to pay Aim an annual fee of 125,000 shares of common stock which vest as follows: 50,000 upon execution of agreement, 25,000 on the 90th day following this agreement, 25,000 on the 180th day following this agreement, and 25,000 on the 270th day following this agreement. The agreement also provides that should either party terminate this agreement, AIM shall be entitled to keep all vested a shares as of the date of termination, plus any pro rata amount of shares based on the termination date.  As of June 30, 2012 all shares have vested to the benefit of AIM.  During the six months ended June 30, 2012 the Company recognized an expense of $11,251 for the remaining vested shares.

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

Exercising of Stock Warrants and/or Options

During the first and second quarters of 2012, there were no warrants exercised for cash.

For the three months ended March 31, 2012, no options were exercised.  On April 19, 2012,  an employee exercised an option to purchase 2,500 shares of common stock.

Common Stock Issued on the Cashless Exercise of Warrants

We have not issued any shares of common stock on the cashless exercise of warrants during the first and second quarters of 2012 or the fiscal year 2011.

NOTE 13 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of June 30, 2012 and December 31, 2011 is as follows:

	6/30/2012		12/31/2011
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,645,202	$ 1.10	3,484,833	$ 0.66
Granted	2,196,775	$ 0.66	2,298,702	$ 1.21
Exercised	(2,500)	$ 0.65	-	$ -
Expired and Cancelled	-	$ -	(138,333)	$ 2.18
Outstanding at end of period	7,839,477	$ 0.98	5,645,202	$ 1.10

Exercisable at end of period	6,530,485	$ 1.05	5,317,003	$ 1.13

During the six months ended June 30, 2012, the Company granted 2,196,775 options.  Stock based compensation for the three and six months ended June 30, 2012 was $203,128 and $459,972, respectively.  As of June 30, 2012, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $438,679, of which $415,959 will be recognized in each of the remaining FY 2012 quarters.

During the six months ended June 30, 2011, the Company granted 2,058,702 options.  The total fair value of options vested during the first six months of 2011 was $1,367,164.

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

6/30/2012
Weighted average fair value per option granted	$ 0.38
Risk-free interest rate0	0.34- .42%
Expected dividend yield	0.00%
Expected lives	2.5996
Expected volatility	98-103%

As of June 30, 2012, the Company had reserved 20.0 million shares for issuance under the Plan.  As of June 30, 2012, the Company had 11,777,190 million options available for grant under the Plan. (20,000,000 less 7,839,477 options less 383,333 director shares =11,777,190).

Stock options outstanding at June 30, 2012 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	7,629,477	3.4	$ 1.18	6,320,485
$1.51-$3.00	210,000	2.4	$ 1.49	210,000
	7,839,477	3.5	$ 0.99	6,530,485

Warrants

As of June 30, 2012, the Company has warrants outstanding to purchase 23,612,215, shares of the Company’s common stock, at prices ranging from $0.01 to $36.00 per share.  These warrants expire at various dates through February 2017.    There were 100,000 warrants issued in the six month period ended June 30, 2012.  The summary of the status of the warrants issued by the Company as of June 30, 2012 and December 31, 2011 are as follows:
	6/30/2012		12/31/2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	23,736,108	$ 1.55	18,779,753	$1.59
Granted	100,000	$ 0.71	5,130,046	$1.66
Exercised	-		(56,489)	$0.06
Cashless	-		-
Expired and Cancelled	(223,893)	$ 12.28	(117,202)	$13.72
	23,612,215		23,736,108

Outstanding, end of period	23,612,215	$ 1.45	23,736,108	$1.55

Unexercisable at end of period
Exercisable at end of period	23,612,215	$ 1.45	23,736,108	$1.55

During the first six months of 2012, investors did not exercise any warrants.  During the first six months of 2011, investors exercised 49,358 warrants.

NOTE 14 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were two significant customers that accounted for greater than 10% (each) of sales for the six months ended June 30, 2012. These two customers accounted for 36% and 26% of total net sales.   In addition, the same two significant customers  accounted for greater than 10% (each) of accounts receivable for the quarter ended June 30, 2012. These customers accounted for 69% and 11% of the accounts receivable as of June 30, 2012.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At June 30, 2012 and December 31, 2011, $354,601 and $313,073, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

For the six months ended June 30, 2012 and 2011, respectively, the Company recognized rent expense of $126,000 and $169,440. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals

2012	$126,000
2013	63,000
2014	-
2015	-
$ 189,000

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

On or about March 15, 2012, the Company was served with a Charge of Discrimination filed with the Equal Employment Opportunity Commission by Richard Rothmaller, a former employee of the Company.  Rothmaller claims that the Company failed to accommodate his alleged disability and ultimately terminated him on October 13, 2011 because of his alleged disability.  On April 19, 2012, the parties resolved the matter with the Company making a payment of $13,967 to Rothmaller and his legal counsel.  The case has been dismissed.

NOTE 17 – RELATED PARTY TRANSACTIONS

In 2012, the Company’s non-executive Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to receive 59,700 shares of common stock in lieu of $40,000 of their Directors’ fees.

Transactions with Brightline

Director Edward Smith III is a Managing Member of Brightline Ventures I, LLC and Brightline Ventures I-B, LLC (“Brightline”), which is the beneficial owner of 72.7% of the Company’s voting securities.  In fiscal 2011, and subsequently, we engaged in several transactions with Brightline.

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

NOTE 18 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2012.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 19 – SUBSEQUENT EVENTS

On August 1, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 417,612 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $626,417.

During July 2012, 46,520 shares of common stock were issued on the cashless exercise of warrants.  Also, during July, 5,208 shares of common stock were issued as a result of warrants exercised for cash of $52.

On July 10, 2012, we issued 150,000 shares of our common stock to Maxim Group, LLC as consideration for consulting services rendered.

On August 13, 2012, the Company entered into an agreement with its largest shareholder, Brightline Ventures I, LLC (“Brightline”), pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Redeemable Preferred Stock into 7,721,988 shares of the Company’s Common Stock.  In consideration for the foregoing conversion of Series I and II Redeemable Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Redeemable Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company.  Prior to this agreement, the Company had $8,061,988 worth of Series I and II Redeemable Preferred Stock outstanding, of which $4,635,291 came due in 2012 and the other $3,326,697 came due in 2013.  As of this filing, no shares have been issued to Brightline as a result of the conversion of Series I or II Redeemable Preferred Stock.