Form 10-Q
period 2012-09-30
Z TRIM HOLDINGS, INC
filed 2012-11-13
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2012
Common Stock, $0.00005 par value	20,876,001

Z TRIM HOLDINGS, INC.

 FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

See Financial Statements beginning on page F-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

In addition to the assumptions and other factors referenced specifically in connection with such statements, factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:

•	our history of operating losses and inability to guarantee profitable operations in the future;
•	the risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;
•	the risk that we will be unable to pay our debt obligations as they become due;
•	the risk that there will not be market acceptance of our products;
•	our plans for commercialization of our products;
•	possible problems in implementing new relationships or the failure to achieve the desired benefits;
•	our reliance on a limited number of product offerings;
•	our product development efforts, including risk that we will not be able to produce our products in a cost-effective manner;
•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis;
•	our dependence on a small concentration of customers;

•	possible issuance of common stock subject to options, warrants and other securities that may dilute the interest of stockholders;
•	our ability to protect technology through patents;
•	our ability to protect our proprietary technology and information as trade secrets and through other similar means;
•	competition from larger, more established companies with far greater economic and human resources;
•	fluctuations in raw materials and price for agricultural products;
•	the effect of changes in the pricing and margins of products;
•	the potential loss of key personnel or other personnel disruptions;
•	sufficient voting power by one large stockholder to make corporate governance decisions that could have significant effect on us and the other stockholders;
•	our nonpayment of dividends to common stockholders and lack of plans to pay dividends to common stockholders in the future;
•	our need for additional financing;
•	future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital;
•	our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; and
•	our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float.

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

In July 2012, the Company announced its creation of an industrial products division, which will focus on the manufacture, marketing and sales of products designed specifically for industrial applications including oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  When used in industrial operations, Z Trim’s products can reduce costs, enhance supply-chain reliability, limit environmental impact, and improve finished product quality compared to current products such as guar gum, xanthan gum and other starches used as binders, adhesives, viscofiers or emulsifiers.

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the first nine months of 2012 were up 56% over the first nine months of 2011.  This improvement was primarily due to an increase in Z Trim product sales to large food processors.

On October 17, 2011, the Company entered into a Custom Processing Agreement (“CPA”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.  The CPA provides that ANP will perform certain services related to the Company’s fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The CPA automatically renews at the end of the initial term for an additional two-year term unless either party provides written notice to the other within a specified time frame.  Start-up activities began in the third quarter of 2012, and we expect to have sellable product in the fourth quarter of 2012.  Once production commences, the CPA provides for minimum production volumes of 40,000 lbs per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.  However, due to factors including potential start-up problems, changes in customer demand, inability of parties to perform their obligations and factors outside the Company’s control, the Company cannot assure that production will begin as anticipated or that it will achieve these levels.

On October 8, 2012, the Company announced that the FDA has approved the labeling of Z Trim products in meat applications. Specifically, the FDA has approved the use of Z Trim ingredients in ground, emulsified, and processed meats and poultry.

Conversion of Debt/Preferred Stock to Common Stock

On August 13, 2012, the Company entered into an agreement with its largest shareholder, Brightline Ventures I, LLC (“Brightline”), pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Redeemable Preferred Stock into 7,721,988 shares of the Company’s Common Stock.  In consideration for the foregoing conversion of Series I and II Redeemable Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Redeemable Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company.  The modification indicated above will be offered to the remaining shareholders of both the Series I and II Redeemable Preferred Stock.

On August 15, 2012, Brightline converted $907,120 (including accrued dividends) of Series I Redeemable Preferred Stock into 907,120 shares of the Company’s Common Stock.  In conjunction with this conversion,  Morris Garfinkle, a Director of the Company, also converted $34,800 (including accrued dividends) of Series I Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

In addition, on September 7, 2012, Brightline converted $727,280 (including accrued dividends) of Series I Redeemable Preferred Stock into 727,280 shares of the Company’s Common Stock.

In the first quarter of fiscal 2012, Brightline converted $1,300,000 in principal balance on notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock. As a result, the Company was able to reduce indebtedness for outstanding convertible notes due in 2012 from $1,420,000 to $120,000.  On April 19, 2012, the remaining $120,000 in outstanding convertible notes due in 2012, plus $30,979 in accrued interest, was converted into 150,979 shares of common stock the Company’s Common Stock.  As of September 30, 2012, there was $200,000 of convertible notes outstanding, which are described below.

Issuance of Convertible Notes and Warrants

During the first quarter of fiscal 2012, we secured financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “2012 Notes”) and warrants and received gross proceeds of $200,000.   The 2012 Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the 2012 Notes is convertible at the rate of $1.00 per share into an aggregate of 200,000 shares of our Common Stock.  The interest is payable either upon maturity or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.

The 2012 Notes are secured by a first lien on all of our assets for so long as the Notes remain outstanding.  The 2012 Notes are callable at any time by us, at which time the Investors may choose to either convert such notes into Common Stock or to receive payment in cash.  The Investors also received a five-year warrant, to purchase an aggregate of 100,000 shares of Common Stock per unit with an exercise price of $1.50 per share.  The warrants are also callable in the event that the ten day trailing average closing price per share of Common Stock exceeds $2.99.

During November 2012, the holders of the senior convertible promissory notes agreed to convert the principal balance of their notes outstanding in the amount of $200,000 and accrued interest of $12,056 into 212,056 shares of our Common Stock.  After this conversion, no other convertible notes remain outstanding.

Investment Banking Agreement

On February 17, 2012, we entered into an Investment Banking Agreement (“Investment Banking Agreement”) with Legend Securities, Inc. ("Legend"), pursuant to which Legend agreed to provide business advisory services to us for a period of up to eighteen months with our ability to further extend the term of the Investment Banking Agreement for an additional six months.

In exchange for Legend's services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a warrant for the purchase of five hundred and fifty thousand (550,000) shares of the Company’s Common Stock (the “Legend Warrants”) at an exercise price of $0.71 per share.  The Legend Warrants vest as follows: 91,666 of the Legend Warrants vest on the date of the agreement and then 91,666 of the Legend Warrants vest each ninety (90) day period thereafter.  The Legend Warrants have a term of five years.  The Legend Warrants contain a cashless exercise provision and certain “piggy-back” registration rights, pursuant to which the Company is obligated to register the shares underlying the Legend Warrants under the Securities Act of 1933, as amended (the “Securities Act”), in any future registration statement that is filed by the Company with the U.S. Securities and Exchange Commission.

On July 2, 2012, we entered into a Private Placement of Securities & Advisory Services Agreement (“Private Placement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to act as the Company’s exclusive placement agent in a proposed private placement (the “Offering”) of equity, convertible, debt and/or linked securities (the “Securities”) of the Company up to $10 million.  This agreement will remain in effect until December 31, 2012.

In exchange for Maxim’s services, we agreed to pay Maxim the sum of $10,000 per month and we issued to Maxim 150,000 shares of the Company’s Common Stock.  An additional 350,000 shares of Common Stock would be issued to Maxim upon the completion of a closing that results in the Company receiving a minimum of $10 million.  Also, the Company agrees to pay Maxim a fee of 8% of the gross proceeds received by the Company relating to the issuance of equity Securities to investors.  Finally, the Company would grant to Maxim securities purchase warrants covering 8% of the total number of Securities sold and/or issued in an Offering.  The Warrants would be non-exercisable for six months after the closing date and will expire five years after the closing.  The warrants would be exercisable at a price per share equal to 110% of the price of the Securities paid by investors in connection with the Offering. The Maxim Warrants contain a cashless exercise provision and certain “piggy-back” registration rights, pursuant to which the Company is obligated to register the shares underlying the warrants under the Securities Act, in any future registration statement that is filed by the Company with the U.S. Securities and Exchange Commission.

Issuance of Common Stock

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a Delaware Limited Liability Company (“Brightline Ventures”), pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

On March 29, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 437,380 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $656,070.

On May 8, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 744,711 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $1,117,067.

On August 1, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 417,612 shares of Common Stock, at a price of $1.50 per share and received gross proceeds of $626,417.

On September 10, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 74,200 shares of Common Stock, at a price of $1.50 per share and received gross proceeds of $111,300.

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues

Revenue for the three months ended September 30, 2012 was $411,941, as compared to revenue of $220,025 for the three months ended September 30, 2011.  Our revenue for the three months ended September 30, 2012 and 2011 was entirely attributable to product sales.  The increase in sales is due to increased demand for our products.  Based on current order levels from our customers, we anticipate revenues will continue to increase during the fourth quarter of fiscal 2012 because of increased demand for our products and the addition of production capacity to meet such demand.  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended September 30, 2012 and 2011 was $859,795 and $621,026, respectively, an increase of $238,769 or 38%.  The increase in costs of goods sold is attributable to an increase in the cost of finished goods relating to the increase in goods produced and sold.  If we can further increase our production volume, we believe that this will enable us to allocate our fixed costs over a greater number of finished goods and help  reduce the costs of goods sold in the future to improve margins.  As we commence and ramp-up production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.

Gross Loss

Gross loss for the three months ended September 30, 2012 was $447,854, or approximately 109% of revenues, as compared to gross loss of $401,001, or approximately 182% of revenues for the three months ended September 30, 2011.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2012  consisted  of selling, general and administrative expenses partially offset by a gain on fixed asset disposal.  For the three months ended September 30, 2011 operating expenses consisted entirely of selling, general and administrative expenses.  Operating expenses for the three months ended September 30, 2012 were $1,410,319, an increase of $101,146 or 8% from $1,309,173 for the three months ended September 30, 2011.

The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2012	2011
Stock based compensation expenses	$572,295	$502,044
Salary expenses	278,943	329,133
Professional fees	71,199	45,843
Non-manufacturing depreciation expenses	3,368	23,020
Employment recruiting expenses	419	350
Investor relation expense	226,935	189,583

	$1,153,158	$1,089,973

The increase in stock-based compensation was attributable to an increase in market price for the stock on the dates used to value the unvested portion of the stock-based compensation. In addition, a decrease in the number of employees reduced salary expense in the third quarter of 2012.  Investor relations expense increased for the quarter ended September 30, 2012, as compared to the same period in 2011, due to the issuance of stock-based compensation to our investor relations consultants in 2012.

Operating Loss

Operating loss for the three months ended September 30, 2012 increased to $1,858,173 compared to $1,710,174 for the three months ended September 30, 2011 due to the reasons described above.

Other Income (Expense)

Other expense for the three months ending on September 30, 2012 was $12,329,983, as compared to other income of $1,655,512 for the three months ending on September 30, 2011.  The decrease in other income of $13,985,495 was primarily due to a decrease of $14,290,141 in the change of the fair value of our derivatives.

Net Profit (Loss)

As a result of the above, we reported a net loss of $14,188,156 for the three months ended September 30, 2012,  as compared to a net loss of $54,662 for the three months ended September 30, 2011.

Basic and Diluted  (Loss) per Share

The basic and diluted net loss per share for the three months ended September 30, 2012 was ($0.87) per share, as compared to net loss per share of ($0.08) for the three months ended September 30, 2011 due to the effect of the results described above as well as the offset of additional shares outstanding in 2012 due to the conversion of notes payable into shares of common stock and issuance of common stock in financing transactions.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenues

Revenue for the nine months ended September 30, 2012 was $1,054,214, a 56% increase from $674,951 for the nine months ended September 30, 2011.  Our revenue for the nine months ended September 30, 2012 and 2011 was entirely attributable to product sales.  The increase in sales is due to increased demand for our products.

Cost of Revenues

Cost of revenues for products sold for the nine months ended September 30, 2012 and 2011 was $2,124,840 and $1,875,722, respectively, an increase of $249,118 or approximately 13%.  The increase in costs of goods sold is attributable to an increase in sales partially offset by decreases in direct labor and manufacturing overhead.  If our production volumes continue to increase, we expect to be able to lower our cost of finished goods on a per unit basis because this would allow us to allocate our fixed costs over a greater number of finished goods and result in improved margins.

Gross Loss

Gross loss for the nine months ended September 30, 2012 was $1,070,626, or approximately 102% of revenues, as compared to gross loss of $1,200,771, or approximately 178% of revenues for the nine months ended September 30, 2011.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were $3,353,786, a decrease of $1,411,272 or 30% from $4,765,058 for the nine months ended September 30, 2011.  Operating expenses for the nine months ended June 30, 2012 consisted of selling, general and administrative expenses offset by a gain on a fixed asset disposal.  For the nine months ended September 30, 2011 operating expenses consisted entirely of selling, general and administrative expenses.

The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2012	2011
Stock based compensation expenses	$1,032,267	$1,869,208
Salary expenses	822,950	1,050,035
Professional fees	200,968	199,952
Non-manufacturing depreciation expenses	20,610	68,446
Employment recruiting expenses	16,047	26,846
Investor relation expense	284,990	631,775

	$2,377,832	$3,846,262

The decrease in stock-based compensation was attributable to the fewer employees being granted stock-based compensation and a decrease in market price for the stock on the dates issued. In addition, a decrease in the number of employees reduced salary expense in the period.  Investor relations expense decreased for the nine months ended September 30, 2012, as compared to the same period in 2011, due to a reduction of stock-based compensation to our investor relations consultants in 2012.

Operating Loss

Operating loss for the nine months ended September 30, 2012 decreased to $4,424,412 compared to $5,965,829 for the nine months ended September 30, 2011 due to the reasons described above.

Other Expense

Other expense for the nine months ended on September 30, 2012 was $15,276,770 as compared to other income for the nine months ended September 30, 2011 of $222,894.  The net change of $15,499,664 was primarily due to the period-to-period change in the fair value of our derivatives by $18,143,288 partially offset by a decrease in the interest expense on notes payable of $2,297,026 and the recognition of a loss on derivative settlement in 2011 of $411,192.

Net Loss

As a result of the above, for the nine months ended September 30, 2012 and 2011, we reported a net loss of $19,701,182 and $5,742,935, respectively.

Basic and Diluted (Loss) per Share

The basic and diluted net loss per share for the nine months ended September 30, 2012 was ($1.40) per share, as compared to net loss per share of ($0.71) for the nine months ended September 30, 2011 due to the effect of the results described above as well as the offset of additional shares outstanding in 2012 due to the conversion of notes payable into shares of common stock and issuance of common stock in financing transactions.

Liquidity and Capital Resources

As of September 30, 2012, we had a cash balance of $477,148, an increase from a balance of $313,073 at December 31, 2011.  At September 30, 2012, we had a working capital deficit of $23,530,925, an increase in the working capital deficit from $12,009,724 as of December 31, 2011.   The difference in working capital deficit was primarily because of an increase in the derivative liability of $13,560,490 in the first nine months of 2012 partially offset by an increase in current assets and reduction in the current portion of the convertible notes payable.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  During the first nine months of 2012, the Company received a total of $2,978,172 in proceeds from the sale of common stock and $200,000 in proceeds from the sale of convertible notes. To successfully grow our business, our management believes it must improve our cash position through greater and sustainable sales of our product lines, and increase the productivity and efficiency of the production process.  However, such an increase would depend on sustained or increased levels of purchases by existing and new customers and actual realization of our customers’ current demand levels, all of which cannot be assured.

In the first quarter of fiscal 2012, Brightline decided to convert $1,300,000 in principal balance on notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock. As a result, the Company was able to reduce indebtedness for outstanding convertible notes due in 2012 from $1,420,000 to $120,000.  On April 19, 2012, the remaining $120,000 in outstanding convertible notes due in 2012, plus $30,979 in accrued interest, was converted into 150,979 shares of the Company’s Common Stock.  As of September 30, 2012, we have $200,000 worth of convertible notes that remain outstanding, and which come due in 2014.

On August 15, 2012, Brightline converted $907,120 (including accrued dividends) of Series I Redeemable Preferred Stock into 907,120 shares of the Company’s Common Stock.  In conjunction with this conversion,  Morris Garfinkle, a Director of the Company, also converted $34,800 (including accrued dividends) of Series I Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

In addition, on September 7, 2012, Brightline converted $727,280 (including accrued dividends) of Series I Redeemable Preferred Stock into 727,280 shares of the Company’s Common Stock.

As of September 30, 2012, the Company had $6,623,288 worth of Series I and II Redeemable Preferred Stock outstanding, of which $3,236,591 matures during 2012 and the remaining $3,386,697 matures during 2013.

On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with ANP in order to provide the Company with a partner for future manufacturing initiatives.  Under the terms of the Agreement, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of September 30, 2012, we loaned all $500,000 to ANP under the line of credit.  This extension of credit to ANP  had  a material adverse impact on the Company's cash resources.  For this reason, we are seeking to raise additional capital in 2012. The Company cannot provide any assurances of the availability of future financing or the terms on which it might be available.  In the absence of such financing, we likely would not have available funds to redeem securities which come due.  Therefore, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

The Company’s warrants issued in 2008 through 2011 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities increased to $24,591,922 at September 30, 2012 from $11,031,432 at December 31, 2011. The change in derivative fair value during the nine months ended September 30, 2012 resulted in other expense of $15,216,422.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $164,075 net increase in cash during the nine months ended September 30, 2012 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the nine month period ended September 30:

	2012	2011
Cash used for operating activities	$(3,297,443)	$(3,180,409)
Cash provided by (used for) investing activities	110,000	(852,392)
Cash provided by financing activities	3,351,518	3,170,052

Increase (Decrease) in cash	$164,075	$(862,749)

Cash used in operating activities was $3,297,443 for the nine month period ended September 30, 2012, compared to $3,180,409 for the nine month period ended September 30, 2011.  Net losses of $19,701,182 and $5,742,935 for the nine months ended September 30, 2012 and 2011, respectively, were the primary reasons for our negative operating cash flow in both years.  The Company’s negative operating cash flows for the nine months ended September 30, 2012 and 2011 was partially offset by the effect of non-cash charges to income, such as depreciation, changes in the fair value of the derivative liability, amortization on debt discount and stock-based compensation.

Cash provided by investing activities was $110,000 for the nine month period ended September 30, 2012, compared to cash used for investing activities of $852,392 for the nine month period ended September 30, 2011.  Investing activities in 2012 included the sale of fixed assets as compared to investing activities for the comparable period in 2011, which consisted entirely of purchases of equipment for our manufacturing plant.

Cash provided by financing activities was $3,351,518 for the nine month period ended September 30, 2012, compared to $3,170,052 for the nine month period ended September 30, 2011.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  Proceeds from the combined sale of convertible debt, preferred stock and common stock totaled $3,351,518 and $3,330,052 for the first nine months of 2012 and 2011, respectively.  During the nine month period ended September 30, 2011,  the Company made a $160,000 principal payment on outstanding debt.

Commitments/Contingencies:

Debt Instruments and Redeemable Preferred Stock.  Our disclosures regarding our obligations under debt instruments and Redeemable Preferred Stock are located in various parts of our regulatory filings.  Information in the following table provides a summary of our outstanding obligations and Redeemable Preferred Stock as of September 30, 2012:

		Payments Due by Fiscal Year
Obligation	9/30/12	2012	2013	2014
2012 Convertible Notes	$200,000	$-	$-	$200,000
2010 Redeemable Preferred Stock	3,296,591	3,236,591	60,000	-
2011 Redeemable Preferred Stock	3,326,697	-	3,326,697	-

Total Obligations	$6,823,288	$3,236,591	$3,386,697	$200,000

On August 13, 2012, the Company entered into an agreement with Brightline  pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Redeemable Preferred Stock into 7,721,988 shares of the Company’s Common Stock.  In consideration for the foregoing conversion of Series I and II Redeemable Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Redeemable Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company.  The modification indicated above will be offered to the remaining shareholders of both the Series I and II Redeemable Preferred Stock.

On August 15, 2012, Brightline converted $907,120 (including accrued dividends) of Series I Redeemable Preferred Stock into 907,120 shares of the Company’s Common Stock.  In conjunction with this conversion,  Morris Garfinkle, a Director of the Company, also converted $34,800 (including accrued dividends) of Series I Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

In addition, on September 7, 2012, Brightline converted $727,280 (including accrued dividends) of Series I Redeemable Preferred Stock into 727,280 shares of the Company’s Common Stock.

As a result of these conversions, the Company has obligations outstanding under the Series I and II Redeemable Preferred Stock, of which $3,236,591 come due in 2012 and the remaining $3,386,697 matures in 2013.  Of these amounts, Brightline is owed $2,986,591 of the 2012 maturities and $3,326,697 of the 2013 maturities.   If the holders of the remaining outstanding shares of Series I and II Redeemable Preferred Stock decide not to convert their securities to common stock, the Company will have an obligation to redeem the shares of Series I and II Redeemable Preferred Stock for cash.  In such case, the Company would have to find sources of cash to repay such investors and there can be no assurance such resources will be available.  If the Company was forced to repay the such investors in cash, this need for funds would have a material adverse impact on the Company’s business operations, financial condition and prospects, would threaten its ability to operate as a going concern.

Capital Expenditures.  At September 30, 2012, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in March 2013 and monthly rental payments are $21,000, exclusive of property taxes.  The Company has the ability to terminate the lease by providing 60 days’ notice to the landlord.

Litigation.  In July 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The pleadings are still at issue and discovery is underway.  Thus, the outcome is unknown as of the report date.

In December 2011, the Company was served with a complaint by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  The pleadings of the matters are still at issue and discovery is underway.  Thus, the outcome is unknown as of the report date.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as set forth above, during the three months ended September 30, 2012, there have been no material developments our previously disclosed legal proceedings.

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

On August 1, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 417,612 shares of Common Stock, at a price of $1.50 per share and received gross proceeds of $626,417.  On September 10, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 74,200 shares of Common Stock, at a price of $1.50 per share and received gross proceeds of $111,300.  These shares were offered and sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these securities.  These shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3.	Exhibits.

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date: November 13, 2012	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date: November 13, 2012	/s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.

Form 10-Q for Quarter Ended September 30, 2012

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

1.01 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited)
	9/30/2012	12/31/2011

Current Assets
Cash and cash equivalents	$477,148	$313,073
Accounts receivable	434,349	315,277
Inventory	226,454	256,842
Prepaid expenses and other assets	154,566	120,475

Total current assets	1,292,517	1,005,667

Long Term Assets
Letter of Credit	$516,218	$85,215
Property and equipment, net	2,609,276	3,188,998

Total long term assets	3,125,494	3,274,213

TOTAL ASSETS	$4,418,011	$4,279,880

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS (CONTINUED)

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	9/30/2012	12/31/2011

Current Liabilities
Accounts payable	$108,053	$214,632
Accrued expenses and other	87,289	351,460
Accrued Liquidated Damages	36,178	36,178
Derivative Liabilities	24,591,922	11,031,432
Current portion of Convertible Notes Payable, Net	-	108,122
Current portion of Convertible Notes Payable to Related Party, Net	-	1,273,567
Total Current Liabilities	24,823,442	13,015,391

Long term portion of Convertible Notes Payable, Net	170,808	-

Total Liabilities	24,994,250	13,015,391

Commitment & Contingencies
Dividends payable	884,041	650,616
Convertible, Redeemable Preferred Stock Preferred Stock Series I, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 659,318 shares at September 30, 2012 and 947,058 shares at December 31, 2011	3,296,591	4,735,291
Convertible, Redeemable Preferred Stock Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 665,339 shares, September 30, 2012 and December 31, 2011, respectively	3,326,697	3,326,697
Discount on Preferred Stock	(1,145,936)	(4,853,776)
Net Preferred Stock	5,477,352	3,208,212

Total Commitment & Contingencies	6,361,393	3,858,828

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 20,328,745 and 14,139,621 shares, September 30, 2012 and December 31, 2011, respectively	1,016	707
Additional paid-in capital	96,620,008	91,262,428
Accumulated deficit	(123,558,656)	(103,857,474)

Total Stockholders' Equity (Deficit)	(26,937,632)	(12,594,339)

TOTAL LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$4,418,011	$4,279,880

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
REVENUES:
Products	$411,941	$220,025	$1,054,214	$674,951
Total revenues	411,941	220,025	1,054,214	674,951

COST OF REVENUES:
Products	859,795	621,026	2,124,840	1,875,722
Total cost of revenues	859,795	621,026	2,124,840	1,875,722

GROSS MARGIN	(447,854)	(401,001)	(1,070,626)	(1,200,771)

OPERATING EXPENSES:
Selling, general and administrative	1,459,420	1,309,173	3,402,887	4,765,058
(Gain) on asset disposals, net	(49,101)	-	(49,101)	-
Total operating expenses	1,410,319	1,309,173	3,353,786	4,765,058

OPERATING LOSS	(1,858,173)	(1,710,174)	(4,424,412)	(5,965,829)

OTHER INCOME (EXPENSES):
Rental and other income	-	90	4,225	3,165
Interest income	6,989	1,550	16,225	4,968
Interest expense - Other	-	-	(107)	-
Interest expense - Note Payable	(8,543)	(307,840)	(66,724)	(2,363,750)
Gain on Liquidating Damages	-	-	-	74,850
Change in Fair Value - Derivative	(12,328,429)	1,961,712	(15,216,422)	2,926,866
Loss on Derivative Settlement	-	-	-	(411,192)
Settlement (loss) gain	-	-	(13,967)	(12,013)
Total other income (expenses)	(12,329,983)	1,655,512	(15,276,770)	222,894

LOSS FROM CONTINUING OPERATIONS	$(14,188,156)	$(54,662)	$(19,701,182)	$(5,742,935)

NET LOSS	$(14,188,156)	$(54,662)	$(19,701,182)	$(5,742,935)

Less Preferred Dividends	$142,281	$164,763	$463,924	$432,680
Accretion of Discount of Preferred Stock	$1,544,690	$840,225	$3,707,840	$2,041,209

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,875,127)	$(1,059,650)	$(23,872,946)	$(8,216,824)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.87)	$(0.08)	$(1.40)	$(0.71)

Weighted Average Number of Shares Basic and Diluted	18,250,072	13,216,264	17,061,903	11,574,689

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,701,182)	$(5,742,935)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options vested	1,032,267	1,869,207
Preferred and common shares issued for director fees	160,000	201,400
Shares & warrants issued for services	161,250	563,713
Amortization on debt discount	49,626	2,048,812
Depreciation	518,824	526,074
Gain on disposal of equipment	(49,101)	-
Change in derivative liability, net of bifurcation	15,216,422	(2,515,674)
Gain on liquidating damages	-	(74,850)
Changes in operating assets and liabilities:
Accounts receivable	(119,072)	13,463
Inventory	30,388	(264,072)
Prepaid expenses and other assets	(34,090)	(65,939)
Letter of credit	(431,003)	-
Accounts payable and accrued expenses	(131,772)	260,392
CASH USED FOR OPERATING ACTIVITIES	(3,297,443)	(3,180,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(852,392)
Proceeds from sale of fixed assets	110,000	-
CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES	110,000	(852,392)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	-	3,326,697
Proceeds from sale of common stock	2,978,172	3,355
Proceeds from exercise of stock options	9,526	-
Proceeds from exercise of warrants	163,820	-
Borrowing on debt	200,000	-
Principal payment on debt	-	(160,000)
CASH PROVIDED BY FINANCING ACTIVITIES	3,351,518	3,170,052
NET INCREASE (DECREASE) IN CASH	164,075	(862,749)

CASH AT BEGINNING OF PERIOD	313,073	2,327,013
CASH AT THE PERIOD ENDED SEPTEMBER 30	$477,148	$1,464,264

Supplemental Disclosures of Cash Flow Information:
Cashless exercise of warrants	$6	$-
Cashless exercise of options	$1	$-
Note payable conversion	$1,658,979	$4,605,916
Preferred stock conversion	$1,669,200	$-
Discount on preferred stock	$-	$3,386,697
Amortization on preferred stock discount	$3,707,840	$2,041,209
Change in derivative liability due to exercise of warrants	$-	$34,388
Change in derivative liability due to conversion of note payable	$48,619	$2,271,889
Change in derivative liability due to conversion of preferred stock	$1,607,313	$-
Dividends payable	$463,924	$432,680
Unvested shares returned by vendor	$2	$-
Discount on convertible debt due to attached warrants	$40,508	$-

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
September 30, 2012

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a working capital deficit of $23,530,925 and an accumulated net loss equal to $123,558,656 as of September 30, 2012. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at September 30, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results for nine months ended September 30, 2012 may not be indicative of results for the year ending December 31, 2012 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of September 30, 2012 and December 31, 2011 the allowance for doubtful accounts is $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $477,148 in cash at September 30, 2012 and $313,073 in cash at December 31, 2011.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2012, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at September 30, 2012 was $24,591,922 compared to $11,031,432 as of December 31, 2011.  The change in fair value for the nine months ended September 30, 2012 was ($15,216,422) compared to $2,926,866 for the nine months ended September 30, 2011. The loss on derivative for the nine months ended September 30, 2012 was $0 compared to $411,192 for the nine months ended September 30, 2011. See also Note 11 herein.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the three months ended September 30, 2012 and 2011 was $12,604 and $7,197, respectively.  The amount for the nine months ended September 30, 2012 and 2011 was $22,206 and $13,869, respectively.

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

Stock Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $1,032,267 and $1,869,207 for the nine months ended September 30, 2012 and 2011, respectively.

New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

NOTE 4 – INVENTORY

At September 30, 2012 and December 31, 2011, inventory consists of the following:

	9/30/2012	12/31/2011
Raw materials	$64,387	$77,942
Packaging	5,262	4,063
Work-in-process	4,573	-
Finished goods	152,232	174,837

	$226,454	$256,842

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At September 30, 2012 and December 31, 2011,  property and equipment, net consists of the following:

	9/30/2012	12/31/2011
Production, engineering and other equipment	$6,426,432	$6,702,194
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,074,040	$10,349,802
Accumulated depreciation	$(7,464,764)	$(7,160,804)
Property and equipment, net	$2,609,276	$3,188,998

Depreciation expense was $167,907 and $188,796 for the three months ended September 30, 2012 and September 30, 2011, respectively.  Depreciation expense was $518,824 and $526,074 for the nine months ended September 30, 2012 and 2011, respectively.  During 2012, the Company sold equipment with a net book value of $60,899 for a total of $110,000.  The Company recognized a gain of $49,101 with respect to such sale of equipment.

NOTE 6 – LETTER OF CREDIT

On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.

The Agreement provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The Agreement automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  Production pursuant to the Agreement is anticipated to begin during October, 2012.  Once production commences, the Agreement provides for minimum production volumes of 40,000 lbs per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.

In addition, the Company has agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.   The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of September 30, 2012 we loaned a total of $500,000 and accrued interest on the advance was $16,218.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At September 30, 2012 and December 31, 2011 accrued expenses consist of the following:

	9/30/2012	12/31/2011
Accrued payroll and taxes	$59,855	$29,153
Accrued settlements	-	62,500
Accrued interest	10,608	232,490
Accrued expenses and other	16,826	27,317

	$87,289	$351,460

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2012, the Company had $200,000 worth of convertible notes outstanding, which will mature in 2014.

During the first quarter of fiscal 2012, we secured financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “Notes”) and warrants and received gross proceeds of $200,000.   The Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the Notes is convertible at the rate of $1.00 per share into an aggregate of 200,000 shares of our common stock, $.00005 par value (the “Common Stock”).  The interest is payable either upon maturity of the Notes or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.  Attached to the Notes are warrants that entitle the Investor to purchase a specified number of shares of common stock of the Company at a price of $1.50 per share within five years.  The warrants value is discounted against the Notes and is being amortized as interest expense using the effective interest method over the term of the Notes. The valuation of the related discount for the warrants was calculated using the Black Scholes model and was equal to $40,508. The key inputs to the model were the number of warrants of 100,000, share prices on the grant dates of $0.59 and $0.70, exercise price of $1.50, terms of 5 years, volatilities of 98.16 and 103.66%, and discount rates of 0.91% and 0.88%. As of September 30, 2012, the amount of debt discount, net of amortization, was $29,192.

Amortization on Convertible Notes

For the nine months ended September 30, 2012 and 2011, the Company recorded amortization on debt discounts in the amount of $49,626 and $2,048,812, respectively. The warrants value and the beneficial conversion value are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes. The total debt discount as of September 30, 2012 and December 31, 2011, was $29,192 and $38,311, respectively, net of total amortization.

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

As of September 30, 2012, the Company accrued dividends of $884,041 compared to $650,616 as of December 31, 2011.

For the nine months ended September 30, 2012 and 2011, the Company recorded amortization of the preferred stock discount of $3,707,840 and $2,041,209, respectively.

On August 15, 2012, Brightline converted $907,120 (including accrued dividends) of Series I Redeemable Preferred Stock into 907,120 shares of the Company’s Common Stock.  In conjunction with this conversion,  Morris Garfinkle, a Director of the Company, also converted $34,800 (including accrued dividends) of Series I Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

In addition, on September 7, 2012, Brightline converted $727,280 (including accrued dividends) of Series I Redeemable Preferred Stock into 727,280 shares of the Company’s Common Stock.

As of September 30, 2012, there were 659,318 shares of Series I Preferred Stock outstanding, convertible into 3,296,591 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 474,265 shares of common stock.

As of September 30, 2012, there were 665,339 shares of Series II Preferred Stock outstanding, convertible into 3,326,697 shares of common stock, exclusive of dividends, which are also convertible into common stock. Accrued dividends payable are convertible in 409,776 shares of common stock.

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

Our derivative liabilities increased to $24,591,922 at September 30, 2012 from $11,031,432 at December 31, 2011.  The change in fair value during the nine months ended September 30, 2012 was ($15,216,422) as compared to $2,926,866 for the nine months ended September 30, 2011.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Common stock warrants	$17,517,142	$8,829,215

Embedded conversion features -part of note discount or preferred stock	7,074,780	2,202,217

Total	$24,591,922	$11,031,432

Beginning Balance	$11,031,432	$13,528,355
Bifurcated Amount	-	3,386,697
Change in Derivative Liability	15,216,421	(3,396,298)
Change in Derivative Liability - Conversion	(1,655,931)	(2,487,322)

Total	$24,591,922	$11,031,432

NOTE 12 – EQUITY

Common Stock Issued from Private Placements

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

On March 29, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 437,380 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $656,070.

On May 8, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, a pursuant to which we sold 744,711 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $1,117,067.

On August 1, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 417,612 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $626,417.

On September 10, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 74,200 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $111,300.

Common Stock Issued from Conversion of Preferred Stock

On August 15, 2012, Brightline converted $907,120 (including accrued dividends) of Series I Redeemable Preferred Stock into 907,120 shares of the Company’s Common Stock.  In conjunction with this conversion,  Morris Garfinkle, a Director of the Company, also converted $34,800 (including accrued dividends) of Series I Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

In addition, on September 7, 2012, Brightline converted $727,280 (including accrued dividends) of Series I Redeemable Preferred Stock into 727,280 shares of the Company’s Common Stock.

Common Stock Issued from the Exercise of Stock Options  on a Cash/Cashless Basis

For the three months ended March 31, 2012, no options were exercised for cash.

During the three months ended June 30, 2012, an employee of the Company purchased 2,500 shares of Common Stock pursuant to the Stock Option Plan at $0.65 per share.  Gross proceeds received by the Company were $1,625.

During the three months ended September 30, 2012, current and former employees purchased shares of Common Stock pursuant to the Stock Option Plan at amounts between $0.65 and $1.01 per share.  The cash exercise of these options was for 12,100 shares of Common Stock and the company received gross proceeds of $7,901.

During the first and second quarters of 2012, there were no stock options exercised on a cashless basis.

During the three months ended September 30, 2012, a former employee exercised options on a cashless basis and acquired 12,172 shares of Common Stock.

For the nine months ended September 30, 2011, there were no stock options exercised on a cash or cashless basis.

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

Common Stock Issued for Services

On July 2, 2012, we entered into a Private Placement of Securities & Advisory Services Agreement with Maxim Group LLC, pursuant to which Maxim agreed to act as the Company’s exclusive placement agent in a proposed private placement of equity, convertible, debt and/or linked securities of the Company up to $10 million.  This agreement will remain in effect until December 31, 2012.

In exchange for Maxim’s services, we agreed to pay Maxim with 150,000 shares of the Company’s Common Stock  valued at $150,000 for purposes of this agreement, as well as $10,000 per month for the duration of this agreement.  An additional 350,000 shares of Common Stock would be issued to Maxim upon the completion of a closing that results in the Company receiving a minimum of $10 million.  Also, the Company would grant to Maxim securities purchase warrants (the “Warrants”) covering 8% of the total number of Securities sold and/or issued in an Offering.  The Warrants would be nonexercisable for six months after the Closing date and will expire five years after the Closing.  The Warrants would be exercisable at a price per share equal to 110% of the price of the Securities paid by investors in connection with the Offering. The Maxim Warrants contain a cashless exercise provision and certain “piggy-back” registration rights, pursuant to which the Company is obligated to register the shares underlying the Maxim Warrants under the Securities Act of 1933, as amended (the “Securities Act”), in any future registration statement that is filed by the Company with the U.S. Securities and Exchange Commission.

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

On April 12, 2011, the Company entered into an Agreement for Services with AIM Capital Corporation, pursuant to which AIM agreed to provide public relations services to us for a period of twelve months. In exchange for AIM’s services, we agreed to pay Aim an annual fee of 125,000 shares of common stock which vest as follows: 50,000 upon execution of agreement, 25,000 on the 90th day following this agreement, 25,000 on the 180th day following this agreement, and 25,000 on the 270th day following this agreement. The agreement also provides that should either party terminate this agreement, AIM shall be entitled to keep all vested shares as of the date of termination, plus any pro rata amount of shares based on the termination date.  As of June 30, 2012 all shares have vested to the benefit of AIM.  During the nine months ended September 30, 2012 the Company recognized an expense of $11,250 for the remaining vested shares.

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

Common Stock Issued from the Exercise of  Warrants on a Cash/Cashless Basis

During the first and second quarters of 2012, there were no warrants exercised for cash.

For the three months ended September 30, 2012, 390,923 warrants were exercised and the company received gross proceeds of $163,820.

For the nine months ended September 30, 2011, 56,489 warrants were exercised and the company received gross proceeds of $3,354.

We have not issued any shares of Common Stock on the cashless exercise of warrants during the first and second quarters of 2012.

During the three months ended September 30, 2012, 111,002 shares of Common Stock were issued due to the cashless exercise of warrants.

For the nine months ended September 30, 2011 no shares of Common Stock were issued on the cashless exercise of warrants.

NOTE 13 – STOCK OPTION PLAN AND WARRANTS

The Company has a Stock Option Plan (the Plan) effective January 2, 1999 and amended in 2002 and 2004, which provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options as of September 30, 2012 and December 31, 2011 is as follows:

	9/30/2012		12/31/2011
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,645,202	$1.10	3,484,833	$0.66
Granted	2,196,775	$0.66	2,298,702	$1.21
Exercised	(44,600)	$1.19	-	$-
Expired and Cancelled	(40,000)	$0.86	(138,333)	$2.18
Outstanding at end of period	7,757,377	$0.98	5,645,202	$1.10

Exercisable at end of period	6,999,953	$1.02	5,317,003	$1.13

During the nine months ended September 30, 2012, the Company granted 2,196,775 options.  Stock based compensation for the three and nine months ended September 30, 2012 was $572,295 and $1,032,267, respectively.  As of September 30, 2012, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $509,212, of which $212,527 will be recognized in the fourth quarter of  FY 2012 .

During the nine months ended September 30, 2011, the Company granted 2,058,702 options.  The total fair value of options vested during the first nine months of 2011 was $1,869,207.

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

9/30/2012
Weighted average fair value per option granted	$0.38
Risk-free interest rate	0.34- .42%
Expected dividend yield	0.00%
Expected lives	2.5996
Expected volatility	98-103%

As of September 30, 2012, the Company had reserved 20.0 million shares for issuance under the Plan.  As of September 30, 2012, the Company had 6,922,567 options available for grant under the Plan. (20,000,000 less 7,757,377 options less 501,800 director shares less 4,818,256 options exercised = 6,922,567).

Stock options outstanding at September 30, 2012 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	7,547,377	3.3	$1.17	6,789,953
$1.51-$3.00	210,000	2.4	$1.49	210,000
	7,757,377	3.5	0.99	6,999,953

Warrants

As of September 30, 2012, the Company has warrants outstanding to purchase 23,604,781, shares of the Company’s common stock, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through February 2017.    There were 650,000 warrants issued in the nine month period ended September 30, 2012.  The summary of the status of the warrants issued by the Company as of September 30, 2012 and December 31, 2011 are as follows:

	9/30/2012		12/31/2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	23,736,108	$1.55	18,779,753	$1.59
Granted	650,000	$0.83	5,130,046	$1.66
Exercised	(390,923)	$0.42	(56,489)	$0.06
Cashless Exercises	(206,511)	$0.86	-
Expired and Cancelled	(183,893)	$14.73	(117,202)	$13.72
	23,604,781		23,736,108

Outstanding, end of period	23,604,781	$1.45	23,736,108	$1.55

Exercisable at end of period	23,604,781	$1.45	23,736,108	$1.55

During the first and second quarters of 2012, investors did not exercise any warrants.  During the three months ended September 30, 2012 investors exercised 390,923 warrants for cash with the Company receiving gross proceeds of $163,820.  Also, during the same period investors exercised 206,511 warrants on a cashless basis which resulted in the issuance of 111,002 shares of Common Stock.

During the first nine months of 2011, investors exercised 56,489 warrants.

NOTE 14 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were two significant customers that accounted for greater than 10% (each) of sales for the nine months ended September 30, 2012. These two customers accounted for 33% and 26% of total net sales.   In addition, there were  three significant customers  that accounted for greater than 10% (each) of accounts receivable for the quarter ended September 30, 2012. These customers accounted for 53%, 13% and 13% of the accounts receivable as of September 30, 2012.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At September 30, 2012 and December 31, 2011, $477,148 and $313,073, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

For the nine months ended September 30, 2012 and 2011, respectively, the Company recognized rent expense of $189,000 and $250,986. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2012	$63,000
2013	63,000
2014	-
2015	-
2016	-
$126,000

NOTE 16 – PENDING LITIGATION/ CONTINGENT LIABILITY

In July 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim. The outcome of this matter is unknown as of September 30, 2012.

In December 2011, the Company was served with a complaint by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a Mechanics Lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  The outcome of this matter is unknown as of September 30, 2012.

NOTE 17 – RELATED PARTY TRANSACTIONS

In 2012, the Company’s non-executive Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to receive 59,700 shares of common stock in lieu of $40,000 of their Directors’ fees.

On August 15, 2012, Morris Garfinkle, a Director of the Company, converted $34,800 (including accrued dividends) of Series I Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

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

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 311,545 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $467,318.

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

On September 10, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, LLC, pursuant to which we sold 74,200 shares of Common Stock, for a price of $1.50 per share and received gross proceeds of $111,300.

On August 15, 2012, Brightline converted $907,120 (including accrued dividends) of Series I Redeemable Preferred Stock into 907,120 shares of the Company’s Common Stock.

On September 7, 2012, Brightline converted $727,280 (including accrued dividends) of Series I Redeemable Preferred Stock into 727,280 shares of the Company’s Common Stock.

The Company does not have a written policy with respect to related party transactions.  However, all such transactions are reviewed and approved by the Board of Directors prior to finalization.

NOTE 18 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2012.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 19 – SUBSEQUENT EVENTS

On October 4, 2012, we issued 25,424 shares of Common Stock to a former employee that exercised options on a cashless basis.

On October 12, 2012, we entered into a private placement subscription agreement with an Investor, pursuant to which we sold 132,000 shares of Common Stock, for a price of $2.25 per share and received gross proceeds of $297,000.

Subsequent to September 30, 2012, we issued 24,616 shares of Common Stock as a result of warrants being exercised and the company received gross proceeds of $31,616.

Subsequent, to September 30, 2012, 74,728 shares of Common Stock were issued due to the cashless exercise of warrants.

On October 22, 2012, we entered into a private placement subscription agreement with an Investor, pursuant to which we sold 22,500 shares of Common Stock, for a price of $2.25 per share and received gross proceeds of $50,625.

On October 25, 2012, we entered into private placement subscription agreements with two Investors, pursuant to which we sold 22,222 shares of Common Stock, for a price of $2.25 per share and received gross proceeds of $50,000.

On October 31, 2012, we issued 33,710 shares of Common Stock to a former employee that exercised options on a cashless basis.

During November 2012, the Investors of the senior convertible promissory notes agreed to convert the principal balance of their notes outstanding in the amount of $200,000 and accrued interest of $12,056 into 212,056 shares of our Common Stock.  After this conversion, no other convertible notes remain outstanding.