Form 10-K
period 2012-12-31
Z TRIM HOLDINGS, INC
filed 2013-03-29
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($1.74) of the registrant’s most recently completed fiscal year was:  $21,490,476.

The number of shares of our common stock outstanding as of March 29, 2013 was 31,928,750

Documents Incorporated by Reference:  None.

“Safe Harbor” Cautionary Statement Under the Private Securities Litigation Report Act of 1995:

The statements contained in this Form 10-K that provide guidance or are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:

- our history of operating losses and our inability to achieve or guarantee profitable operations in the future or to continue operations;
- risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;
- the risk that we will be unable to pay our debt obligations as they become due or that we will be able to find sufficient financing to fund our operations;
- risk that there will not be market acceptance of our products;
- our plans for commercialization of our products;
- possible problems in implementing new relationships or the failure to achieve the desire benefits from such relationships;
- our reliance on a limited number of product offerings;
- our product development efforts, including risk that we will not be able to produce our products in a cost-effective manner;
- our dependence on a small number of manufacturing facilities, including our toll manufacturer;
- our ability to secure new customers, maintain our current customer base and deliver product on a timely basis;
- our dependence on a small concentration of customers;
- possible issuances of common stock subject to options, warrants and other securities that may dilute the interest of stockholders, and/or future exercise of such options and warrants;
- our ability to protect technology through patents;
- our ability to protect our proprietary technology and information as trade secrets and through confidentiality agreements or other similar means;
- competition from larger, more established companies with far greater economic and human resources;
- fluctuations in the availability of raw materials and the price for agricultural products;
- the effect of changes in the pricing and margins of products;
- the potential loss of key personnel or other personnel disruptions;
- possible product recalls due to adulteration of products or materials, future regulatory action, or other concerns;
- our ability to comply with all government regulation and retain favorable regulatory status, such as GRAS status, of our products and ingredients;
- sufficient voting power by one large stockholder to make corporate governance decisions that could have significant effect on us and the other stockholders;
- our nonpayment of dividends to common stockholders and lack of plans to pay dividends to common stockholders in the future;
- our need for additional financing;
- our ability to successfully defend future litigation, including possible claims related to products liability and infringement of intellectual property;
- future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital;
- our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock;
- our stock is classified as a penny stock and subject to additional regulation as such; and
- our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float and potential for short sales of our stock.

In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

PART I

ITEM 1.  BUSINESS.

Overview

Z Trim Holdings, Inc. was incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.  The Company has no operating subsidiaries.  Z Trim Holdings, Inc. is a bio-technology company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing and other industries.   The Company currently sells a line of products to the food industry that can help manufacturers reduce their costs, improve the quality of finished goods, and also help solve many production problems.  The Company’s innovative technology provides value-added ingredients across virtually all food industry categories.  These all-natural products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

The Company, through an exclusive license to technology patented by the United States Department of Agriculture, has developed products that manage moisture to help reduce production costs and improve nutritional value in finished foods, while maintaining the essential taste and mouth-feel associated with full-fat products.  The global market for Z Trim’s line of products spans the entire food and nutritional beverage industry, including fat-free, low-fat, reduced-fat and full-fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

We currently manufacture our products at two different facilities, including our original facility and one owned by our toll manufacturer, Aveka Nutra Processing (“ANP”). Our original facility is a prototype plant, and being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer separation technologies and thereby optimize plant output.  In 2011, the Company and ANP entered into a tolling agreement, providing that ANP would build a facility capable of producing a minimum of 100,000 pounds per month of Z Trim ingredients, with the capability of scaling up to 1 million pounds per month.  In late 2012, the ANP facility began to make Z Trim products and was in the process of ramping up to achieve initial, contracted-for capacity.

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

In January 2013, the Company entered into a joint development agreement with Newpark Drilling Fluids LLC, a subsidiary of Newpark Resources, Inc., to develop new, environmentally-friendly drilling fluids that incorporate Z Trim's proprietary industrial materials that could replace products such as guar and xanthan gums in drilling applications.

Products

The Company’s core product portfolio of multifunctional food ingredients includes Corn Z Trim® (both GMO and non-GMO) and Oat Z Trim®. The superior water-holding capacity and amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, oil deflection, texture and appearance quality, fat and calorie reduction. Perhaps most significantly, these attributes allow manufacturers using Z Trim to reduce costs of finished products by replacing more expensive ingredients with Z Trim fiber and water.  Z Trim® is now being used by food manufacturers world-wide, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and are increasingly discovering how Z Trim® multifunctional ingredients can help to delight their consumers with finished products that the Company believes have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

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

The Company currently manufactures and markets Z Trim® products as cost-competitive ingredients that help improve the food industry’s ability to deliver on its promises of quality, taste, and healthfulness. The Company’s primary goal is to establish Z Trim as an important ingredient in the evolution of the food industry and consumer expectations.

The Company began manufacturing non-GMO corn products in early 2013 with the intent to meet potentially expanding domestic and international demand.  On February 6, 2013, the Company announced that it had recorded its first sales of such products.

In 2012, the Company opened an industrial division seeking to serve a variety of industries, including, but not limited to, oil drilling, hydraulic fracturing, petroleum coking, pharmaceuticals, nutracuticals, paper and corrugated box adhesives, and others.  The Company is developing products from its patented technologies to make value-added ingredients from low-cost agricultural sources to serve these industries.

In February 2013, the Company announced its first sale of industrial grade Bio-Fiber Gum for use in the petroleum coke industry.

Product Distribution

The Company is developing its food ingredient market through (i) direct and brokered sales to major food manufacturers, as well as small and mid size companies for packaged retail foods, and (ii) direct and brokered sales to large and small foodservice manufacturers that supply to restaurants, hospitals, schools and cafeterias. In addition to direct sales, we use a network of ingredient distributors, both domestic and international, to distribute our products.

In November 2011, Skidmore Sales and Distributing added Z Trim® Ingredients to its broad specialty product portfolio, thereby providing food manufacturers in the Midwest and Atlantic marketplaces easier access to the multi-functional benefits of Z Trim® Ingredients.  Skidmore Sales and Distributing presently services over 3,000 customers in the Midwest and Atlantic regions of the United States.  Skidmore is one of the nation’s leading distributor and broker to food processors and manufacturers, offering over 2,500 ingredients from over 150 suppliers.   The Company cannot provide assurance that this relationship will be successful or result in improved sales results.

As mentioned above, in January 2013, the Company entered into a joint development agreement with Newpark Drilling Fluids LLC, a subsidiary of Newpark Resources, Inc., to develop new, environmentally-friendly drilling fluids that incorporate Z Trim's proprietary industrial materials that could replace products such as guar and xanthan gums in drilling applications.  The Company cannot provide assurance that this relationship will be successful or result in improved sales results.

Competition

Z Trim® ingredients compete with a wide variety of hydrocolloids and other fiber ingredients.  Within the food industry, depending on the food application, required functional properties and product development objectives, competitive ingredients might include gums (e.g., guar, xanthan, locust bean, and Arabic), seaweed extracts (e.g., alginates, carrageenan), starches (native, modified and resistant), and fibers (e.g., oat bran, corn bran, pea fiber, potato fiber).  Most of these competitive ingredients are well-established in the food industry, and many of the companies that supply them have substantially greater resources than we do.  However, we believe that the unique properties of Z Trim multifunctional fiber ingredients pose not only significant market opportunities for us, but also provide differentiation and growth opportunities for food companies.  We believe that no other single hydrocolloid or fiber has the combined water holding and binding capacity that is effective across as wide a pH and temperature range as Z Trim®, nor imparts as many superior attributes to the finished consumer food product.  Furthermore, we believe Z Trim® ingredients can have synergistic effects with other hydrocolloids and fibers, allowing food manufacturers to achieve even greater processing improvements, cost efficiencies, and finished product performance.  Many of the same ingredients used in foods are also used for industrial applications, where they compete with a similar complement of ingredients.  We believe that our products’ unique functionalities, combined with the fact that they are produced domestically from abundant raw material sources (agricultural by-products), provide us with strengths that our competitors’ products do not possess.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Raw materials used in Z Trim® products are sourced principally in the United States.  Approximately 70% of our raw materials consist of corn bran and oat hulls, which are generally available from a variety of suppliers.  Our major suppliers include Bunge and Semo Milling. We seek to mitigate the risk of a shortage of raw materials through identification of alternative suppliers for the same or similar raw materials, where available. We have purchasing staff with extensive knowledge of our products who work with marketing, product research and development and quality control personnel to source raw materials for products and other items.

Dependence on a Few Major Customers

The Company’s customers are predominantly food manufacturers.  There were three significant customers who accounted for 36%, 24% and 9%, respectively, of total sales for the year ended December 31, 2012.  There were three significant customers who accounted for 46%, 24% and 6%, respectively, of total sales for the year ended December 31, 2011.

Intellectual Property

The Company protects intangible assets that include patents pending and issued, as well as trade secrets and know how.  Central to this portfolio is an exclusive license to US Patent No. 5,766,662, including all related international patents, issued to Dr. George Inglett of the USDA.  The Company’s license expires upon the expiration of the underlying patent in 2015, and we will therefore lose our patent protection at that time.  Additionally, the USDA patent was filed in several countries throughout the world.

Through the process of development and commercialization of the technology, the Company has identified and sought patent protection for improvements to the manufacturing process, product applications and is currently developing several spin-off technologies.  On December 1, 2009, we were issued U.S. Patent No. 7,625,591 B2; such will expire in 2026 and will continue until this time subject to the payment of maintenance fees.  On July 27, 2010, we were issued U.S. Patent No. 7,763,301; such will expire in 2027 and will continue until that time subject to payment of maintenance fees.  These patents expand the raw material sources for the creation of Z Trim products as well as incorporate blends of ingredients combined with Z Trim.  In July 2012 the Company, jointly with the USDA, filed a provisional patent for its Bio-Fiber Gum line of products, seeking patent protection for the composition of matter, process for making, as well as applications for, its proprietary soluble fibers.

Government Regulation

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment. Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies.  However, as Z Trim ingredients are made from natural raw material sources (corn and oat), they are considered Generally Recognized As Safe or “GRAS.”   In October 2012, the FDA approved the labeling of Z Trim products in meat applications. Specifically, the FDA has approved the use of Z Trim ingredients in ground, emulsified, and processed meats and poultry.  We believe this will create the potential for increased sales, although there can be no assurances.

Research and Development

Our R&D team, in conjunction with our customers and strategic industry partners, including the USDA, continues to work on the development of additional products and applications.  In June 2011, the Company entered into a 3-year agreement with the USDA to conduct joint research for the development of additional products and processes relating to its current patented products.  We require all employees and visitors to our plant to execute a non-disclosure agreement.  Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies. However, there can be no guarantee that any of our pending or future filed applications will issue as patents.

The Company spent $134,118 in 2012 and $62,821 in 2011 for research and development expense, and is still innovating toward developing value-added products to add to its core line.

Environmental Compliance

The Company does not face any extraordinary environmental compliance issues as a result of its manufacturing process, however there can be no assurances.

Employees

Presently, the Company employs 19 full-time employees.

Item 1A.	Risk Factors.

Risks Relating to Our Business

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS.

The Company incurred a net loss of $9,583,756 for the twelve months ended December 31, 2012, and had an accumulated deficit of $113,441,230.  The Company incurred a net loss of $6,941,171 for the twelve months ended December 31, 2011.

If the Company continues to incur significant losses, it may not be able to continue operations.  Even if it can continue operations, its cash reserves may be depleted earlier than currently anticipated, and the Company may be required to limit its future growth objectives to levels corresponding with its then available cash reserves.

DUE TO OUR HISTORY OF LOSSES, OUR ACCOUNTANTS HAVE RAISED SUBSTANTIAL DOUBT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

As noted in our financial statements, we incurred a net loss of $9,583,756 for the year ended December 31, 2012 and had an accumulated deficit of $113,441,230.  We incurred a net loss of $6,941,171 for year ended December 31, 2011.  Although we have generated revenue, we are still operating at a significant net loss, and may continue to incur significant losses for a period of time.  We will be required to obtain additional financing in order to repay existing contractual obligations coming due in 2013, continue to cover operating losses and working capital needs.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.

The audit report of M&K, CPAs, PLLC for the fiscal year ended December 31, 2012 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

IF THE COMPANY DOES NOT OBTAIN ADDITIONAL FINANCING, IT WILL BE REQUIRED TO DISCONTINUE OPERATIONS.

As of December 31, 2012, the Company had cash in the amount of $644,804 and total liabilities net of commitment and contingencies in the amount of $8,563,980. We also had a working capital deficit of $7,013,791 as of December 31, 2012. Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  However, the Company still requires additional financing to implement its business plan for the next twelve months and beyond.  The Company’s current cash on hand is insufficient for it to be able to maintain its operations at the current level through the end of the fiscal 2013.  In order to continue to pursue its business plan, the Company will require additional funding. If the Company is not able to secure additional funding, the implementation of its business plan will be delayed and its ability to maintain or expand operations will be impaired. The Company intends to secure additional funding through debt or equity financing arrangements, increased sales generated by its operations and reduced expenses. Although the Company is seeking additional equity funding and has filed a registration statement on Form S-1 in connection therewith, there can be no assurance that the Company will be successful in raising all of the additional funding that it is seeking or that such amount will be sufficient for its needs, or that the Company will be able to continue in business.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCT~~,~~; WE MAKE NO PROJECTIONS REGARDING THE VIABILITY OF OUR FUNCTIONAL FOOD INGREDIENTS AND WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE ANY PARTICULAR RESULTS.

We have not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z Trim, our functional food ingredient. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of both foods and health care to drive demand for Z Trim’s line of products offered to the food and nutritional beverage industry. We have only recently begun exploring the use of our products for non-food usage (such as industrial products) and are also unable to determine whether there will be a viable non-food market going forward. We cannot assure you that we will be able to gain the market acceptance necessary to achieve profitability or that a significant market will exist for our products.

We make no projection with respect to our future income, assets or business. No expert has reviewed our business plan for accuracy or reasonableness. It is likely that our actual business and results of operations will differ from those presented herein.

WE DERIVE A SIGNIFICANT PORTION OF OUR CURRENT REVENUES AND ORDER BOOKINGS FROM A SMALL NUMBER OF CUSTOMERS.

Our revenues and order bookings are concentrated with a small number of customers.  The loss of one or more of our customers or material changes to the contracts with or payment terms of these customers may result in a significant business interruption through reduced revenues, reduced cash flows, delays in revenues or cash flows and such delays or reductions could have a material adverse impact on our future revenue growth and results of operations, as well as our ability to continue operations.

OUR MANUFACTURING FACILITY IS CURRENTLY OPERATING AT A LOSS.

We are presently operating at a negative gross margin as our cost of production exceeds the sales price of the product.  While we are making changes to our manufacturing process, which are intended to allow us to produce at a positive gross margin, they have yet to be completed, have not yet resulted in operating profit, and may not be successful.  Our original manufacturing facility is merely a pilot plant and our second facility only recently began operations.  In order to fully implement our business plans we will need to successfully ramp up production at our second facility, move the operations to larger facilities, develop strategic partnerships or find other means to produce greater volumes of finished product, and we cannot assure that we will be able to do so or to achieve positive gross margins and profitable operations.

WE HAVE LAUNCHED A NEW INDUSTRIAL PRODUCTS DIVISION IN WHICH WE HAVE NO PRIOR EXPERIENCE.

The new industrial products division will focus on the manufacture, marketing and sale of products designed for industrial applications, such as oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  We have no prior experience in the manufacturing, marketing or sale of industrial products.  We may not be successful in these activities and may never generate revenues or profitability from our industrial products division.

THE AVAILABILITY AND COST OF AGRICULTURAL PRODUCTS THAT WE USE IN OUR BUSINESS ARE SUBJECT TO WEATHER AND OTHER FACTORS BEYOND OUR CONTROL.

All of our current products depend on our proprietary technology using agricultural products, mainly corn bran and oat hull. Historically, the costs of corn bran and oat hull are subject to fluctuations depending upon a number of factors which affect commodity prices in general and over which we have no control, including crop conditions, weather, government programs and purchases by foreign governments. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs.  We currently do not hedge against changes in commodity prices.  If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR MANUFACTURING FACILITY AND THE ABILITY OF OUR TOLL MANUFACTURER, AVEKA NUTRA PROCESSING, TO RAMP UP PRODUCTION; ANY OPERATIONAL DISRUPTION COULD RESULT IN A REDUCTION OF OUR SALES VOLUMES AND COULD CAUSE IT TO INCUR SUBSTANTIAL LOSSES.

Our revenues primarily are and are expected to continue to be derived from the sale of functional ingredients made from dietary fiber that we manufacture at our facility and at ANP’s facility in Iowa, which only recently began operations.  Our operations may be subject to significant interruption if either facility experiences a major accident or is damaged by severe weather or other natural disasters.  Because the ANP facility only recently began operations, it is subject to startup inefficiencies and difficulties.  In addition, our or ANP’s operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above; in addition, we may not be able to renew this insurance on commercially reasonable terms or at all.

IF COMPETITION INCREASES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS OR EXPAND OUR BUSINESS COULD BE IMPAIRED.

Competition is intense in our targeted industries, including nutraceuticals, functional food ingredients, oils, and gums.  A large number of businesses are engaged in various fat replacement industries. Many of our competitors have established reputations for successfully developing and marketing their products, including products that are widely recognized as providing similar calorie reduction. In addition, many of our competitors have greater financial, managerial, and technical resources than we have.   If we are not successful in competing in these markets, we may not be able to attain our business objectives or continue operations.

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

We license or hold several patents as well as copyrights and trademarks with respect to our products and expect to continue to file applications in the future as a means of protecting our intellectual property. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection.  The technology employed by Z Trim in its products is licensed to the Company by the USDA. The USDA patent expires 2015 and we will therefore lose our patent protection with respect to that patent at that time. Although the Company has additional process patents on file and, in 2012, jointly with the USDA, filed a provisional patent for an insoluble fiber product, there can be no assurance that new patents will in fact be issued or that they will provide effective protection.  In addition, we recently received two other patents in our own name:  Patent Nos. 7,763,301 and 7,625,591.

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

We rely on the legal protections of trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

OUR COMPETITORS MAY DESIGN PRODUCTS AROUND OUR INTELLECTUAL PROPERTY PROTECTION.

We hold an intellectual property portfolio, including patent, trademark, copyright and trade secret protection.  Our competitors, however, may design around our patent claims, rendering our patent protection ineffective against such competitors.  Similarly, our competitors may independently develop technology similar to our trade secrets and technical know-how.  Such occurrences could increase competitive pressure on our marketing and sales efforts, and adversely affect our results of operation.

WE MAY NOT BE SUCCESSFUL IN AVOIDING CLAIMS THAT WE INFRINGE OTHERS’ PROPRIETARY RIGHTS AND COULD BE REQUIRED TO PAY JUDGMENTS OR LICENSING FEES.

Any claim that we infringe a third party’s patents or other intellectual property rights, whether meritorious or not, could be time consuming and result in costly litigation.  If any of our practices are found to be in violation of another party’s rights, we may be required to pay monetary damages or licensing fees, which could be substantial, or cease making products which are deemed to be infringing.  Any of those occurrences could substantially harm our business, results and financial condition.

IF OUR FOOD PRODUCTS BECOME ADULTERATED, MISBRANDED, OR MISLABELED, WE MIGHT NEED TO RECALL THOSE ITEMS AND MAY EXPERIENCE PRODUCT LIABILITY CLAIMS IF CONSUMERS ARE INJURED.

We may need to recall some of our products if they become adulterated, misbranded, or mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. In such a case, or in the event that injuries are determined to arise from our products, we could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands.

IF WE FAIL TO COMPLY WITH GOVERNMENT REGULATION IMPACTING OUR BUSINESS, WE MAY BE SUBJECT TO A RANGE OF SANCTIONS THAT WILL ADVERSELY IMPACT OUR OPERATIONS.

We are subject to extensive regulation, and compliance with existing or future laws and regulations may require us to incur substantial expenditures or require us to make product recalls.  As such, we are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment.  Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies.  Changes in laws or regulations that impose additional or different regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.  In addition, we advertise our products.  Our advertisements could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations and of new laws or regulations restricting our right to advertise products.

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

IF OUR PRODUCTS DO NOT SATISFY CERTAIN GOVERNMENTAL REGULATIONS, WE MAY BE UNABLE TO OBTAIN REGULATORY APPROVAL OR MAY BE REQUIRED TO OBTAIN MULTIPLE LICENSES TO SELL OUR PRODUCTS.

Z Trim has self-certified that all components of its products are generally recognized as safe (“GRAS”) according to the U.S. Food and Drug Administration regulations.  A GRAS designation exempts the products from the regulations of the U.S. Department of Agriculture, permitting the sale of the products anywhere in the United States  without obtaining  a  license.   Should  the    products  lose  their GRAS designation,  Z Trim will be required to sell the  products as food additives  by  obtaining a license to sell from each  individual  state in which sales  would  occur.  There  is no  assurance  that Z Trim  would  be  able to successfully  obtain or  maintain  licenses  in all  states  in which  sales are expected to be made or that the cost of obtaining and maintaining these licenses would not limit its ability to sell its products.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports.  We have identified material weaknesses in these controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In our annual evaluation of the effectiveness of our internal control over financial reporting conducted by management as required by the Sarbanes-Oxley Act of 2002, at December 31, 2012, we identified material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2012, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures,” herein.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

If we are unsuccessful in developing and implementing or following a remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

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

 Risks Relating to our Common Stock

OUR STOCK TRADES AT LOW PRICES PER SHARE AND TRADES ON THE OTC: PINK ELECTRONIC QUOTATION SYSTEM, WHICH PROVIDES LIMITED LIQUIDITY AND SIGNIFICANT VOLATILITY.

Since our common stock is currently traded on the OTC Markets Group’s OTC: Pink electronic quotation system (the “OTC: Pink”), investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.  The OTC: Pink generally provides less liquidity than stock exchanges like NYSE or NASDAQ.  Stocks trading on the OTC markets may be very thinly traded and highly volatile.  Therefore, holders of the Company’s common stock may be unable to sell their shares at any price, whether or not such shares have been registered for resale.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common shares, significant sales of our common shares, or the expectation of these sales, could cause our share price to fall.

THERE MAY BE A LIMITED PUBLIC MARKET FOR OUR SECURITIES; WE PRESENTLY FAIL TO QUALIFY FOR LISTING ON ANY NATIONAL SECURITIES EXCHANGES.

Our common stock currently does not meet all of the requirements for initial listing on a national securities exchange. Specifically, the bid price of our common stock is less than the minimum bid price required to obtain a listing. Trading in our common stock continues to be conducted in the over-the-counter market. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, for investment by larger financial institutions, as consideration in possible future acquisition transactions or other purposes.

THE FLUCTUATION IN OUR STOCK PRICE MAY RESULT IN A DECLINE IN, OR THE LOSS OF, THE VALUE OF YOUR INVESTMENT.

The price of our common stock has fluctuated widely in the past, and may continue to do so.   In 2012 our stock had high and low bid prices of $3.50 and $0.07, respectively. In 2011, our common stock had high and low bid prices of $1.95 and $0.35 per share, respectively.  This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

- differences between our actual financial and operating results and those expected by investors and analysts;
- our cash resources and our ability to obtain additional funding;
- announcements of private or public sales of our securities;
- announcements by us or a competitor of business development or exhibition projects;
- our entering into or terminating strategic business relationships;
- changes in government regulations;
- changes in our revenue or expense levels;
- fluctuations in operating results and general economic and other external market factors;
- negative reports on us by security analysts or changes in analysts' recommendation or projections;
- short selling of our stock in the market;
- developments and resolution of current litigation that we are a party to;
- announcements of new products or technologies by us or our competitors.

The occurrence of any of these events may cause the price of the common stock to fall.  In addition, the stock market in general has recently experienced volatility that often has been unrelated to the operating performance or financial condition of individual companies.  Any broad market or industry fluctuations may adversely affect the trading price of our common stock, regardless of operating performance or prospects.

Companies that experience volatility in the market price of their securities often are subject to securities class action litigation.  This type of litigation, if instituted against us, could result in substantial costs and divert management’s attention and resources away from our business.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price, if any, of our securities.

EXERCISES OF STOCK OPTIONS, WARRANTS AND OTHER CONVERTIBLE SECURIIES WILL DILUTE YOUR PERCENTAGE OF OWNERSHIP AND COULD CAUSE OUR STOCK PRICE TO FALL.

As of March 29, 2013, we had outstanding stock options to purchase 9,750,412 shares of common stock and outstanding warrants to purchase 23,376,250 shares of our common stock, at prices ranging from $1.50 to $0.01 per share.  Additionally, we have reserved up to a total of 18,000,000 shares (inclusive of the 9,750,412 outstanding stock options) to be issued pursuant to equity awards under our Incentive Compensation Plan. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

WE HAVE ADDITIONAL SECURITIES AVAILABLE FOR ISSUANCE, WHICH, IF ISSUED, COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of our common stock, 1,000,000 shares of Series I Preferred Stock and 1,000,000 shares of Series II Preferred Stock. The common stock and preferred stock, as well as the awards available for issuance under the Incentive Compensation Plan, can be issued by our board of directors without stockholder approval. We will not be required to seek, and will generally not seek, stockholder approval in connection with our equity offerings.  Any future issuances of such stock would further dilute the percentage ownership of us held by public stockholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights and voting rights and could adversely affect the voting power and the rights of our holders of common stock. In addition, the issuance of the preferred stock may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock.

OUR PRINCIPAL STOCKHOLDER CURRENTLY HAS THE ABILITY TO EXERT SIGNIFICANT INFLUENCE IN DETERMINING THE OUTCOME OF ALL CORPORATE TRANSACTIONS OR OTHER MATTERS WHICH REQUIRE THE APPROVAL OF OUR STOCKHODERS AND MAY HAVE DIFFERENT INTERESTS THAN YOU.

Brightline Ventures I, LLC (“Brightline I”) and Brightline Ventures I-B, LLC (“Brightline I-B”, and collectively with Brightline I, “Brightline”) beneficially own approximately 62.2% of our common stock. As a result, Brightline has a significant influence in determining the outcome of all corporate transactions or other matters which require approve of our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets, the power to elect directors to the board of directors, and also the power to prevent or cause a change in control.  Brightline may prevent or frustrate attempts to effect a transaction or series of transactions that is or are in the best interest of the Company or minority stockholders. The interests of Brightline may differ from the interests of the other stockholders.  In addition, this concentration of ownership may delay or prevent a change in our control, even when a change in control may be in the best interest of the Company or the other stockholders, and might affect the market price of our common stock. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

OUR STOCK PRICE MAY DROP UNEXPECTEDLY DUE TO SHORT SELLING OF OUR COMMON STOCK IN THE MARKET.

We have experienced and may continue to experience unexpected declines in our stock price due to manipulation of the market by individuals who profit by short selling our common stock. Short selling occurs when an individual borrows shares from an investor through a broker and then sells those borrowed shares at the current market price. The "short seller" profits when the stock price falls because he or she can repurchase the stock at a lower price and pay back the person from whom he or she borrowed the stock, thereby making a profit. We cannot assure you that short sellers will not drive the stock price down in the future, causing decline in the value of your investment.

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

BECAUSE THE SEC IMPOSES ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKERS WHO DEAL IN OUR SHARES, WHICH ARE PENNY STOCKS, SOME BROKERS MAY BE UNWILLING TO TRADE THEM.  THIS MEANS THAT YOU MAY HAVE DIFFICULTY IN RESELLING YOUR SHARES AND MAY CAUSE THE PRICE OF THE SHARES TO DECLINE.

Our stock is a penny stock. The SEC  generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $21,361 per month, including property taxes , pursuant to a cancelable operating lease.  The current lease term is through May 2014.

ITEM 3.	LEGAL PROCEEDINGS.

In July 2007, the Company was sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, the Company has conservatively allocated a reserve of $110,000 to satisfy any liability it may incur as a result of this.

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  As of December 31, 2011, the Company accrued as a settlement loss, the $62,500 paid to Process Piping, LLC on March 6, 2012 in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim. The pleadings on the other claims are still at issue and discovery is underway.  Thus, the outcome is unknown as of the date hereof.

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

In addition to the above actions, in the first quarter of 2013, the Company settled a dispute with one of its investors related to the anti-dilution adjustment provisions to the exercise price of certain warrants it holds.  As part of the settlement agreement and release, the Company issued the investor 875,000 shares of restricted stock, and also agreed to modify terms of certain of the warrants at issue to provide for a cashless exercise feature.  The parties also agreed to release certain claims against each other related to this dispute.  As of December 31, 2012, the Company has recorded a common stock payable and settlement loss in the amount of $1,881,250.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 6, 2010 the Company’s common stock has been quoted on the “OTC: Pink” electronic quotation system.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC Pink.  Where such information is not available, the high and low closing bid quotations as reported by the OTC Pink has been provided.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2012
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2012	$1.00	$0.42
June 30, 2012	$1.00	$0.07
September 30, 2012	$3.20	$0.90
December 31, 2012	$3.50	$1.50

Fiscal Year Ended December 31, 2011
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2011	$1.95	$0.85
June 30, 2011	$1.75	$0.95
September 30, 2011	$1.30	$0.51
December 31, 2011	$0.91	$0.35

Holders

As of March 29, 2013, there were approximately 3,792 record holders of the common stock.  This number does not include shareholders whose shares are held in securities position listings.

Dividends

To date, we have not declared or paid cash dividends on our shares of Common Stock.  We do not anticipate paying cash dividends to the holders of Common Stock at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding grants under the Company’s equity compensation plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders (1)	7,728,877	$1.01	10,271,123
Equity compensation plans not approved by stockholders	-	-	-
Total	7,728,877	$1.01	10,271,123

(1)  All options or shares relate to the Company’s Incentive Compensation Plan, which was approved by stockholders in 2012.

Issuer Purchases of Equity Securities

To date, the Company has never repurchased any shares of its Common Stock.

Recent Issuances of Unregistered Securities

During the fourth quarter of 2012, the Company entered into private placement agreements with several accredited investors, pursuant to which we sold 360,780 shares of Common Stock for a price of $2.25 per share, and received aggregate gross proceeds of $811,756.

ITEM 6.	Selected Financial Data.

Not Applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 1A, “Risk Factors,” in Part I of this report and in “‘Safe Harbor’ Cautionary Statement Under the Private Securities Litigation Report Act of 1995” of this report.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” in Part II of this report.

Recent Developments Affecting the Company

Sales and Manufacturing

Sales for fiscal 2012 were up 25.3% over fiscal 2011 as a result of additional sales demand.

On October 17, 2011, the Company entered into a Custom Processing Agreement (“CPA”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.  The CPA provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The CPA automatically renews at the end of the initial term for an additional two-year term unless either party provides written notice to the other within the specified time frame.  Start-up activities began in the third quarter of 2012, and production began in the fourth quarter of 2012.  The CPA provides for minimum production volumes of 40,000 lbs. per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.  However, due to factors, including potential start-up problems, changes in customer demand, inability of parties to perform their obligations and factors outside the Company’s control, the Company cannot assure that production will grow as anticipated or that it will achieve these levels.

In 2012, the FDA approved the labeling of Z Trim products in meat applications. Specifically, the FDA has approved the use of Z Trim ingredients in ground, emulsified, and processed meats and poultry. We believe this will create the potential for increased sales, although there can be no assurances.

Funding Initiatives

Conversion of Preferred Stock to Common Stock

On August 13, 2012, the Company entered into an agreement with Brightline pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Preferred Stock into 7,721,988 shares of the Company’s Common Stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group, LLC.  In consideration for the foregoing conversion of Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company. Prior to December 31, 2012, all Series I Preferred shares held by Brightline were converted to common shares consistent with the amendment. The remaining Series II Preferred shares held of 665,339 shares and $3,326,697 was reclassified to permanent equity based on the removal of the redemption feature associated with the preferred stock. The value reclassified was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock have also been reclassified to Stockholders’ Equity.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

In the third quarter of 2012, Brightline converted $1,634,400 (including accrued dividends) of Series I Preferred Stock into 1,634,400 shares of Common Stock, and Morris Garfinkle, a director of the Company, converted $34,800 (including accrued dividends) of Series I Preferred Stock into 34,800 shares of the Company’s Common Stock.

In addition, during the fourth quarter of 2012, Brightline converted $3,465,100 (including accrued dividends) of Series I Preferred Stock into 3,465,100 shares of Common Stock.  Further, the non-executive directors of the Company, Morris Garfinkle, Mark Hershhorn, Brian Israel and Ed Smith, each converted $17,403 shares of Series I Preferred Stock (including accrued dividends) into 17,403 shares of Common Stock, which resulted in issuing an aggregate of 69,612 shares to those individuals, and another investor converted $290,000 (including accrued dividends) of the Series I Preferred Stock into 290,000 shares of Common Stock.

Following the above conversions, all outstanding shares of Series I Preferred Stock have been converted and none remain outstanding.

In the first quarter of 2012, Brightline converted $1,300,000 in principal balance on notes it held, plus $208,000 of interest accrued thereon into 1,508,000 shares of the Company’s Common Stock.

In March 2013, Brightline converted all outstanding Series II Preferred Stock plus accrued dividends into 3,859,697 shares of the Company’s Common Stock.   Following the above conversions, all outstanding shares of Series II Preferred Stock have been converted and none remain outstanding.

Issuance of Convertible Notes and Warrants; Conversion of 2012 Notes

During the first quarter of 2012 we sold to three accredited investors (the “Investors”) senior secured convertible promissory notes (the “2012 Notes”) and warrants and received gross proceeds of $200,000.   The 2012 Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the 2012 Notes is convertible at the rate of $1.00 per share into an aggregate of 200,000 shares of our Common Stock.  The interest is payable either upon maturity or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest that is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.  The Investors also received a five-year warrant, to purchase an aggregate of 100,000 shares of Common Stock per unit with an exercise price of $1.50 per share.  The warrants are also callable in the event that the ten-day trailing average closing price per share of Common Stock exceeds $2.99.

In the fourth quarter of 2012, the holders of the 2012 Notes converted the principal balance of their notes outstanding and accrued interest of $12,056 into 212,056 shares of our Common Stock.  After this conversion, no other convertible notes remained outstanding.

Equity Issued in Connection with Advisory Agreements

On February 17, 2012, we entered into an Investment Banking Agreement (“Investment Banking Agreement”) with Legend Securities, Inc. (“Legend”), pursuant to which Legend agreed to provide business advisory services to us for a period of up to eighteen months with our ability to further extend the term of the Investment Banking Agreement for an additional six months.

In exchange for Legend’s services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a warrant for the purchase of 550,000 shares of the Company’s Common Stock (the “Legend Warrants”) at an exercise price of $0.71 per share.  The Legend Warrants vest as follows: 91,666 of the Legend Warrants vest on the date of the agreement and then 91,666 of the Legend Warrants vest each ninety (90) day period thereafter.  The Legend Warrants have a term of five years.  The Legend Warrants contain a cashless exercise provision and certain “piggy-back” registration rights, pursuant to which the Company is obligated to register the shares underlying the Legend Warrants under the Securities Act of 1933 (the “Securities Act”), in any future registration statement that is filed by the Company with the U.S. Securities and Exchange Commission.

In July 2012, we entered into a private placement of securities and advisory services agreement with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to act as the Company’s exclusive placement agent in a proposed private placement of equity, convertible, debt and/or linked securities (the “Securities”) of the Company up to $10 million.  In connection with that agreement, we paid Maxim $10,000 per month and issued 150,000 shares of Common Stock to Maxim.  The July 2012 agreement with Maxim expired on December 31, 2012.

On January 23, 2013, we entered into an agreement with Maxim, pursuant to which Maxim agreed to act as the Company’s lead or managing placement agent in connection with a potential offering of common equity of the Company up to $20 million.  This agreement will remain in effect until May 30, 2013.

In exchange for Maxim’s services, we agreed to pay Maxim a cash placement fee equal to 8% of the gross proceeds of any such offering, as well as to reimburse its expenses in the offering up to $100,000.  In addition, we agreed to issue to Maxim warrants exercisable for a number of shares of common stock equal to 5% of the aggregate number of shares sold in any offering specified in the agreement (excluding any shares of common stock issuable upon exercise of any warrants included in such offering).

Issuances of Common Stock

During the first nine months of 2012, we entered into various private placement subscription agreements with Brightline, pursuant to which we sold an aggregate of 1,985,488 shares of Common Stock, for a price of $1.50 per share, and received aggregate gross proceeds of $2,978,172.

During the fourth quarter of 2012, we entered into private placement subscription agreements with several accredited investors, pursuant to which we sold an aggregate of 360,780 shares of Common Stock, for a price of $2.25 per share, and received aggregate gross proceeds of $811,756.

In March 2013, we announced that our recently-concluded warrant exercise program resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of the Company’s common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during the month of February 2013. The conversion of these warrants raised approximately $2.2 million in additional capital for the Company.

Results of Operations

Revenues

Revenue for the year ended December 31, 2012 was $1,274,649, as compared to revenue of $1,017,031 for the year ended December 31, 2011, an increase of 25.3%.  Our revenue for both years was entirely attributable to product sales.  The increase in sales was due to increased demand for our products.  We are in the process of improving our production process so we can meet increasing demand for our products.  In making changes to our production process, we have worked with industry specialists to improve our separation technology, as well as with scientists from the Aveka Group, to assist in finding ways to improve our capacity and reduce our costs.  We can provide no assurance that increased demand for our products will be sustained or that we will be successful in implementing changes to our production process to improve our capacity and reduce costs.

Our revenues, by quarter, for 2012, were as follows:

Quarter	Revenues

Q1	$318,383
Q2	$323,890
Q3	$411,941
Q4	$220,435
Cost of Revenues

Cost of revenues for products sold for the year ended December 31, 2012 and 2011 was $2,609,892 and $2,665,611, respectively, a decrease of $55,719 or 2.1%.  The decrease in costs of revenues was primarily attributable to lower labor costs.  If we are successful in improving our production process and increasing production volume, we believe that this will enable us to allocate our fixed costs over a greater number of finished goods and help  reduce the costs of revenues in the future to improve margins.  As we ramp-up production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the year ended December 31, 2012 was $1,335,243, or approximately 105% of revenues, as compared to gross loss of $1,648,580, or approximately 163% of revenues for the year ended December 31, 2011.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Total operating expenses for the year ended December 31, 2012 decreased by $984,020, or 17.3%, to $4,707,678 from $5,691,698 for the year ended December 31, 2011. The decrease in operating expenses was primarily due to decreases in stock-based compensation expense of $565,990 (non-cash), salary expense of $205,520, and investor relations expense of $396,854, partially offset by an increase in professional fees of $46,251.  Thus, of the $984,020 decrease in total operating expenses, $350,750 was due to cash expenses.

The significant components of selling, general and administrative expenses in the years indicated were as follows:

	Year Ended December 31,
	2012	2011
Stock based compensation expenses	$1,547,826	$2,113,816
Salary expenses	1,138,297	1,343,817
Professional fees	282,064	235,813
Non-manufacturing depreciation expenses	23,978	91,258
Employment recruiting expenses	16,047	26,846
Investor relation expense	355,173	752,027
	$3,363,385	$4,563,577

The reduction in stock-based compensation expenses was the result of a decrease in market price for our stock on the dates issued.  In 2012, salary expenses decreased due to the release of administrative staff.  In 2011, investor relations expense included the issuance of stock-based compensation to our investor relations consultants.

Operating Loss

Operating loss for the year ended December 31, 2012 decreased to $6,042,921 compared to $7,340,278 for the year ended December 31, 2011 due to the reasons described above.

Other Income (Expense)

Other expense was $3,540,835 for the year ended December 31, 2012, as compared to other income of $399,107 for the year ended December 31, 2011.  The increased expense for 2012 was primarily due to a change in the fair value of our derivatives (which resulted in expense of $1,514,156 in 2012 attributable to an increase in the stock price as compared to a gain of $3,396,298 for the year ended December 31, 2011) and aggregate settlement losses of $2,005,218 related to disputes with a former provider of investment services and a former employee, as well as an accrual for the probable settlement of litigation, all of which was partially offset by a decrease in interest expense due to the conversion of convertible notes payable of $2,742,794.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $9,583,756 for the year ended December 31, 2012, or $0.53 per share, compared to $6,941,171 for the year ended December 31, 2011, or $0.58 per share.

After inclusion of charges for preferred dividends payable and accretion of discount on preferred stock, the Company incurred a net loss attributable to common stockholders of $13,852,208 for the year ended December 31, 2012, or $0.76 per share, compared to a net loss attributable to common stockholders of  $10,532,619 for the year ended December 31, 2011, or $0.87 per share.

The decrease in the basic and diluted net loss per share for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was due to the effect of the results described above as well as the offset of additional shares outstanding in 2012 due to the conversion of notes payable, preferred stock and warrants and option into shares of common stock and the sale of common stock.

Liquidity and Capital Resources

As of December 31, 2012, we had a cash balance of $644,804, an increase from a balance of $313,073 at December 31, 2011.  At December 31, 2012, we had a working capital deficit of $7,013,791, an improvement from a working capital deficit of $12,021,616 as of December 31, 2011.  The difference in working capital deficit was primarily because of a decrease in the convertible notes outstanding resulting from a conversion of such notes into common stock during fiscal 2012.  As of March 22, 2013, we had a cash balance of $1,767,373.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities. During 2012, the Company raised a total of $3,789,928 in proceeds from the sale of common stock, $9,526 from the exercise of stock options, $304,225 from the exercise of warrants and $200,000 from the sale and issuance of convertible notes. In 2011, the Company raised $3,326,698 from the sale of preferred stock and $3,353 from the exercise of warrants. In addition, the Company is exploring additional equity funding and has filed a registration statement on Form S-1 in 2013 in connection therewith; however, there can be no assurance that the Company will be successful in raising all of the additional funding that it is seeking or that such amount will be sufficient for its needs.

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

Under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, Aveka Inc.  As of December 31, 2012, all $500,000 to ANP under the line of credit is outstanding.  This extension of credit to ANP had a material adverse impact on the Company’s cash resources, which has required the Company to seek additional capital resources to fund its operations.

Certain of the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities decreased to $8,025,381 at December 31, 2012 from $11,031,432 at December 31, 2011. The change in derivative fair value during the year ended December 31, 2012 resulted in other expense of $1,514,156.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $331,731 net increase in cash during the year ended December 31, 2012 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2012	2011
Cash used for operating activities	$(4,081,948)	$(4,331,598)
Cash provided by (used for) investing activities	110,000	(852,393)
Cash provided by financing activities	4,303,679	3,170,051

Increase (Decrease) in cash	$331,731	$(2,013,940)

Net cash used by operating activities decreased by $249,650, or 6%, to $4,081,948 for the year ended December 31, 2012, as compared to $4,331,598 for the year ended December 31, 2011.  The decrease resulted primarily from an increase of $125,889 in accounts receivable and an aggregate increase of $67,925 in accounts payable and accrued expenses.

Net cash provided by investing activities was $110,000 for the year ended December 31, 2012, as compared to net cash used for investing activities of $852,393 for the year ended December 31, 2011. During 2012, we received $110,000 in proceeds from the sale of equipment.  In the year ended December 31, 2011, we purchased $852,393 in equipment for the plant.

Net cash provided by financing activities was $4,303,679 for the year ended December 31, 2012, as compared to $3,170,051 for the year ended December 31, 2011. Net cash provided by financing activities for the year ended December 31, 2012 included proceeds of $3,789,928 from the sale of common stock, $304,225 in proceeds from the exercise of warrants and $200,000 in proceeds from the sale of convertible notes.  Net cash provided by financing activities for the year ended December 31, 2011 was primarily comprised of net proceeds of $3,326,698 from the sale of preferred stock.

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of December 31, 2012, all $500,000 to ANP under the line of credit is outstanding.

Debt instruments and preferred stock.  As of December 31, 2012, no shares of Series I Preferred Stock and no convertible notes remained outstanding.  See “Recent Developments Affecting the Company – Funding Initiatives” above.

As of December 31, 2012, 665,339 shares of Series II Preferred Stock were outstanding.  However, in March 2013, all of the then outstanding shares of Series II Preferred Stock was converted into common stock.  See “Recent Developments Affecting the Company – Funding Initiatives” above.

Capital expenditures.  At December 31, 2012, the Company had no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease was renewed in the first quarter of 2012 and expires in May 2014; monthly rental payments are $21,361, inclusive of property taxes.

Litigation.  In July 2007, the Company was sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, the Company has conservatively allocated a reserve of $110,000 to satisfy any liability it may incur as a result of this.

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim. The pleadings on the other claims are still at issue and discovery is underway.  Thus, the outcome is unknown as of the date hereof.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Going Concern

As of the date of our most recent audit, which included the fiscal year ended December 31, 2012, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

Accounting for Derivative Instruments -  All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants, convertible preferred stock, and its Convertible 8% Senior Secured Notes issued in 2008, 2009, and 2010, which have reset provisions to the exercise price and conversion price if the Company issues equity or other notes at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2011, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at December 31, 2012 and 2011 was $8,025,381 and $11,031,432, respectively, and the expense due to valuation for the twelve months ended December 31, 2012 was $1,514,156 as compared to a gain of $3,396,298 at December 31, 2011.

Stock -Based Compensation - The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $1,547,826 and $2,113,816 for the year ended December 31, 2012 and 2011, respectively.

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

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined~~)~~ in Exchange Act Rules 13a – 15(e) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Annual Report.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.
As of December 31, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2012, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2012.

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
Steven J. Cohen, 56 Director since 2006
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

Morris Garfinkle, 64 Director since 2009
Mr. Garfinkle presently serves as Chairman of the Audit Committee.  Mr. Garfinkle is the Founder, President and CEO of GCW Consulting, a consulting firm based out of Arlington, Virginia, and has operated as such since 2001.  He received his Juris Doctor from Georgetown University and his B.S. in Economics (Cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania.  Mr. Garfinkle has over 35 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising.  His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others.  He also served on the Board of Directors of HMSHost from 2000 - 2006. The Company believes that Mr. Garfinkle's financial, business and legal expertise, combined with his experience as an executive and director of other companies, as well as his years of experience providing strategic advisory services, qualifies him to serve as a member of the Board and an effective member of Audit Committee, of which he is the Chairman.

Name and Age	Principal Occupation, Business Experience and Education
Brian S. Israel, 54 Director since 2007
Mr. Israel presently serves as Chairman of the Compensation and Nominating Committees.  Mr. Israel spent more than 20 years in the real estate finance industry, during which he managed teams responsible for production; operations; risk management; product development; and technology. In his most recent position, he served from 1989 to 2004 as Vice President and Division Administrator for the Residential Mortgage Division of Harris Trust and Savings Bank.  He is a former Member of the Federal National Mortgage Association's Regional Lender and Affordable Housing Advisory Boards, and in 2000, served as the 80th President of the Illinois Mortgage Banker's Association.

Since retiring from the corporate world in 2004, he has dedicated much of his time and energy to consulting and community service.

- June 2011-present: Board Member – Illinois Jump Start Coalition, a non-profit organization working to enhance the financial capabilities of young people.

- May 2010-present: Advisory Board Member – StepOut USA, a non-profit organization creating social, cultural, recreational and educational connections for adults with learning disabilities.

- April 2009-present: Partner – Money Smart Week, a Midwest financial literacy education program coordinated by the 7th District Federal Reserve Bank.

- May 2007-present: External Director and Compensation and Nominating Committee Chair – Z Trim Holdings, Inc.

- January 2006-present: Principal – Future State Consulting, a sole proprietorship providing strategic planning, training and project management services to businesses and non-profit organizations.

- January 2005-present: Executive Committee Member – River North Residents’ Association, a non-profit community advocacy organization representing nearly 10,000 residents.

- June 2004-present: Partner – North Shore Custom Homes, Ltd., a residential real estate development firm.

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
Mark Hershhorn, 62 Director since 2007
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

Edward Smith III, 37 Director since 2009
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
Brian Chaiken, 42 Chief Financial Officer since 2008
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

Section 16(a) Beneficial Ownership Reporting

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated there under, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the company.  Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2012 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2012, complied with all Section 16(a) filing requirements applicable to such individuals, except that Brightline reported 9 late transactions. While the Company files the required reports on behalf of its executive officers and directors (other than Edward Smith), the Company does not file such reports on behalf of Brightline.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code”).  The Code applies to all directors, officers, and employees of the Company.  Among other things, the Code is intended to focus the board of directors and the individual directors on areas of ethical risk, help directors recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and foster a culture of honesty and accountability. The Code covers all areas of professional conduct relating to service on the Z Trim Board, including conflicts of interest, unfair or unethical use of corporate opportunities, strict protection of confidential information, compliance with all applicable laws and regulations and oversight of ethics and compliance by employees of the Company.

The full text of the Code is published on our website at http://www.ztrim.com/pages/code_of_ethics___business_conduct/40.php.  We will disclose any future amendments to, or waivers from, provisions of these ethical policies and standards for Officers and Directors on our website within two business days following the date of such amendment or waiver.

Selection Criteria for Directors

The Company’s Board of Directors established a Nominating Committee in 2008.  The related provisions set forth in the Bylaws serve as the charter for the Nominating Committee.  The Board Nominating Committee, composed of two directors of the Company, identifies candidates for director nominees through recommendations solicited from other directors, the Company’s executive officers, search firms or other advisors, shareholders pursuant to the procedures set forth below, and through such other methods as the independent directors deem to be helpful.  Based upon an evaluation of the candidates by the Board Nominating Committee, it recommends to the full Board candidates it has determined to be qualified for serving on the Board.  Effective in 2008, Brian Israel and Mark Hershhorn were appointed as members of the Nominating Committee, with Brian Israel serving as chairman.  During 2012, the Nominating Committee held 2 meetings.

Our Bylaws provide that shareholders, in submitting recommendations to the Nominating Committee for director candidates, shall follow the following procedures:

- Recommendations for nomination must be received by a date not later than the close of business on the 120th calendar day prior to the calendar date the Company’s proxy statement was filed with the Securities and Exchange Commission in connection with the previous year’s annual meeting of shareholders or special meeting in lieu of annual meeting of shareholders.

- Such recommendation for nomination shall be made in writing and shall include the following information: (A) name of the shareholder making the recommendation; (B) a written statement disclosing such shareholder’s beneficial ownership of the Company’s securities; (C) name of the individual recommended for consideration as a director nominee; (D) a written statement as to why such recommended candidate would be able to fulfill the duties of a director; (E) a written statement describing how the recommended candidate meets the independence requirements established by the NYSE Amex (now known as NYSE MKT) or any other requirements adopted by the Company; (F) a written statement disclosing the recommended candidate’s beneficial ownership of the Company’s securities; (G) a written statement disclosing relationships between the recommended candidate and the Company which may constitute a conflict of interest; and (H) a written statement by the recommended candidate that the candidate is willing and able to serve on the Board.

Our Bylaws provide that the composition of the Board must meet the independence requirements promulgated by the NYSE Amex (now known as NYSE MKT) or such other requirements as may be adopted by the Company.

The Company requires its directors to possess certain minimum qualifications, including the following:

- Adequate Experience. Nominees should have demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the corporation and should be willing and able to contribute positively to the decision-making process of the corporation.

- No Conflicts of Interest. Nominees must be free from any relationship that, in the opinion of the Board, would interfere with, or have the appearance of interfering with, the exercise of his or her independent judgment as a member of the Board, including any conflicts of interest stemming from his or her institutional or other affiliations, and candidates should be able to act in the interests of all shareholders.

- No Prior Bad Acts. Nominees shall not have been convicted of any criminal offense or been subject to any adverse civil judgment in any jurisdiction involving financial crimes, acts involving monies or breach of trust, moral turpitude, misfeasance or malfeasance, or been convicted in any jurisdiction of a crime that is a felony, or been deemed by the Board to have violated company policy

The Company also considers the following qualities and skills in selecting its directors:

- knowledge of the corporation’s business and industry;
- prior education;
- demonstrated ability to exercise sound business judgment;
- reputation for integrity and high moral and ethical character;
- potential to contribute to the diversity of viewpoints, backgrounds, or experiences of the Board as a whole; and
- diligence and dedication to the success of the corporation.

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

Audit Committee

The Audit Committee met four times in fiscal 2012.  The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants.  Among its other responsibilities, the Committee also is responsible for the receipt, retention and treatment of complaints received by the Company relating to accounting, internal accounting controls or auditing matters and confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  See also “Report of the Audit Committee.”

Audit Committee Financial Expert

 The Board has determined that Mr. Garfinkle qualifies as an “audit committee financial expert” based on a review of his educational background and business experience.

ITEM 11.	Executive Compensation.

Z Trim’s compensation philosophy has been, and continues to be, that compensation should drive long-term value creation for our stockholders. Total compensation for each employee should be based on individual and Company performance, market practice, and the value of the employee’s position at Z Trim. Our compensation programs should not encourage unnecessary or excessive risk taking.

Compensation to our named executive officers (“NEOs”) consists solely of cash compensation and the issuance of stock options pursuant to our Incentive Compensation Plan.  We pay base salary in order to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive.  We provide our NEOs with stock options that are generally available to all of our employees in order to further our goal of attracting and retaining senior executives of outstanding ability.  The Company does not believe that its employee compensation policies are reasonably likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned in the fiscal years ended December 31, 2012 and 2011 by our Chief Executive Officer and the most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal years ended December 31, 2012 and 2011 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(2)	Total ($)
Steven J. Cohen	2012	150,000	129,410	279,410
President and Chief Executive Officer	2011	150,000	238,595	388,595
Brian Chaiken	2012	136,000	119,455	255,455
Chief Financial Officer, Chief Legal Officer and Secretary	2011	136,000	239,035	375,035

(1) The amounts in the table reflect the grant date fair value of options awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, which an optionee will realize upon exercise of an option, will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  See the “Outstanding Equity Awards at Fiscal Year-End” table below for information regarding all outstanding awards.

(2) The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2012 and 2011 in accordance with applicable accounting standards.  In 2012, Steven Cohen received 343,980 options at a strike price of $0.65 that have an option expiration date of January 25, 2017.  In 2011, Steven Cohen received 245,700 options at a strike price of $1.11 that have an option expiration date of January 7, 2016.  In 2012, Brian Chaiken received 317,520 options at a strike price of $0.65 that have an option expiration date of January 25, 2017.  In 2011, Brian Chaiken received 245,700 options at a strike price of $1.011 that have an option expiration date of January 7, 2016.

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

 Under Mr. Chaiken’s employment agreement, Z Trim is also protected from competition by Mr. Chaiken after his employment with Z Trim would cease. Upon termination, Mr. Chaiken agrees to not interfere with the relationships between the suppliers, customers or agents of Z Trim for twelve months, and that he will not compete with Z Trim over the same period in any target market in which it engages in or may engage in the future.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
December 31, 2012

The following table contains information regarding outstanding equity awards held at December 31, 2012, by the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
	343,980	0.65	1/25/2017
Steven Cohen	245,700	1.11	1/7/2016
	315,000	1.10	5/10/2015
	210,000	1.60	1/19/2015
	317,520	0.65	1/25/2017
Brian Chaiken	245,700	1.01	1/7/2016
	315,000	1.01	5/10/2015
	210,000	1.45	1/19/2015

OPTION EXERCISES AND STOCK VESTED
2012

There were no Z Trim stock options that were exercised by the named executive officers in fiscal 2012. There were no outstanding awards of restricted stock in fiscal 2012.

2012 Directors’ Compensation

Employee directors do not receive any separate compensation for their activities on the board of directors.  Non-employee directors receive $1,500 per in-person meeting in which they attend, plus 59,700 shares of common stock as an annual retainer, as well as a maximum 35% tax gross up not to exceed $10,000 per board member.

Non-employee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, the Company will provide the broadest form of indemnification under Illinois law under which liabilities may arise as a result of their role on the board of directors and payments for reimbursements for expenses incurred by a director in defending against claims in connection with their role, and the director satisfies the statutory standard of care.

The following table provides compensation for non-employee directors who served during fiscal 2012:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Morris Garfinkle	16,000	40,000	0	56,000
Mark Hershhorn	16,000	40,000	0	56,000
Edward Smith	16,000	40,000	0	56,000
Brian Israel	16,000	40,000	0	56,000

(1)	Included in such fees is a 35% tax gross up paid to each director based on the then-current fair market value of the shares of common stock issued as additional compensation.

(2)
Each director received 59,700 shares of common stock on February 6, 2012.  The amounts in the table reflect the grant date fair value of stock awards to the named directors in accordance with Accounting Standards Codification Topic 718, which was $0.67 per share.  The ultimate values of the stock awards to the directors generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents certain information as of March 29, 2013, regarding the beneficial ownership of the Z Trim common stock held by each director or nominee for director, each executive officer appearing in the “Summary Compensation Table” included in “Executive Compensation” and all directors and executive officers as a group.  As of March 29, 2013, the Company had 31,928,750 shares of common stock outstanding.

Name and Address (1)	Shares Beneficially Owned (2)		Percentage of Shares Outstanding
Steven J. Cohen	1,402,683		4.2%
Mark Hershhorn	574,652		1.8%
Brian S. Israel	306,103		1.0%
Morris Garfinkle	702,448		2.2%
Edward Smith III	233,339	(3)	0.7%
Brian Chaiken	1,314,887		4.0%

All executive officers and directors as a group (6 persons)	4,534,112	(3)	16.2%

(1) The address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

(2) The specified persons have sole voting and sole dispositive powers as to all shares, except as otherwise indicated.  The amounts include the following shares as to which the person has the right to acquire subject to stock options or warrants within sixty days of March 29, 2013: Mr. Cohen (1,402,680), Mr. Hershhorn (167,968), Mr. Israel (65,431), Mr. Smith (22,500) and Mr. Chaiken (1,314,887), and all current executive officers and directors as a group (2,973,466).

(3)  This figure excludes the 32,668,879 shares beneficially owned by Brightline Ventures I, LLC, which is described in the table below setting forth persons known to us to be owners of more than 5% of our common stock.  Mr. Smith is the Managing Partner of Brightline Capital Management, LLC, an investment management firm that serves as the investment manager of Brightline Ventures I, LLC.

The following table presents certain information as of March 29, 2013 regarding the beneficial ownership of the Z Trim common stock held by each known 5%-or-greater shareholder of Z Trim.

Name and Address	Shares Beneficially Owned (1)	Percentage of Shares Outstanding
Brightline Ventures I, LLC and Brightline Ventures I-B, LLC 1120 Avenue of the Americas, Suite 1505 New York, NY 10036	32,668,879	62.2%

(1)  Brightline Capital Management, LLC ("Brightline Capital"), together with Brightline Ventures I, LLC and Brightline Ventures I-B, LLC ("Brightline Ventures"), Nick Khera and Edward B. Smith, III filed a report on Schedule 13D/A dated March 20, 2013, reporting shared voting power as to 32,668,879 shares of common stock and shared dispositive power as to 32,668,879 shares.  Messrs. Khera and Smith are the managing members of Brightline Capital, an investment management firm that serves as the investment manager of Brightline Ventures.  The amounts exclude Mr. Smith’s beneficial ownership of 233,339 shares set forth in the table above.

The above beneficial ownership information is based on data furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act. It is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Brightline

Director Edward Smith III is a Managing Member of Brightline Ventures I, LLC and Brightline Ventures I-B, LLC (collectively, “Brightline”), which is the beneficial owner of 62.2% of the Company’s voting securities, as set forth in the Beneficial Ownership Table above.  In fiscal 2012, and subsequently, we engaged in several transactions with Brightline.

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

On January 15, 2012, the Company received notice from Brightline electing to convert an aggregate principal balance of $1,300,000 on outstanding convertible notes, plus $208,000 of interest accrued thereon, into 1,508,000 shares of the Company’s Common Stock.  This is equivalent to a conversion price of $1.00 per share of Common Stock.  The shares issued in connection with foregoing conversion of convertible notes were on the same terms and conditions as offered to other non-affiliated debt holders.

On February 23, 2012, we entered into a private placement subscription agreement with Brightline, pursuant to which we sold 311,545 shares of common stock, for a price of $1.50 per share and received gross proceeds of $467,318.

On March 29, 2012, we entered into a private placement subscription agreement with Brightline pursuant to which we sold 437,380 shares of common stock, for a price of $1.50 per share and received gross proceeds of $656,070.

On May 8, 2012, we entered into a private placement subscription agreement with Brightline, pursuant to which we sold 744,711 shares of common stock, for a price of $1.50 per share and received gross proceeds of $1,117,067.

On August 1, 2012, we entered into a private placement subscription agreement with Brightline, pursuant to which we sold 417,612 shares of common stock, for a price of $1.50 per share and received gross proceeds of $626,417.

On August 13, 2012, the Company entered into an agreement with Brightline pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Preferred Stock into 7,721,988 shares of the Company’s Common Stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group, LLC.  In consideration for the foregoing conversion of Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company. Prior to December 31, 2012, all Series I Preferred shares held by Brightline were converted to common shares consistent with the amendment. The remaining Series II Preferred shares held of 665,339 shares and $3,326,697 was reclassified to permanent equity based on the removal of the redemption feature associated with the preferred stock. The value reclassified was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock have also been reclassified to Stockholders’ Equity.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

On September 10, 2012, we entered into a private placement subscription agreement with Brightline, pursuant to which we sold 74,200 shares of common stock, for a price of $1.50 per share and received gross proceeds of $111,300.

In the third quarter of 2012, Brightline converted $1,634,400 (including accrued dividends) of Series I Preferred Stock into 1,634,400 shares of Common Stock.

During the fourth quarter of 2012, Brightline converted $3,465,100 (including accrued dividends) of Series I Preferred Stock into 3,465,100 shares of Common Stock.

In the third quarter of 2012, Morris Garfinkle, a Director of the Company, converted $34,800 (including accrued dividends) of Series I Preferred Stock into 34,800 shares of the Company’s Common Stock.

During the fourth quarter of 2012, the non-executive directors of the Company, Morris Garfinkle, Mark Hershhorn, Brian Israel and Ed Smith, each converted $17,403 shares of Series I Preferred Stock (including accrued dividends) into 17,403 shares of Common Stock, for an aggregate of 69,612 shares of Common Stock.

During March 2013, Brightline converted its outstanding Series II Preferred Stock (including accrued dividends) into 3,859,697 shares of Common Stock.

The Company does not have a written policy with respect to related party transactions.  However, all such transactions are reviewed and approved by the Board of Directors prior to finalization.

Director Independence

Under the Company’s bylaws, the composition of the Board must meet the independence requirements promulgated by the NYSE Amex (now known as NYSE MKT) or such other requirements as may be adopted by the Company.  Based on these standards, the Board of Directors has determined that Messrs. Garfinkle, Hershhorn and Israel are each “independent” under applicable rules and guidelines. Mr. Cohen, as chief executive officer of the Company, and Mr. Smith, as Managing Partner of Brightline Capital Management, LLC (our controlling shareholder), are not considered to be “independent.”

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

The following table is a summary of the fees billed to us by M&K, CPAs, PLLC for professional services for the fiscal year ended December 31, 2012 and December 31, 2011, respectively:

Fee Category	2012	2011

Audit Fees	$63,600	$65,405
Audit-Related Fees	-	3,950
Tax Fees	-	5,255

Total Fees	$63,600	$74,610

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

There were no services in fiscal 2012 or 2011 that were not approved in advance by the Audit Committee under this policy.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements

Page
	Reports of Independent Registered Public Accounting Firm	F-1

Financial Statements:

	Balance Sheets as of December 31, 2012 and 2011	F-2-3

	Statements of Operations for the Years Ended December 31, 2012 and December 31, 2011	F-4

	Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and December 31, 2011	F-5

	Statements of Cash Flows for the Years Ended December 31, 2012 and December 31, 2011	F-6

	Notes to Financial Statements	F-7

(a)(2)	Not Applicable.

(a)(3)	Exhibits.

See (b) below.

(b)	Exhibits.

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

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen	Date: March 29, 2013
Steven J. Cohen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven J. Cohen	Date: March 29, 2013
Steven J. Cohen, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian Chaiken	Date: March 29, 2013
Brian Chaiken, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Hershhorn	Date: March 29, 2013
Mark Hershhorn, Director

/s/ Brian Israel	Date: March 29, 2013
Brian Israel, Director

/s/ Edward Smith III	Date: March 29, 2013
Edward Smith III, Director

/s/ Morris Garfinkle	Date: March 29, 2013
Morris Garfinkle, Director

Z TRIM HOLDINGS, INC.

EXHIBIT INDEX
TO
Form 10-K for Fiscal Year Ended December 31, 2012

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
Bylaws, as amended, of Z Trim Holdings, Inc. (filed as Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on December 17, 2012 (File No. 333-185517), and incorporated herein by reference).

4.1	Form of Amended and Restated Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated October 19, 2009 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2009 and incorporated herein by reference).

4.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated November 18, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated September 3, 2008 and incorporated herein by reference).

4.5	Form of Amendment to the Warrant (filed as Exhibit 4.32 to the Company’s Form S-3 dated December 14, 2009 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated June 24, 2008 and incorporated herein by reference).

4.7	Form of Warrant issued on February 9, 2009 for shares of Common Stock at $0.01 per share (filed as Exhibit 4.33 to the Company’s Form S-1 dated May 25, 2010 and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated June 7, 2010 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 21, 2011 and incorporated herein by reference).

4.10	Form of Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

10.2	Investment Banking Agreement with Legend Securities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

10.3
Custom Processing Agreement, dated as of October 17, 2011, by and between Z Trim Holdings, Inc. and AVEKA Nutra Processing, LLC.~~*~~ (filed as Exhibit 10.1 to the Company’s Form 8-K/A dated October 17, 2011 and incorporated herein by reference).

10.4
Cooperative Research and Development Agreement with the United States Department of Agriculture's Agricultural Research Service dated June 14, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ending June 30, 2011 and incorporated herein by reference).

10.5	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).*

10.6	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 14, 2008 and incorporated herein by reference).*

Exhibit Number	Description

10.7	Z Trim Holdings, Inc. Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 5, 2012, and incorporated herein by reference).*

14.1	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference)

23.1	Consent of M&K CPAs, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Z Trim Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.**

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*  Denotes management compensatory plan or arrangement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Z Trim Holdings, Inc.

We have audited the accompanying balance sheets of Z Trim Holdings, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a working capital deficit and reoccurring losses as of December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC Houston, Texas March 29, 2013

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

December 31, 2012 and 2011

ASSETS

	12/31/2012	12/31/2011

Current Assets
Cash and cash equivalents	$644,804	$313,073
Accounts receivable	299,256	315,277
Inventory	469,302	256,842
Prepaid expenses and other assets	136,827	108,583

Total current assets	1,550,189	993,775

Long Term Assets
Letter of credit	$523,150	$85,215
Other assets	11,892	11,892
Property and equipment, net	2,445,965	3,188,998

Total long term assets	2,981,007	3,286,105

TOTAL ASSETS	$4,531,196	$4,279,880

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	12/31/2012	12/31/2011
Current Liabilities
Accounts payable	$328,887	$214,632
Accrued expenses and other	173,534	351,460
Accrued liquidated damages	36,178	36,178
Derivative liabilities	8,025,381	11,031,432
Convertible notes payable, net	-	108,122
Convertible notes payable to related party, net	-	1,273,567
Total Current Liabilities	8,563,980	13,015,391

Total Liabilities	8,563,980	13,015,391

Commitment & Contingencies
Dividends payable	-	650,616
Convertible, Redeemable Preferred Stock Series I, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 0 and 947,058 shares at December 31, 2012 and 2011, respectively	-	4,735,291
Convertible, Redeemable Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 0 and 665,339 shares at December 31, 2012 and 2011, respectively	-	3,326,697
Discount on Preferred Stock	-	(4,853,776)
Net Preferred Stock	-	3,208,212

Total Commitment & Contingencies	-	3,858,828

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000shares; issued and outstanding 25,032,444 and 14,139,621 shares, December 31, 2012 and 2011, respectively	1,252	707
Convertible Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 665,339 and 0 shares at December 31, 2012 and 2011, respectively	2,157,238	-
Common stock payable	2,358,107	-
Additional paid-in capital	104,891,849	91,262,428
Accumulated deficit	(113,441,230)	(103,857,474)

Total Stockholders' Equity (Deficit)	(4,032,784)	(12,594,339)

TOTAL LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$4,531,196	$4,279,880

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2012	2011
REVENUES:
Products	$1,274,649	$1,017,031
Total revenues	1,274,649	1,017,031

COST OF REVENUES:
Products	2,609,892	2,665,611
Total cost of revenues	2,609,892	2,665,611

GROSS MARGIN	(1,335,243)	(1,648,580)

OPERATING EXPENSES:
Selling, general and administrative	4,707,678	5,691,698
Total operating expenses	4,707,678	5,691,698

OPERATING LOSS	(6,042,921)	(7,340,278)

OTHER INCOME (EXPENSES):
Rental and other income	4,225	3,191
Interest income	23,411	6,315
Interest expense - other	(107)	(607)
Interest expense - note payable	(97,363)	(2,840,157)
Gain on liquidating damages	-	74,850
Change in fair value - derivative	(1,514,156)	3,807,490
Gain on asset disposals, net	49,101	-
Loss on derivative settlement	-	(411,192)
Settlement loss	(2,005,218)	(47,012)
Loss on debt extinguishment	-	(193,771)
Loss on preferred stock conversion	(728)	-
Total other income (expenses)	(3,540,835)	399,107

NET LOSS	$(9,583,756)	$(6,941,171)

Less Preferred Dividends	$584,135	$601,122
Accretion of Discount on Preferred Stock	$3,684,317	$2,990,326

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,852,208)	$(10,532,619)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.76)	$(0.87)

Weighted Average Number of Shares Basic and Diluted	18,216,576	12,046,471

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Shares of
	Shares of		Convertible		Additional	Common
	Common	Common	Preferred	Convertible	Paid-In	Stock	Accumulated
	Stock	Stock	Stock	Preferred Stock	Capital	Payable	Deficit	Total

Balance at December 31, 2010	8,091,769	$405	-	$-	$84,162,726	$-	$(96,916,303)	$(12,753,172)

Stock issued for directors fees	140,000	7	-	-	141,393	-	-	141,400
Stock issued for services	559,000	27	-	-	601,949	-	-	601,976
Stock issued for conversion of convertible notes	5,167,589	259	-	-	5,216,887	-	-	5,217,146
Exercised warrants	56,489	3	-	-	3,350	-	-	3,353
Stock issued for conversion of redeemable convertible preferred stock	126,440	6	-	-	126,434	-	-	126,440
Stock based compensation - stock options	-	-	-	-	2,113,816	-	-	2,113,816
Derivative settlement	-	-	-	-	2,487,322	-	-	2,487,322
Dividends declared	-	-	-	-	(601,122)	-	-	(601,122)
Amortization of discount	-	-	-	-	(2,990,327)	-	-	(2,990,327)
Stock retired due to rounding from stock split	(1,666)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(6,941,171)	(6,941,171)

Balance at December 31, 2011	14,139,621	$707	-	$-	$91,262,428	$-	$(103,857,474)	$(12,594,339)

Stock issued for directors fees	238,800	12	-	-	159,988	-	-	160,000
Stock issued for services	150,000	8	-	-	149,992	-	-	150,000
Stock issued for cash	2,346,228	116	-	-	3,789,812	-	-	3,789,928
Stock returned as a result of services	(42,000)	(2)	-	-	2	-	-	-
Stock issued for conversion of convertible notes	1,871,035	94	-	-	1,870,940	-	-	1,871,034
Exercised warrants for cash	490,424	25	-	-	304,200	-	-	304,225
Exercised cashless warrants	198,663	10	-	-	(10)	-	-	-
Exercised stock options for cash	14,600	1	-	-	9,525	-	-	9,526
Exercised cashless stock options	131,161	7	-	-	(7)	-	-	-
Stock issued for conversion of convertible redeemable preferred stock	5,493,912	274	-	-	5,493,640	-	-	5,493,914
Stock based compensation - stock options	-	-	-	-	1,547,826	-	-	1,547,826
Discount on notes payable issued	-	-	-	-	40,508	-	-	40,508
Derivative settlement	-	-	-	-	4,520,207	-	-	4,520,207
Dividends declared	-	-	-	-	(584,135)	-	-	(584,135)
Amortization of discount	-	-	-	-	(3,684,317)	-	-	(3,684,317)
Stock issued for services - vested	-	-	-	-	11,250	-	-	11,250
Stock to be issued for settlement loss	-	-	-	-	-	1,881,250	-	1,881,250
Reclass convertible, redeemable preferred stock to convertible preferred stock, net of discount	-	-	665,339	2,157,238	-	476,857	-	2,634,095
Net loss	-	-	-	-	-	-	(9,583,756)	(9,583,756)

Balance at December 31, 2012	25,032,444	$1,252	665,339	$2,157,238	$104,891,849	$2,358,107	$(113,441,230)	$(4,032,784)

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,583,756)	$(6,941,171)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options vested	1,547,826	2,113,816
Preferred and common shares issued for director fees	160,000	201,400
Shares & warrants issued for services	161,250	601,976
Amortization on debt discount	78,819	2,621,704
Depreciation	682,134	715,723
Gain on disposal of equipment	(49,101)	-
Change in derivative liability, net of bifurcation	1,514,156	(3,396,298)
Loss on debt extinguishment	-	193,771
Loss on preferred stock conversion	728	-
Settlement loss payable in common stock	1,881,250	-
Settlement loss accrual	110,000	-
Gain on liquidating damages	-	(74,850)
Changes in operating assets and liabilities:
Accounts receivable	16,021	(109,868)
Inventory	(212,460)	(169,734)
Prepaid expenses and other assets	(28,244)	(12,291)
Letter of credit	(437,935)	(85,215)
Accounts payable and accrued expenses	77,364	9,439
CASH USED FOR OPERATING ACTIVITIES	(4,081,948)	(4,331,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(852,393)
Proceeds from sale of fixed assets	110,000	-
CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES	110,000	(852,393)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	-	3,326,698
Proceeds from sale of common stock	3,789,928	3,353
Proceeds from exercise of stock options	9,526	-
Proceeds from exercise of warrants	304,225	-
Borrowing on debt	200,000	-
Principal payment on debt	-	(160,000)
CASH PROVIDED BY FINANCING ACTIVITIES	4,303,679	3,170,051
NET INCREASE (DECREASE) IN CASH	331,731	(2,013,940)

CASH AT BEGINNING OF PERIOD	313,073	2,327,013
CASH AT THE PERIOD ENDED DECEMBER 31	$644,804	$313,073

Supplemental Disclosures of Cash Flow Information:
Cashless exercise of warrants	$10	$-
Cashless exercise of options	$7	$-
Note payable conversion	$1,871,034	$5,023,375
Preferred stock conversion	$5,493,914	$126,440
Discount on preferred stock	$-	$3,386,697
Amortization on preferred stock discount	$3,684,317	$2,990,327
Change in derivative liability due to exercise of warrants	$2,864,275	$34,388
Change in derivative liability due to conversion of note payable	$48,619	$2,410,865
Change in derivative liability due to conversion of preferred stock	$1,607,313	$42,069
Dividends payable declared	$584,135	$601,122
Unvested shares returned by vendor	$2	$-
Discount on convertible debt due to attached warrants	$40,508	$-
Dividends payable reclassed to equity with preferred stock modification	$476,857	$-
Preferred stock series II reclassed to equity with modification	$2,157,238	$-

 The accompanying notes are an integral part of the financial statements.

Z Trim Holdings, Inc.
Notes To Financial Statements

NOTE 1 – NATURE OF BUSINESS

Z Trim Holdings, Inc. (the “Company”) is an agricultural ingredient technology company that owns existing, and has developed new, products and processes to make use of biomass for uses in the food and industrial markets.   The Company’s food division currently sells a line of products to the food industry that can help food manufacturers reduce their costs and help them solve many production problems.  The Company’s technology provides value-added ingredients across virtually all food industry categories.  The Company’s all-natural products, among other things, help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s products can help extend finished products, and thereby increase its customers’ gross margins.  The Company’s industrial division, opened in 2012, plans to sell eco-friendly ingredients to oil drilling, hydraulic fracturing, petroleum coke, steel/aluminum, paper and other industries.  The Company’s industrial ingredients are highly functional in applications for adhesives, binders, viscofiers and emulsifiers.

NOTE 2 –GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern.  As of March 29, 2013, the date that the independent registered public accountant issued its report on the audited financial statements as of and for the year ended December 31, 2012, the Company did not have enough cash on hand to meet its current liabilities or to fund on-going operations beyond one year.  The Company had a working capital deficit and reoccurring losses as of December 31, 2012.  As a result, the independent registered public accountant’s audit report included an explanatory paragraph in respect of our ability to continue as a going concern.

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

Reclassifications

Certain amounts in the 2011 fiscal year financial statements have been reclassified to conform with the 2012 fiscal presentation.

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $0.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2012 and 2011.

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method.  The Company follows standard costing methods for manufactured products.

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

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants, convertible preferred stock, and its Convertible 8% Senior Secured Notes issued in 2008, 2009, and 2010, which have reset provisions to the exercise price and conversion price if the Company issues equity or other notes at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

The Company valued the warrants and conversion features in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the instruments are determined based on management's projections and the expert’s calculations. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2012 and 2011, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

- Level one — Quoted market prices in active markets for identical assets or liabilities;
- Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
- Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The fair value of the derivative liability at December 31, 2012 and 2011 was $8,025,381 and $11,031,432, respectively, and the expense due to valuation for the twelve months ended December 31, 2012 was $1,514,156 as compared to a gain of $3,396,298 for the twelve months ended December 31, 2011.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the year ended December 31, 2012 and 2011 was $18,425 and $21,730 respectively.

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

Cashless Exercise of Warrants/Options

The Company has issued warrants and options to purchase common stock where the holder is entitled to exercise via a cashless exercise. The Company accounts for the issuance of common stock on the cashless exercise of warrants and options on a net basis.

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $1,547,826 and $2,113,816 for the years ended December 31, 2012 and 2011, respectively.

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

New Accounting Pronouncements

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update will be effective in the first quarter of 2013, although early adoption is permitted, the Company has not elected early adoption of this pronouncement. The update will primarily impact our disclosures, but otherwise is not expected to have a material impact on our financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective in the first quarter of 2013, although early adoption is permitted, the Company has not elected early adoption of this pronouncement . The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but otherwise is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format previously used by us, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and must be applied retrospectively for all periods presented in the financial statements. This update was effective and adopted by the Company in the first quarter of 2012 and had no impact on the Company’s financial statement presentation.

Disclosures about Fair Value Measurements

In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVENTORY

At December 31, inventory consists of the following:

	12/31/2012	12/31/2011
Raw materials	$42,831	$77,942
Packaging	1,873	4,063
Work-in-process	64,170	-
Finished goods	360,428	174,837

	$469,302	$256,842

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment, net consists of the following:

	12/31/2012	12/31/2011
Production, engineering and other equipment	$6,426,432	$6,702,194
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,074,040	$10,349,802

Accumulated depreciation	$(7,628,075)	$(7,160,804)

Property and equipment, net	$2,445,965	$3,188,998

Depreciation expense was $682,135 and $715,723 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company sold one fixed asset with a  net book value of $60,899 in exchange for cash of $110,000 and recorded a gain on sale of $49,101.

NOTE 6 – LETTER OF CREDIT

On October 17, 2011, Z Trim Holdings, Inc. (the “Company”) entered into a Custom Processing Agreement (the “Agreement”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.

The Agreement provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The Agreement automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.    Production began during the third quarter of 2012.  The Agreement provides for minimum production volumes of 40,000 lbs per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.

In addition, the Company has agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not draw down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of December 31, 2012 we advanced a total of $500,000 and accrued interest on the advance was $23,150.

NOTE 7 – ACCRUED  EXPENSES

At December 31, accrued expenses consist of the following:

	12/31/2012	12/31/2011
Accrued payroll and taxes	$32,021	$29,153
Accrued settlements	110,000	62,500
Accrued interest	-	232,490
Accrued expenses and other	31,513	27,317
	$173,534	$351,460

NOTE 8–CONVERTIBLE NOTES PAYABLE

2008 CONVERTIBLE NOTES

In 2008, we sold $4,457,000 of  8% convertible notes, which came due in 2010. As of December 31, 2010, $3,707,000 principal and $651,893 interest was converted into stock, and $250,000 was repaid resulting in an ending balance of $500,000. Of the $500,000, $100,000 was extended to April 12, 2012 and $400,000 was in default.   Of that amount, $100,000 was redeemed in March 2011, and the remaining $300,000 was converted into common stock in April 2011.  As of December 31, 2011 the remaining principal balance was $100,000 and subsequently converted into common stock during April 2012.  Therefore, as of December 31, 2012, none of these notes were outstanding.

2009 CONVERTIBLE NOTES

On April 15, 2009, we entered into private placement subscription agreements pursuant to which we sold 24.2 units consisting of convertible notes and warrants, for an aggregate offering price of $242,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding.

The Notes are convertible into a total of 242,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant to purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share ("Warrants"). The total Warrants issued to the Note-holders were 383,000.

As part of the aggregate, two of the Company's external Directors, Mark Hershhorn and Brian Israel each agreed to apply $20,000 of unpaid Directors' fees (80% of which was past due), to the purchase of Units pursuant to the terms of the offering set forth above. Further, our third external director, Morris Garfinkle, also invested $50,000 in the offering.

As a result of the conversion rate being set at $1.00 for the 2009 agreements, the conversion rate for the convertible notes and $4.80 warrants entered into by the company in June, September and November of 2008 were automatically reset to $1.00. The impact of this change is that the number of shares that could be obtained by converting the June, September and November 2008 notes increases from 928,541 to 4,456,997, and the interest shares (if the holders elect to be paid in shares instead of cash) on such notes increases from 148,566 to 713,117.

Between May 1 and May 14, 2009, we entered into private placement subscription agreements pursuant to which we sold 38.5 units consisting of convertible notes and warrants, for an aggregate offering price of $385,000. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding. The Notes are convertible into a total of 385,000 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant to purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share ("Warrants"). The total Warrants issued to the Note-holders were 577,500. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009.

Between May 18 and July 15, 2009, we entered into private placement subscription agreements pursuant to which we sold 49.75 units consisting of convertible notes and warrants, for an aggregate offering price of $497,500. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all assets of the Company for so long as the Notes remain outstanding.  The Notes are convertible into a total of 497,500 shares of Common Stock. The interest is payable upon maturity of the Notes. Investors of each Unit also received one five-year warrant to purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share ("Warrants"). The total Warrants issued to the Note-holders were 746,250. The terms of the offering are identical to those announced on the Company's Form 8-K, dated April 21, 2009.

On June 29, 2009, the Company entered into an agreement with its landlord, whereby the Company agreed to apply $130,000 of unpaid and past due rent owed to such landlord, to the purchase of 13 Units pursuant to the terms of the offering set forth above. The landlord agreed to accept such Units as payment for the $130,000 of unpaid and past due rent. These Units are included in the totals set forth in the paragraph above.

On October 15, 2009, we entered into a private placement subscription agreement with Brightline Ventures I, LLC, a Delaware Limited Liability Company ("Brightline") pursuant to which we sold 185.25 units consisting of convertible notes and warrants, for an aggregate offering price of $1,852,500. Furthermore, since July 14, 2009, we had sold an additional 75.3 units for an aggregate offering price of $753,000, including a total of $660,000 sold to affiliates of Brightline. Each of the units (individually, a "Unit" and collectively, the "Units") consists of a $10,000 24-month senior secured promissory note (each a "Note" and collectively the "Notes") convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the "Common Stock"), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share. The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding. The Notes are convertible into a total of 2,605,500 shares of Common Stock. The interest is payable quarterly or upon maturity of the Notes. The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share ("Warrants"). The total Warrants issued to the purchaser and its affiliates were 3,768,750. The Company has agreed to pay a finder cash commissions aggregating 8% of the gross proceeds of the offering sold to an investor introduced by that finder up to a maximum of 250 Units purchased by such investor and an equal amount of five year warrants at an exercise price of $1.50 per share (for example, if the finder's fee equals $200,000, then the finder will also receive 200,000 warrants with an exercise price of $1.50). The Company has reserved the right to negotiate a lower commission for any Units above the 250 purchased by such investor. The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on April 21, 2009 (the "2009 Units"). The amount of Units purchased by Brightline and its affiliates, represents at least a majority of all of the Units and the 2009 Units taken as a whole, and, consequently, under the terms of the Notes, the purchaser has the ability, together with us to amend the Notes and Security Agreements comprising the Units and the 2009 Units. In consideration of Brightline's (and its affiliates') purchase of Note Units in the amount of $2,512,500 pursuant to the terms of the Note Memorandum, the Company granted to Brightline, the right to purchase additional Note Units and/or Preferred Stock Units, as available, up to an additional aggregate amount of $2,487,500.

After October 15, 2009, we sold an additional 1.7 units for an aggregate offering price of $17,000, of which $12,000 was in return for forgiveness of rent owed to our landlord. Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding.  The Notes are convertible into a total of 1,317,000 shares of Common Stock exclusive of interest.  The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes.  The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share (“Warrants”).  The total Warrants issued to the purchasers were 1,975,500.   The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 and reported on a Form 8-K filed by us on October 16, 2009 (the “2009 Units”).

Pursuant to the terms of the subscription agreement we agreed with the Purchaser to amend the Units (the "Amended Units") to reflect the terms and conditions of the Units sold by us in 2008 (the "2008 Units") as described in our Current Reports on Form 8-K filed on June 24 and September 2, 2008 which include among other things a full ratchet anti-dilution formulation with respect to the adjustments to the conversion price of the Notes and the exercise price of the Warrants instead of the weighted average anti-dilution formula contained in the Units and the payment of interest on the Notes, at the option of the holder, quarterly or at maturity rather than just at maturity. As a result of the amendment, all of the Notes and the 2009 Notes and corresponding Security Agreements were amended. The Warrants sold to the purchaser have also been amended. We also agreed to offer to amend the warrants and to offer a registration rights agreement to the noteholders under the 2009 Units on terms identical to those granted to the purchaser. The Notes, the Amended and Restated Notes (including the Notes issued as part of the 2009 Units) and Notes issued as part of the 2008 Units rank pari passu with each other.

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

At December 31, 2011, the principal amount and unpaid interest of the 2009 convertible notes have been converted to common stock of the Company and no such notes were outstanding as of that date.

2010 CONVERTIBLE NOTES

On January 15, 2010, we entered into a private placement subscription agreement with Brightline pursuant to which we sold 130 units consisting of convertible notes and warrants, for an aggregate offering price of $1,300,000.  The Company has agreed to extend Brightline's right to invest an additional $1,200,000 on substantially similar terms until February 28, 2010.  Also, we issued an additional 1.2 units for an aggregate offering price of $12,000, which was in return for forgiveness of rent owed to our landlord.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the “Security Agreement”).  The Notes are convertible into a total of 1,312,000 shares of Common Stock exclusive of interest.  The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes.  The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share (“2010 Warrants”).  The total Warrants issued to the purchasers were 1,968,000.   The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009.

Between February 1 and December 31, 2010, we entered into a series of private placement subscription agreements with accredited investors (the “purchasers”) pursuant to which we sold 50.4 units consisting of convertible notes and warrants, for an aggregate offering price of $504,000.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of a $10,000 24-month senior secured promissory note (each a “Note” and collectively the “Notes”) convertible at the rate of $1.00 per share into 10,000 shares of our common stock, $.00005 par value (the “Common Stock”), bearing interest at the rate of 8% per annum, which interest is accrued annually in Common Stock at the rate of $1.00 per share.  The Notes will be secured by a first lien on all of our assets for so long as the Notes remain outstanding pursuant to the form of Security Agreement (the “Security Agreement”).  The Notes are convertible into a total of 504,000 shares of Common Stock exclusive of interest.  The interest is payable in additional shares of the Company's Common Stock, quarterly or upon maturity of the Notes.  The Investors also received one five-year warrant for each Unit purchased, to purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share (“Warrants”).  The total Warrants issued to the purchasers were 756,000.   The terms and conditions of the Units are substantially identical to the terms and conditions and constitute a part of the units previously sold by us in 2009 (the “2009 Units”).

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

The warrants value and the embedded conversion feature are discounted against the Notes and are being amortized as interest expense using the effective interest method over the term of the Notes.  The total debt discount as of December 31, 2012 and 2011 was $0 and $38,311, respectively.  For the twelve months ended December 31, 2012 and 2011, the Company recorded amortization of debt discount in the amounts of $38,311 and $2,621,704, respectively.

During 2011, the principal balance of $4,433,000 together with accrued and unpaid interest of $590,375 was converted into 5,167,589 shares of common stock.  A portion of this conversion was made prior to the original stated maturity date of the notes.  As a result, the Company recorded a loss of $193,771 due to this early conversion.

At December 31, 2011, $1,420,000 represents related party convertible notes.

During 2012, the remaining principal balance of $1,420,000 together with accrued and unpaid interest of $238,979 was converted into 1,658,979 shares of common stock.  Therefore, as of December 31, 2012, none of the notes were outstanding.

2012 CONVERTIBLE NOTES

During the first quarter of fiscal 2012, we secured financing from three accredited investors (the “Investors”) pursuant to which we sold senior secured convertible promissory notes (each a “Note” and collectively the “Notes”) and warrants and received gross proceeds of $200,000.   The Notes have a twenty-four month term and accrue interest at the rate of 8% per annum.  The principal balance of the Notes is convertible at the rate of $1.00 per share into an aggregate of 200,000 shares of our common stock, $.00005 par value (the “Common Stock”).  The interest is payable either upon maturity of the Notes or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest which is not paid when due shall bear interest at a rate of interest equal to the eighteen percent (18%) per annum.  Attached to the Notes are warrants that entitle the Investor to purchase a specified number of shares of common stock of the Company at a price of $1.50 per share within five years.  The warrants value is discounted against the Notes and is being amortized as interest expense using the effective interest method over the term of the Notes. The valuation of the related discount for the warrants was calculated using the Black Scholes model and was equal to $40,508. The key inputs to the model were the number of warrants of 100,000, share prices on the grant dates of $0.59 and $0.70, exercise price of $1.50, terms of 5 years, volatilities of 98.16% and 103.66%, and discount rates of 0.91% and 0.88%.  During 2012, the Company recorded amortization of the debt discount in the amount of $40,608.

On November 5, 2012, the $200,000 principal balance together with accrued and unpaid interest was converted into common stock.  As of December 31, 2012, the Company does not have any convertible notes payable outstanding.

AMORTIZATION ON CONVERTIBLE NOTES

For the twelve months ended December 31, 2012, the Company recognized debt discount amortization in the amount of $78,819.  For the twelve months ended December 31, 2011, the Company recognized debt discount amortization in the amount of $2,621,704.

Below is a table summarizing the notes payable activity for the years ended December 31, 2012 and 2011.

			Converted				Converted
			into				into
		Principal	Common		New	Principal	Common
Year Issued	12/31/2010	Payments	Stock	12/31/2011	Borrowings	Payments	Stock	12/31/2012

2008	$500,000	$100,000	$300,000	$100,000	$-	$-	$100,000	$-

2009	3,697,000	60,000	3,637,000	-	-	-	-	-

2010	1,816,000	-	496,000	1,320,000	-	-	1,320,000	-

2012	-	-	-	-	200,000		200,000	-

	$6,013,000	$160,000	$4,433,000	$1,420,000	$200,000	$-	$1,620,000	$-
Debt discount	(2,660,015)			(38,311)				-

Total	$3,352,985			$1,381,689				$-

NOTE 9 - PREFERRED STOCK

Below is a summary of the Series I and Series II Preferred Stock:

	12/31/2012		12/31/2011
Convertible,	Shares		Shares
Redeemable	Issued and		Issued and
Preferred Stock	Outstanding	Amount	Outstanding	Amount
Series I	-	$-	947,058	$4,735,291
Discount on Series I		-		(2,505,680)
	-	$-	947,058	$2,229,611

Series II	-	$-	665,339	$3,326,697
Discount on Series II		-		(2,348,096)
	-	$-	665,339	$978,601

	12/31/2012		12/31/2011
	Shares		Shares
Convertible	Issued and		Issued and
Preferred Stock	Outstanding	Amount	Outstanding	Amount
Series II	665,339	$2,157,238	-	$-
	665,339	$2,157,238	-	$-

At December 31, 2012 and 2011, the Company charged to additional paid in capital amortization relating to the discount on preferred stock of $3,684,317 and $2,990,326, respectively.

As of December 31, 2012, the $2,157,238 of Series II Preferred Stock has been reclassified on the balance sheet to permanent Stockholders’ Equity and identified as Series II Convertible Preferred Stock.  Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock have also been reclassified to Stockholders’ Equity.  This reclassification was a result of the agreement indicated within this footnote between Brightline and the Company which amended the shares to no longer be subject to potential cash redemption.

Preferred Stock issued in 2010

Between June 3 and 7, 2010, we entered into 5 private placement subscription agreements with investors pursuant to which we sold 92.1 units consisting of Preferred Stock and warrants, for an aggregate offering price of $921,000.   Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with  rights to:  (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends.  The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company.  Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  As of December 31, 2012, there were no 2008 Notes or 2009 Notes outstanding.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.  The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

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

On July 29, 2010 the Company filed a registration statement with the SEC covering all of the shares of common stock underlying the Series 1 Preferred Stock, dividends thereon, and accompanying warrants, purchased by the 5 investors between June 3 and 7, 2010.  This registration statement went effective on August 5, 2010.

On September 7, 2010, we entered into a private placement subscription agreement with an investor pursuant to which we sold 30 units consisting of Preferred Stock and warrants, for an aggregate offering price of $300,000.   Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with  rights to:  (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends.  The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company.  Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  As of December 31, 2012, there were no 2008 Notes or 2009 Notes outstanding.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms.  The Preferred Stock terms may be amended by the Company and  the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

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

Between December 15 and 29, 2010, we entered into 2 private placement subscription agreements with investors pursuant to which we sold 333.7291 units consisting of Preferred Stock and warrants, for an aggregate offering price of $3,337,291. Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series I 8% Convertible Preferred Stock (“Preferred Stock”) at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 Notes due in 2011 and 2012 are paid in full.  As of December 31, 2012, there were no 2008 Notes or 2009 Notes outstanding.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Preferred Stock terms. The Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares and such majority may also waive an adjustment to the Conversion Price.

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

Preferred Stock issued in 2011

In January 2011,  the Company’s external Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to apply $15,000 of their Directors’ fees (20% of which was past due), to the purchase of Units pursuant to the terms of the preferred stock series I.   As such, we entered into 4 private placement subscription agreements with investors pursuant to which we issued 6 units consisting of Preferred Stock and warrants, for an aggregate offering price of $60,000. On March 18, 2011, we entered into a private placement subscription agreement with Brightline, pursuant to which we sold 332.6697 units consisting of Preferred Stock and warrants, for an aggregate offering price of $3,326,697. Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of the Series II 8% Convertible Preferred Stock (“Series II Preferred Stock”) at an Original Issue Price of $5.00 per share, with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Series II Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Series II Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Series II Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 8% Senior Secured Convertible Notes due in 2011 and 2012 (the "2009 Notes")  are paid in full or until any such restrictions are waived.  As of December 31, 2012, there were no 2008 Notes or 2009 Notes outstanding.  Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Series II Preferred Stock terms.

The Series II Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares of Preferred Stock and such majority may also waive an adjustment to the Conversion Price. The Series II Preferred Stock is convertible into a total of 3,326,698 shares of Common Stock, exclusive of the shares of Common Stock issuable in connection with the 8% dividend. Brightline also received one five-year warrant for each Unit purchased, pursuant to which the holder may purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share (“Warrants”). The total warrants issued were 4,990,046. Current Z Trim Director Edward Smith, III, is a managing partner of Brightline Capital Management, LLC, which is the investment manager of Brightline Ventures I, LLC.

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

Preferred Stock converted into Common Stock in 2011

Between December 22, 2011 and December 30, 2011, holders of Company’s Series I 8% Convertible, Redeemable Preferred Stock (“Series I Preferred Stock”) elected to convert an aggregate of  21,800 shares of the Company’s Series I Preferred Stock, plus accrued but unpaid dividends of $17,440 on such shares of Series I Preferred Stock, into an aggregate of 126,440 shares of the Company’s common stock, par value $0.00005 per share (“Common Stock”), pursuant to the terms of the Statement of Resolution Establishing the Series I Preferred Stock.  For each converted share of Series I Preferred Stock, the holder thereof was entitled to receive such number of shares of Common Stock as determined by dividing (x) the Original Series I Issue Price of $5.00 per share plus the amount represented by accrued but unpaid dividends on such share by (y) the Conversion Price of $1.00 applicable to such share.

Preferred Stock converted into Common Stock in 2012

On August 15, 2012, Brightline converted $907,120 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 907,120 shares of the Company’s Common Stock.  In conjunction with this conversion,  Morris Garfinkle, a Director of the Company, also converted $34,800 (including accrued dividends) of Series I Convertible,  Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

On September 7, 2012, Brightline converted $727,280 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 727,280 shares of the Company’s Common Stock.

On December 7, 2012, Brightline converted $2,559,752 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 2,559,752 shares of the Company’s Common Stock.  Again on December 29, 2012, Brightline converted $905,348 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 905,348 shares of the Company’s Common Stock.

On December 11, 2012, the Company’s external Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to convert $17,403 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 17,403 shares of the Company’s Common Stock prior to its maturity.  The aggregate conversion by the directors was $69,612.  As a result of this early conversion the Company recorded a loss of $728 for the twelve months ended December 31, 2012.

On December 15, 2012, an Investor converted $290,000 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 290,000 shares of the Company’s Common Stock.

On August 13, 2012, the Company entered into an agreement with Brightline pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Preferred Stock into 7,721,988 shares of the Company’s Common Stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group, LLC.  In consideration for the foregoing conversion of Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company. Prior to December 31, 2012, all Series I Preferred shares held by Brightline were converted to common shares consistent with the amendment. The remaining Series II Preferred shares held of 665,339 shares and $3,326,697 was reclassified to permanent equity based on the removal of the redemption feature associated with the preferred stock. The value reclassified was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock have also been reclassified to Stockholders’ Equity.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

At December 31, 2012, the Company has no outstanding Series I Convertible, Redeemable Preferred Stock.  As of December 31, 2011, the Company had a total of 947,058 (convertible into 4,735,290 shares of common stock exclusive of dividends) shares of its Series I Convertible, Redeemable Preferred Stock outstanding.  At December 31, 2012, the Company had a total of 665,339 shares (convertible into 3,326,697 shares of common stock exclusive of dividends) of its Series II Convertible Preferred Stock outstanding.  The Series II Convertible Preferred Stock matures in March 2013.  At December 31, 2011, the Company had a total of 665,339 (convertible into 3,326,697 shares of common stock exclusive of dividends) of its Series II Convertible, Redeemable Preferred Stock outstanding.  All of the of shares of Series II Convertible Preferred Stock outstanding as of December 31, 2012 are owned by related parties.

As of December 31, 2012 and 2011, the Company had accrued dividends of $476,857 and $650,616, respectively.  The payable at December 31, 2012 was classified as Stockholders’ Equity due to its being payable with common shares only.  The related dividends are included within common stock payable for $476,857 as of December 31, 2012.  Dividends are accrued quarterly at 8% as described in the preceding paragraphs.  Dividends accrued are recorded to additional paid-in-capital and are deducted from net income/(loss) on the Statement of Operations.  Based on the $1.00 conversion price, 476,857 and 650,616 shares would be owed upon conversion of the dividends payable as of December 31, 2012 and 2011, respectively.

NOTE 10 - LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement had not been declared effective as the Company was not Form S-3 eligible.  A Form S-1 registration statement was filed on June 2, 2011, and went effective on June 3, 2011.  Under the terms of the registration rights agreement, as partial compensation, the Company would be required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of December 31, 2012, there are 3 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages, the amount of $36,178.  During 2011, two investors did sign a release and waiver of any such claims, and therefore we recognized a gain of $74,850 related to the reduction of these potential claims.

NOTE 11 –DERIVATIVE LIABILITIES

The Company’s warrants, preferred stock, and its Convertible 8% Senior Secured Notes issued in 2010, 2009, and 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or notes at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities decreased from $11,031,432 at December 31, 2011 to $8,025,381 at December 31, 2012.  For the year ended December 31, 2012, the change in fair value was a negative $1,514,156.  The change in fair value during the year ended December 31, 2011 resulted in a gain of $3,396,298.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2012 and December 31, 2011:

	12/31/2012	12/31/2011
Common stock warrants	$6,626,255	$8,829,215
Embedded conversion features for convertible debt or preferred shares	1,399,126	2,202,217

Total	$8,025,381	$11,031,432

Beginning balance	$11,031,432	$13,528,355
Bifurcated amount	-	3,386,697
Change in derivative liability valuation	1,514,156	(3,396,298)
Change in derivative liability - settlements	(4,520,207)	(2,487,322)

Total	$8,025,381	$11,031,432

During 2012, the Company issued 689,087 shares of common stock as a result of the exercise of warrants both on a cash and cashless basis.  The impact of these issuances to the related embedded derivative liabilities was a decrease to the derivative liability and increase to additional paid in capital for $1,021,913 on the exercise dates.  Also during 2012, the Company issued 1,658,979 shares of common stock as a result of the conversion of the remaining 2008 and 2010 notes payable, including accrued interest.  The impact of these conversions to the related embedded derivative liabilities was a decrease to the derivative liability and increase to additional paid in capital for $48,619 on the conversion dates.  Finally, the Company issued 5,493,912 shares of common stock as a result of the conversion of Series I Preferred Stock and accrued dividends.  The impact of these conversions to the related embedded derivative liabilities was a decrease to the derivative liability and increase to additional paid in capital for $3,449,675 on the conversion dates.

For the year ended December 31, 2011, the Company issued 56,489 shares of common stock as a result of the exercise of warrants for cash.  The impact on paid in capital was an increase of $3,350 and the change to the derivative liability was $34,388. Also during 2011, the Company issued 5,294,029 shares of common stock as a result of the conversion of the 2008, 2009 and 2010 notes payable, including accrued interest.  The impact on paid in capital was an increase of $5,343,321 and a change to the derivative liability of $2,410,865.  Finally, the Company issued 126,440 shares of common stock as a result of the conversion of Series I Preferred Stock and accrued dividends.  The impact on paid in capital was an increase of $126,434 and the change to the derivative liability as a result of the settlement was $42,069.

NOTE 12–EQUITY

COMMON STOCK ISSUED FOR SERVICES IN 2011

In 2011, the Board of Directors approved a grant of 35,000 shares of common stock to each of the Company’s four external directors.  A tax gross up of up to 35% was included, not to exceed $10,000.  140,000 shares were granted on January 6, 2011, with a fair market value of $141,400, based on the closing price of stock on the grant date.

On August 22, 2011, the Company entered into an Agreement for Services with Alliance Advisors, LLC, pursuant to which Alliance agreed to provide investor relations services to us for a period of twelve months.  In exchange for Alliance’s services, we agreed to pay Alliance 84,000 restricted shares of common stock valued at $109,200 for purposes of the agreement, as well as $6,500 per month for the first six months, and $7,500 per month for the second six months of the agreement.  The agreement provided, that either party may terminate the agreement after 6 months, and in the event of such termination, a pro rata portion of the 84,000 shares of common stock would be returned to the Company.  The Company terminated the Agreement with Alliance Advisors, LLC on January 12, 2012.  The Company expensed half the value of the shares equal to $54,600 related to the agreement and received the remaining 42,000 shares back in 2012.

On April 12, 2011, the Company entered into an Agreement for Services with AIM Capital Corporation, pursuant to which AIM agreed to provide public relations services to us for a period of twelve months. In exchange for AIM’s services, we agreed to pay AIM an annual fee of 125,000 shares of common stock which vest as follows: 50,000 upon execution of agreement, 25,000 on the 90th day following this agreement, 25,000 on the 180th day following this agreement, and 25,000 on the 270th day following this agreement. The agreement also provided that should either party terminate this agreement, AIM shall be entitled to keep all vested a shares as of the date of termination, plus any pro rata amount of shares based on the termination date.

As of December 31, 2011, 100,000 shares of common stock owed to AIM had vested.  These shares were valued on their respective vesting dates for a total of $138,750.   We also entered into registration rights agreements pursuant to which we have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the issuance above. This registration statement was filed on June 2, 2011, and went effective on June 3, 2011.  On January 7, 2012, the remaining 25,000 shares were valued and expensed for $11,250.

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

COMMON STOCK ISSUED FOR SERVICES IN 2012

On February 6, 2012 the Company issued 238,800 shares of common stock to its four non-executive directors (59,700 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total of expense of $160,000 related to these issuances.  These shares were valued based on the closing price of the grant date.

On July 2, 2012, we entered into a Private Placement of Securities & Advisory Services Agreement with Maxim Group LLC, pursuant to which Maxim agreed to act as the Company’s exclusive placement agent in a proposed private placement of equity, convertible, debt and/or linked securities of the Company up to $10 million.  This agreement terminated on December 31, 2012.

In exchange for Maxim’s services, we agreed to pay Maxim with 150,000 shares of the Company’s Common Stock  valued at $150,000 for purposes of the agreement, as well as $10,000 per month for the duration of this agreement.  An additional 350,000 shares of Common Stock would have been issued to Maxim upon the completion of a closing that resulted in the Company receiving a minimum of $10 million.  No such transaction occurred prior to the termination of the agreement.

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

COMMON STOCK ISSUED FOR DEBT CONVERSION

On January 15, 2012, the Company issued 1,508,000 shares of its Common Stock, $.00005 par value per share, upon conversion to common stock of  its 8% Convertible Secured Notes due in 2012 (the "Notes"), representing principal of $1,300,000 and interest of $208,000.  The conversion was in accordance with the agreement, and therefore no gain or loss was recorded.

On April 19, 2012, the Company issued 150,979 shares of its Common Stock, $.00005 par value per share, upon conversion to common stock of its Notes, representing principal of $120,000 and interest of $30,979.  The conversion was in accordance with the agreement, and therefore no gain or loss was recorded.

On November 5, 2012, the Company issued 212,056 shares of its Common Stock, $.00005 par value per share, upon conversion to common stock of its Notes, representing principal of $200,000 and interest of $12,056.  The conversion was in accordance with the agreement, and therefore no gain or loss was recorded.

COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS

During 2012, 490,424 stock warrants were exercised for cash of $304,225.
During 2011, 56,489 stock warrants were exercised for cash of $3,353.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

During 2012, the Company issued 198,663 shares of common stock on the cashless exercise of warrants.
During 2011, the Company issued no shares of common stock on the cashless exercise of warrants.

COMMON STOCK ISSUED ON THE EXERCISE OF STOCK OPTIONS

During 2012, 14,600 stock options were exercised for cash of $9,526.
During 2011, no stock options were exercised for cash.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF STOCK OPTIONS

During 2012, the Company issued 131,161 shares of common stock on the cashless exercise of options.
During 2011, no stock options were exercised on a cashless basis.

COMMON STOCK PAYABLE

On February 12, 2013, we entered into a settlement agreement with a former provider of investment services over compensation provided in a prior period for services in the raising of equity capital for the Company.  As a result of this agreement, the Company issued 875,000 shares of Common Stock to this party.  As of December 31, 2012, the Company has recorded a common stock payable in the amount of $1,881,250 which is equal to the value of the shares on the settlement date.

CONVERTIBLE PREFERRED STOCK

As indicated previously, on August 13, 2012, the Company entered into a modification with Brightline pursuant to which Brightline agreed to convert preferred stock into common stock on or before the respective maturity.  As a result of this modification the Convertible, Redeemable Preferred Stock Series II has been reclassified to equity as Convertible Preferred Stock Series II as of December 31, 2012 as the shares are no longer redeemable.

NOTE 13 – STOCK OPTION PLAN AND WARRANTS

EXERCISING OPTIONS AND WARRANTS

During 2012, 490,424 stock warrants were exercised for cash and the Company issued 198,663 shares of common stock on the cashless exercise of warrants.  Also during 2012, 14,600 stock options were exercised for cash while the Company issued 131,161 shares of common stock on the cashless exercise of stock options.    In 2011, 56,489 stock warrants were exercised and no options were exercised.  During 2011, the company did not issue shares of common stock on the cashless exercise of warrants or options.

A summary of the status of the warrants issued by the Company as of December 31, 2012 and 2011 are as follows:

	Year Ended		Year Ended
	12/31/2012		12/31/2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	23,736,108	$1.55	18,779,753	$1.59
Granted	650,000	$0.83	5,130,046	$1.66
Exercised	(490,424)	$0.62	(56,489)	$0.06
Cashless Exercises	(335,541)	$0.91	-
Expired and Cancelled	(183,893)	$14.73	(117,202)	$13.72
	23,376,250		23,736,108

Outstanding, end of period	23,376,250	$1.46	23,736,108	$1.55

Exercisable at end of period	23,376,250	$1.46	23,736,108	$1.55

As of December 31, 2012 and 2011, the Company had warrants outstanding to purchase 23,736,250 and 23,736,108 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through February 2017.   There were 650,000 and 5,130,046 warrants issued in 2012 and 2011, respectively.  The fair value of the warrants granted in 2011 are included in the derivative liability calculation as the warrant agreements contain reset provisions to the exercise price. The fair value of the warrants issued in 2012 did not have any reset provisions and were valued at $273,641 using the Black Scholes model. A portion of these warrants equal to 100,000, were valued at $40,508 and were attached to debt. These warrants were recorded as a debt discount upon issuance and were fully amortized upon conversion of the related notes in 2012. The other portion of warrants equal to 550,000, were valued at $233,133 using the Black Scholes model on the grant date. These warrants were issued for investor relations services. The fair value is being amortized straight line over the related requisite service period which resulted in $172,000 of expense during the year ended December 31, 2012.

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options issued by the Company as of December 31, 2012 and 2011 are as follows:

	12/31/2012		12/31/2011
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,645,202	$1.10	3,484,833	$1.26
Granted	2,354,275	$0.80	2,298,702	$1.02
Exercised	(230,600)	$1.09	-	$-
Expired and Cancelled	(40,000)	$0.86	(138,333)	$3.69
Outstanding at end of period	7,728,877	$1.01	5,645,202	$1.10

Exercisable at end of period	7,582,022	$1.01	5,317,003	$1.13

At December 31, 2012, the aggregate intrinsic value of all outstanding options was $5,534,876 of which 7,582,022 outstanding options are currently exercisable at a weighted average exercise price of $1.03 and a weighted average remaining contractual term of 3.6 years.

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

	2012	2011
Weighted average fair value per option granted	$0.38	$0.97
Risk-free interest rate	0.34 - 0.42%	0.6 - 0.9%
Expected dividend yield	0.00%	0.00%
Expected lives	2.695	2.875 - 5
Expected volatility	97.72 - 103%	101 - 245%

During 2012, the Company granted 2,324,275 options to employees/advisors and recognized a total of $961,599 in stock compensation expense.  During 2011, the Company granted 2,058,702 options to employees or advisors and recognized a total of $2,069,498 in stock based compensation related to the options granted above.  The options granted to employees are 25% vested at the date of grant and 25% every 90, 180 and 270 days subsequent to the grant date.  The expiration date of the options granted in both 2012 and 2011 is five years from the grant date.

During 2011, the board of directors initiated an Advisory Committee to consult and advise the Company on matters relating to the marketing and development of the Company’s products.  The Company granted 30,000 options to each of the eight Advisory Committee members.  Total options granted were 240,000 and vest one third at the grant date, one third on the first anniversary of the grant date and one third on the second anniversary of the grant date.  During 2012, the Company added one more member to the Advisory Committee and extended this person the same 30,000 option grant as was provided to the members in 2011.  The vesting period is the same.  The Company recognized an expense relating to these options of $414,227 and $44,318 during 2012 and 2011, respectively.  The options granted in both 2012 and 2011 will expire in five years from the grant date.

As of December 31, 2012, the Company had reserved 10,271,123 shares of Common Stock to be issued upon the exercise of qualified options issued under the Plan.  As of December 31, 2011 the Company had 14,073,132 shares available for grant under the Plan.

Stock options outstanding at December 31, 2012 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	7,383877	3.2	$1.13	7,237,022
$1.51-$3.00	210,000	2.4	$1.49	210,000
$3.00-$5.00	135,000	5.3	$3.11	135,000
	7,728,877	3.6	1.02	7,582,022

Stock options outstanding at December 31, 2011 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	5,435,202	3.9	$1.18	5,107,003
$1.51-$3.00	210,000	2.0	$1.49	210,000
	5,645,202	4.0	1.13	5,317,003

NOTE 14 – SETTLEMENT LOSSES

On August 4, 2010, the Company was served with a complaint by Daniel Caravette, alleging the Company breached the parties’ settlement agreement dated April 24, 2008 and seeking damages in excess of $75,000.  The case was tried in September of 2010 before the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois. The Court awarded a final judgment in favor of Mr. Caravette in the amount of $47,140 plus approximately $31,000 in attorneys’ fees and costs.  As of December 31, 2010, the Company accrued $78,140 as a settlement amount pending appeal of the court’s decision.  During February, 2011 the court ordered the Company to post an irrevocable letter of credit in the amount of $125,000 as security towards the eventual affirmation or dismissal of the appeal.  In addition to the accrual of $78,140, the Company accrued an additional $46,860 settlement loss to encompass the irrevocable letter of credit.  On September 29, 2011, the Appellate Court ruled in favor of Mr. Caravette.  On October 27, 2011, the Company made payment of $97,500 as full and final payment for the judgment, interest thereon and attorneys’ fees.  As a result, the Company realized a settlement gain of $27,500, the difference between the final settlement of $97,500 and the $125,000 letter of credit.

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

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  As of December 31, 2011, the Company accrued as a settlement loss, the $62,500 paid to Process Piping, LLC on March 6, 2012 in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim. The pleadings on the other claims are still at issue and discovery is underway.  Thus, the outcome is unknown as of the date hereof.

During 2012, the Company entered into a settlement agreement with a former employee who filed a Charge of Discrimination with the Equal Employment Opportunity Commission.  The Company settled with a payment of $13,968 and the matter was resolved.

As of December 31, 2012, the Company has recorded a liability in the amount of $110,000 relating to the complaint initiated by Joseph Sanfilippo and James Cluck as discussed in Note 18 below.  The Company believes that it has good grounds to defend this suit, and has only allocated this amount so as to be compliant with applicable accounting standards.

On February 12, 2013, we entered into a settlement agreement with a former provider of investment services over compensation provided in a prior period for services in the raising of equity capital for the Company.  As a result of this agreement, the Company issued 875,000 shares of Common Stock to this party.  As of December 31, 2012, the Company has recorded a common stock payable and settlement loss in the amount of $1,881,250.

NOTE 15 – INCOME TAXES

During 2012 and 2011, the Company incurred net losses, and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net loss carry forward is approximately $92,296,649 and $86,652,769 for the years ended December 31, 2012 and 2011 respectively, and will expire in the years 2020 through 2031.

At December 31, 2012, the net deferred tax asset consisted of the following:

Net operating loss	$31,380,861
Less: Valuation allowance	(31,380,861)

Net deferred tax asset	$-

After evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.  Our tax return for the year ended December 31, 2012 may be subject to IRS audit.

NOTE 16 – MAJOR CUSTOMERS AND CONCENTRATIONS

The Company’s customers are food manufacturers, school districts and the general public.  There were three significant customers who accounted for 36%, 24% and 9% of total sales for the year ended December 31, 2012.  There were three significant customers who accounted for 46%, 24% and 6% of total sales for the year ended December 31, 2011.  Further, two significant customers accounted for 77% and 9% of the total accounts receivable for the year ended December 31, 2012.  Two significant customers accounted for 73% and 13% of the total accounts receivable for the year ended December 31, 2011.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At December 31, 2012 and 2011, $394,804 and $63,073, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 17 – COMMITTMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease in the first quarter of 2013 until May 2014 and the required monthly rental payments will be $21,361,  including property taxes.  Insurance and maintenance are billed when due.  If we were to lose this lease or not be able to extend our lease due to the specific requirements of our Company, the effect on our operations could be substantial.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2013	$190,250
2014	65,250
2015	-
2016	-
2017	-
$255,500

The total rent expense for the years ended December 31, 2012 and 2011, respectively, was $324,397 and $305,632.

NOTE 18– PENDING LITIGATION/ CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  The trial court has issued a default order against the Company, and has denied the Company’s Motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, the Company has conservatively allocated a reserve of $110,000 to satisfy any liability it may incur as a result of this matter.

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  As of December 31, 2011, the Company accrued as a settlement loss, the $62,500 paid to Process Piping, LLC on March 6, 2012 in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim. The pleadings on the other claims are still at issue and discovery is underway.  Thus, the outcome is unknown as of the date hereof.

During 2012, the Company entered into a settlement agreement with a former employee who filed a Charge of Discrimination with the Equal Employment Opportunity Commission.  The Company settled with a payment of $13,968 and the matter was resolved.

NOTE 19 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2012.

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

On February 6, 2012 the Company issued 238,800 shares of common stock to its four non-executive directors (59,700 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $160,000 related to these issuances.  These shares were valued based on the closing price of the grant date.

On August 15, 2012, Morris Garfinkle, a Director of the Company, converted $34,800 (including accrued dividends) of Series I Convertible,  Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

On December 11, 2012, the Company’s external Directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith each agreed to convert $17,403 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 17,403 shares of the Company’s Common Stock prior to its maturity.  The aggregate conversion by the directors was $69,612.  As a result of this early conversion the Company recorded a loss of $728 for the twelve months ended December 31, 2012.

As of December 31, 2012 and 2011, the Company owed $0 and $1,500,855 to Brightline for convertible debt and accrued interest before considering the discount on this debt.

See also Notes 8, 9, 12 and 21 with respect to transactions involving our largest shareholder, Brightline Ventures I, LLC.

NOTE 21 – SUBSEQUENT EVENTS

On January 1, 2013 the Company issued 114,944 shares of common stock to its four non-executive directors (28,736 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $200,000 related to these issuances.  These shares were valued based on the closing price of the grant date.

Subsequent to December 31, 2012, we issued 1,838,841 shares of Common Stock as a result of warrants being exercised and the company received gross proceeds of $2,225,621.

Subsequent to December 31, 2012, 117,999 shares of Common Stock were issued due to the cashless exercise of warrants.

On February 22, 2013, we issued 10,000 shares of Common Stock to a former employee as a result of stock options being exercised and the company received gross proceeds of $10,100.

Subsequent to December 31, 2012, we issued 79,825 shares of Common Stock to current and former employees who exercised stock options on a cashless basis.

On January 23, 2013, we entered into an agreement with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to act as the Company’s lead or managing placement agent in connection with a potential offering of common equity of the Company up to $20 million.  This agreement will remain in effect until May 30, 2013.  In exchange for Maxim’s services, we agreed to issue to Maxim warrants exercisable for a number of shares of common stock equal to 5% of the aggregate number of shares sold in any an offering specified in the agreement (excluding any shares of common stock issuable upon exercise of any warrants included in such offering).

On February 12, 2013, we entered into a settlement agreement with a former provider of investment services over compensation provided in a prior period for services in the raising of equity capital for the Company.  As a result of this agreement, the Company issued 875,000 shares of Common Stock to this party.  As of December 31, 2012, the Company recorded a common stock payable and settlement loss in the amount of $1,881,250.

On March 18, 2013,  Brightline Ventures I, LLC, the Company’s largest shareholder, elected to convert $3,326,697 of Series II Convertible Preferred Stock it held, plus $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.