Form 10-Q
period 2013-03-31
Z TRIM HOLDINGS, INC
filed 2013-05-13
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to __________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2013
Common Stock, $0.00005 par value	32,044,302

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

Financial Statements	Balance Sheets
	At March 31, 2013 (unaudited) and December 31, 2012	F-19

Statements of Operations
	for the three months ended March 31, 2013 and 2012 (unaudited)	F-20

Statements of Cash Flows
	for the three months ended March 31, 2013 and 2012 (unaudited)	F-21

	Notes to Financial Statements (unaudited)	F-22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

See Financial Statements beginning on page F-1.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of
                Operation.

Cautionary Statement Regarding Forward Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, which are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements. The forward-looking statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, which could cause the Company’s actual results and performance to differ materially from what is expected.  Readers are cautioned not to place undue reliance on such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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
- our product development efforts, including the risk that we will not be able to produce our products in a cost-effective manner;
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

In addition, see Risk Factors in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K for a further discussion of some of the factors that could affect future results.

The following discussion is intended to assist in understanding the financial condition and results of operations of Z Trim Holdings, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q.

Unless the context requires otherwise, in this report, the “Company,” “Z Trim,” “Z Trim Holdings,” “we,” “us” and “our” refer to Z Trim Holdings, Inc.

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

The Company, through an exclusive license to technology patented by the United States Department of Agriculture (the “USDA”), has developed products that manage moisture to help reduce production costs and improve nutritional value in finished foods, while maintaining the essential taste and mouth-feel associated with full-fat products.  The global market for Z Trim’s line of products spans the entire food and nutritional beverage industry, including fat-free, low-fat, reduced-fat and full-fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

We currently manufacture our products at two different facilities, including our original facility and one owned by our toll manufacturer, Aveka Nutra Processing (“ANP”). Our original facility is a prototype plant, and being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer separation technologies and thereby optimize plant output.  In 2011, the Company and ANP entered into a tolling agreement, providing that ANP would build a facility capable of producing a minimum of 100,000 pounds per month of Z Trim ingredients, with the capability of scaling up to 1 million pounds per month.  In late 2012, the ANP facility began to make Z Trim products and it is currently in the process of ramping up to achieve initial, contracted-for capacity.

In 2012, the Company opened an industrial products division focusing on the manufacture, marketing and sales of products designed specifically for industrial applications including oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  When used in industrial operations, Z Trim’s products can reduce costs, enhance supply-chain reliability, limit environmental impact, and improve finished product quality compared to current products such as guar gum, xanthan gum, CMC, lignosulfonates and starches used as binders, adhesives, viscofiers or emulsifiers.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the first quarter of fiscal 2013 were up 14% over the first quarter of fiscal 2012.

On February 20, 2013, the Company announced its first sales of industrial grade Bio-Fiber Gum for use in the petroleum coke industry.  Produced from the same raw material sources that the Company uses to produce its Z Trim ingredients, Bio-Fiber Gum is a soluble fiber with adhesive, binding and emulsifying properties suitable for industrial uses.  Z Trim, jointly with the USDA Agricultural Research Service, filed a provisional patent for Bio-Fiber Gum in 2012.

The Company began manufacturing non-GMO corn products in early 2013 with the intent to meet potentially expanding domestic and international demand.  On February 6, 2013, the Company announced that it had recorded its first sales of non-GMO Corn Z Trim.

As noted above, in January 2013, the Company entered into a joint development agreement with Newpark Drilling Fluids LLC to develop new, environmentally-friendly drilling fluids that incorporate Z Trim's proprietary industrial materials. The Company cannot provide assurance that this relationship will be successful or result in improved sales results.

In 2011, the Company entered into a Custom Processing Agreement (“CPA”) with ANP, part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.  The CPA provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  Production pursuant to the CPA began in November 2012, and is still in the process of being ramped up to contractual minimum production volumes of 40,000 lbs. per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.  However, due to factors, including start-up problems, changes in customer demand, inability of parties to perform their obligations and factors outside the Company’s control, the Company cannot assure that production will begin as anticipated or that it will achieve these levels.

In 2012, the FDA approved the labeling of Z Trim products in meat applications. Specifically, the FDA has approved the use of Z Trim ingredients in ground, emulsified, and processed meats and poultry. We believe this will create the potential for increased sales, although there can be no assurances.

Funding Initiatives

Conversion of Debt/Preferred Stock to Common Stock

In the first quarter of fiscal 2013, our largest shareholder, Brightline Ventures I, LLC (“Brightline”), converted all outstanding Series II Preferred Stock plus accrued dividends into 3,859,697 shares of the Company’s Common Stock.   Following the above conversion, all outstanding shares of the Company’s Series II Preferred Stock have been converted and none remain outstanding.

 Issuance of Common Stock due to Warrant Conversion Discount Offering

In March 2013, we announced that our recently concluded warrant exercise program resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of the Company’s common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during February 2013. The conversion of these warrants raised approximately $2.2 million in additional capital for the Company.

Results of Operations

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenues

Revenue for the three months ended March 31, 2013 was $363,831, as compared to revenue of $318,383 for the three months ended March 31, 2012, an increase of 14.3%.  Our revenue for the three months ended March 31, 2013 and 2012 was entirely attributable to product sales.  The increase in sales in the current year’s period is due to increased demand for our products.  Based on current order levels from our customers, we anticipate revenues will increase during the second quarter of fiscal 2013 because of increased demand for our products and the addition of production capacity to meet such demand.  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended March 31, 2013 and 2012 was $669,473 and $740,424, respectively, a decrease of $70,951 or 9.6%.  The decrease in costs of goods sold in the current year’s period is attributable to a decrease in labor costs and manufacturing overhead.  If we are successful in completing changes in our production process and increasing production volume, we expect that the cost of goods sold, on a per pound basis, should decrease, although we cannot provide assurances.  We believe that sustained increases in sales and monthly production volume will also enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to ramp-up production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the three months ended March 31, 2013 was $305,642, or approximately 84% of revenues, as compared to gross loss of $422,041, or approximately 133% of revenues for the three months ended March 31, 2012.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 and 2012 consisted entirely of selling, general and administrative expenses.  Operating expenses for the three months ended March 31, 2013 were $1,833,450, an increase of $897,175, or 95.8%, from $936,275 for the three months ended March 31, 2012.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2013	2012
Stock based compensation expenses	$676,932	$190,112
Salary expenses	324,001	263,202
Professional fees	238,324	69,432
Non-manufacturing depreciation expenses	1,166	9,040
Employment recruiting expenses	294	780
Investor relation expense	69,100	27,354
Research and development costs	56,678	5,827

	$1,366,495	$565,747

The increase in stock-based compensation was attributable to an increase in market price for the stock on the date the options were granted.  Salary expenses increased as a result of the addition of new staff personnel.  Professional fees increased due to higher legal fees incurred regarding a settlement with a former provider of investment services and work related to potential capital raising activities.  Investor relations expense increased for the quarter ended March 31, 2013, as compared to the same period in 2012, due to expenses related to capital raising activities.  Research and development costs increased due to the addition of a new development project with the USDA.  Removing the non-cash items from operating expenses in order to help better understand the Company’s use of cash, which is not according to Generally Accepted Accounting Principles (GAAP), our cash operating expenses for the three months ended March 31, 2013 and 2012 were $955,350 and $577,123, respectively.

Operating Loss

The operating loss for the three months ended March 31, 2013 increased to $2,139,092 compared to $1,358,316 for the three months ended March 31, 2012 due to the reasons described above.

Other Expense

Other expense for the three months ending on March 31, 2013 was $9,201,052 as compared to $3,677,908 for the three months ending on March 31, 2012.  The increase in other expense of $5,523,144 was primarily due to the change in the fair value of our derivatives, which resulted in additional expense of $789,209 as compared to the prior year, and the recognition of $4,789,801 of expense attributable to the modification of warrants in connection with the warrant exercise program discussed above. There was no interest expense recognized during the first quarter of 2013 due to all convertible notes payable being converted to common stock during fiscal year 2012.

Net Loss

As a result of the above, for the three months ended March 31, 2013 and 2012, we reported a net loss of $11,340,144 and $5,036,224, respectively.

Basic and Diluted Loss per Share

The basic and diluted net loss per share for the three months ended March 31, 2013 was $0.42 per share, as compared to net loss per share of $0.40 for the three months ended March 31, 2012, due to the effects of the higher net loss in 2013, as described above.  In addition, as a result of the conversion of preferred stock and the exercise of warrants into shares of Common Stock, the weighted average number of shares outstanding increased in 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had a cash balance of $1,622,268, an increase from a balance of $644,804 at December 31, 2012.  At March 31, 2013, we had a working capital deficit of $6,078,185, a decrease in working capital deficit from $7,013,791 as of December 31, 2012.  The difference in working capital deficit primarily resulted from an increase in cash due to the completed warrant exercise program discussed earlier.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  During the first quarter of fiscal 2013, the Company received a total of $2,235,721 in proceeds from the exercise of warrants and stock options.

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

In March 2013, Brightline converted all outstanding Series II Preferred Stock plus accrued dividends into 3,859,697 shares of the Company’s Common Stock.  Following this conversion, all outstanding shares of the Company’s Series II Preferred Stock have been converted and none remain outstanding.

Certain of the Company’s warrants (and its formerly outstanding Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010) have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities increased to $8,271,092 at March 31, 2013 from $8,025,381 at December 31, 2012.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In connection with the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.   The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, Aveka Inc.  As of March 31, 2013, all $500,000 under this line of credit was outstanding.  This extension of credit to ANP had a material adverse impact on the Company’s cash resources, which has required the Company to seek additional capital resources to fund its operations.

The following discussion focuses on information in more detail on the main elements of the $977,464 net increase in cash during the three months ended March 31, 2013 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2013	2012
Cash used in operating activities	$(1,258,257)	$(1,227,899)
Cash provided by investing activities	-	-
Cash provided by financing activities	2,235,721	1,323,388

Increase (Decrease) in cash	$977,464	$95,489

Cash used in operating activities was $1,258,257 in the three month period ended March 31, 2013, compared to $1,227,899 in the three month period ended March 31, 2012.  Net losses of $11,340,144 and $5,036,224 for the three months ended March 31, 2013 and 2012, respectively, were the primary reasons for our negative operating cash flow in both periods.  The Company’s negative operating cash flow for both the three months ended March 31, 2013 and 2012 was offset by the effect of non-cash charges to income, such as depreciation, changes in the fair value of the derivative liability stock-based compensation; in addition, the Company’s negative operating cash flow for the three months ended March 31, 2013, was also offset by expense related to the modification of warrants previously issued.

No cash was provided by or used in investing activities in either period.

Cash provided by financing activities was $2,235,721 in the three month period ended March 31, 2013, compared to $1,323,388 in the three month period ended March 31, 2012.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  Proceeds from financing activities totaled $2,235,721 and $1,323,388 in the first three months of 2013 and 2012, respectively. The Company’s warrant exercise program raised approximately $2,195,110 million in additional capital for the Company in the first quarter of 2013.  The Company did not engage in any debt financing in the first three months of fiscal 2013; the Company engaged in $200,000 worth of debt financing in the first three months of fiscal 2012 (this debt was converted into Common Stock in the fourth quarter of 2012).

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of March 31, 2013, all $500,000 to ANP under the line of credit was outstanding.

Debt Instruments and Redeemable Preferred Stock.  As of March 31, 2013, there were not any shares of Series I or II Preferred Stock, or convertible notes, outstanding.

Capital Expenditures.  At March 31, 2013, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in May 2014 and monthly rental payments are $21,361, inclusive of property taxes.

Litigation.  In July 2007, the Company and Greg Halpern, its former Chief Executive Officer, were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and damages in excess of $200,000. The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, the Company has allocated a reserve of $110,000 to satisfy any liability it may incur as a result of this.

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

In addition to the above actions, in the first quarter of 2013, the Company settled a dispute with one of its investors related to the anti-dilution adjustment provisions to the exercise price of certain warrants it holds.  As part of the settlement agreement and release, the Company issued the investor 875,000 shares of restricted stock, and also agreed to modify terms of certain of the warrants at issue to provide for a cashless exercise feature.  The parties also agreed to release certain claims against each other related to this dispute.   As of December 31, 2012, the Company recorded a common stock payable in the amount of $1,881,250, which was equal to the value of the 875,000 shares on the settlement date.  As of the settlement date, the Company issued the shares and recorded an increase to common stock and additional paid in capital with the offset to common stock payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2012. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Analysis of Market Risks

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  This conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, where management identified material weaknesses consisting of ineffective controls over the control environment and financial statement disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Remediation of Material Weaknesses

As discussed above, as of December 31, 2012, we identified material weaknesses in our internal control over financial reporting primarily due to the Company not having developed accounting policies and procedures and effectively communicated to same to its employees.  Management plans to address these weaknesses by providing future investments in the continuing education of our accounting and financial professionals.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material changes to the disclosure regarding legal proceedings in our Annual Report on Form 10-K for the year ended December 31, 2012, other than as follows:

In the first quarter of 2013, the Company settled its previously disclosed dispute with one of its investors related to the anti-dilution adjustment provisions to the exercise price of certain warrants it holds.  As part of the settlement agreement and release, the Company issued the investor 875,000 shares of restricted stock, and also agreed to modify terms of certain of the warrants at issue to provide for a cashless exercise feature.  The parties also agreed to release certain claims against each other related to this dispute.   As of December 31, 2012, the Company recorded a common stock payable in the amount of $1,881,250, which was equal to the value of the 875,000 shares on the settlement date.  As of the settlement date, the Company issued the shares and recorded an increase to common stock and additional paid in capital with the offset to common stock payable.

Item 1A.  Risk Factors.

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2013, the Company issued 875,000 shares of restricted stock to an investor in settlement of a dispute related to the anti-dilution adjustment provisions to the exercise price of certain warrants it holds.  The value of the shares on the settlement date was $1,881,250.

The Company determined that this issuance of securities was exempt from registration under Section 4(2) of the Securities Act of 1933. It based its determination on the non-public manner in which the Company offered the securities and on the representations of the persons receiving such securities, which included, in pertinent part, that such persons were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act of 1933, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to resale or distribution, and that each such person understood such securities may not be sold or otherwise disposed of without registration under the Securities Act of 1933 or an applicable exemption therefrom.

Item 6.  Exhibits.

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date: May 13, 2013	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date: May 13, 2013                                                                /s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended March 31, 2013

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Link base Document
1.01 LAB *	XBRL Extension Labels Link base Document
101.PRE *	XBRL Taxonomy Extension Presentation Link base Document
101.DEF *	XBRL Taxonomy Extension Definition Link base Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012	F-1

Statements of Operations for three months ended as of March 31, 2013 and 2012 (unaudited)	F-3

Statements of Cash Flows for the three months ended as of March 31, 2013 and 2012 (unaudited)	F-4

Notes to Financial Statements as of March 31, 2013 and 2012 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited)
	3/31/13	12/31/12

Current Assets
Cash and cash equivalents	$1,622,268	$644,804
Accounts receivable	391,011	299,256
Inventory	627,764	469,302
Prepaid expenses and other assets	133,624	136,827

Total current assets	2,774,667	1,550,189

Long Term Assets
Letter of credit	$529,931	$523,150
Other assets	11,892	11,892
Property and equipment, net	2,284,856	2,445,965

Total long term assets	2,826,679	2,981,007

TOTAL ASSETS	$5,601,346	$4,531,196

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

LIABILITIES & CONVERTIBLE, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	3/31/13	12/31/12

Current Liabilities
Accounts payable	$340,955	$328,887
Accrued expenses and other	204,627	173,534
Accrued liquidated damages	36,178	36,178
Derivative liabilities	8,271,092	8,025,381
Total Current Liabilities	8,852,852	8,563,980

Total Liabilities	8,852,852	8,563,980

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 31,928,750 and 25,032,444 shares, March 31, 2013 and December 31, 2012, respectively	1,597	1,252
Convertible Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 0 and 665,339 shares, March 31, 2013 and December 31, 2012, respectively	-	2,157,238
Common stock payable	-	2,358,107
Additional paid-in capital	121,528,271	104,891,849
Accumulated deficit	(124,781,374)	(113,441,230)

Total Stockholders' Equity (Deficit)	(3,251,506)	(4,032,784)

TOTAL LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)	$5,601,346	$4,531,196

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Products	$363,831	$318,383
Total revenues	363,831	318,383

COST OF REVENUES:
Products	669,473	740,424
Total cost of revenues	669,473	740,424

GROSS MARGIN	(305,642)	(422,041)

OPERATING EXPENSES:
Selling, general and administrative	1,833,450	936,275
Total operating expenses	1,833,450	936,275

OPERATING LOSS	(2,139,092)	(1,358,316)

OTHER INCOME (EXPENSES):
Rental and other income	-	2,000
Interest income	6,838	2,731
Interest expense - other	(39)	(68)
Interest expense - note payable	-	(39,763)
Change in fair value - derivative	(4,418,050)	(3,628,841)
Expense for modification of warrants	(4,789,801)	-
Settlement loss	-	(13,967)
Total other income (expenses)	(9,201,052)	(3,677,908)

NET LOSS	$(11,340,144)	$(5,036,224)

Less Preferred Dividends	56,144	160,845
Accretion of Discount on Preferred Stock	-	1,036,627

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,396,288)	$(6,233,696)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.42)	$(0.40)

Weighted Average Number of Shares Basic and Diluted	26,868,311	15,540,755

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,340,144)	$(5,036,224)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation - stock options vested	676,932	190,112
Common shares issued for director fees	200,002	160,000
Shares & warrants issued for services	46,627	11,250
Expense for modification of warrants previously issued for
services and attached to debt	4,789,801	-
Amortization on debt discount	-	30,509
Depreciation	161,109	175,876
Change in derivative liability, net of bifurcation	4,418,050	3,628,841
Changes in operating assets and liabilities:
Accounts receivable	(91,755)	(6,712)
Inventory	(158,462)	(33,397)
Prepaid expenses and other assets	3,203	18,811
Letter of credit	(6,781)	(327,731)
Accounts payable and accrued expenses	43,161	(39,234)
CASH USED IN OPERATING ACTIVITIES	(1,258,257)	(1,227,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-
Proceeds from sale of fixed assets	-	-
CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	-	1,123,388
Proceeds from exercise of stock options	10,100	-
Proceeds from exercise of warrants	2,225,621	-
Borrowing on debt	-	200,000
CASH PROVIDED BY FINANCING ACTIVITIES	2,235,721	1,323,388
NET INCREASE IN CASH	977,464	95,489

CASH AT BEGINNING OF PERIOD	644,804	313,073
CASH AT THE PERIOD ENDED MARCH 31	$1,622,268	$408,562

Supplemental Disclosures of Cash Flow Information:
Cashless exercise of warrants	$6	$-
Cashless exercise of options	$4	$-
Shares issued for settlement loss	$1,881,250	$-
Note payable conversion	$-	$1,508,000
Preferred stock conversion	$2,690,056	$-
Amortization on preferred stock discount	$-	$1,036,627
Change in derivative liability due to exercise of warrants	$1,410,651	$-
Change in derivative liability due to conversion of preferred stock	$2,761,688	$-
Dividends payable declared	$56,144	$160,845

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Z Trim Holdings, Inc. is a bio-technology company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing and other industries. The Company’s products can be used by food manufacturers and processors, restaurants, schools, and the general public worldwide, as well as in industrial applications. The Company continues to explore all available options for its other Z Trim technologies and related assets. The Company owns an exclusive license to Z Trim, a natural, agriculture-based functional food ingredient.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a working capital deficit of $6,078,185 and an accumulated net loss equal to $124,781,374 as of March 31, 2013. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at March 31, 2013 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results for three months ended March 31, 2013 may not be indicative of results for the year ending December 31, 2013 or any future periods.

 Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of March 31, 2013 and December 31, 2012 the allowance for doubtful accounts is $0.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants (and its formerly outstanding Convertible 8% Senior Secured Notes issued in 2008 through 2010), which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

The Company valued the warrants and the conversion features in its formerly outstanding convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the instruments are determined based on management's projections and the expert’s calculations. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $1,622,268 in cash at March 31, 2013 and $644,804 at December 31, 2012.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2013, the Company had warrants to purchase common stock, the fair values of which are classified as a liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock discussed above. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at March 31, 2013 was $8,271,092 compared to $8,025,381 as of December 31, 2012.  The change in fair value for the three months ended March 31, 2013 was $4,418,050 compared to $3,628,841 for the three months ended March 31, 2012.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/12	$8,025,381	$-	$-	$8,025,381	$8,025,381

Change in derivative liabilities due to
settlements	(4,172,339)	-	-	(4,172,339)	(4,172,339)
Change in derivative liabilities valuation	4,418,050	-	-	4,418,050	4,418,050
	245,711	-	-	245,711	245,711

Derivative Liabilities
3/31/13	$8,271,092	$-	$-	$8,271,092	$8,271,092

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the three months ended March 31, 2013 and 2012 weres $250 and $4,130, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock options of $676,932 and $190,112 for the three months ended March 31, 2013 and 2012, respectively.

New Accounting Pronouncements

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013, but early adoption was permitted. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update was effective for the Company in the first quarter of 2013, but early adoption was permitted. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4 – INVENTORY

At March 31, 2013 and December 31, 2012, inventory consists of the following:

	3/31/13	12/31/12
Raw materials	$195,265	$42,831
Packaging	8,017	1,873
Work-in-process	16,933	64,170
Finished goods	407,549	360,428

	$627,764	$469,302

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31, 2013 and December 31, 2012,  property and equipment, net consists of the following:
	3/31/13	12/31/12
Production, engineering and other equipment	$6,426,432	$6,426,432
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,074,040	$10,074,040
Accumulated depreciation	($7,789,184)	($7,628,075)
Property and equipment, net	$2,284,856	$2,445,965

Depreciation expense was $161,109 and $175,876 for the three months ended March 31, 2013 and December 31, 2012, respectively.  During 2013, the Company has not sold any equipment.

NOTE 6 – LETTER OF CREDIT

On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with AVEKA Nutra Processing, LLC (“ANP”), part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.

The Agreement provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The Agreement automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.     Production pursuant to the Agreement began in November 2012 and is still in the process of being ramped up to contractual minimum production volumes of 40,000 pounds per month and average volumes of 100,000 lbs. per month, with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.

In addition, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not draw down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of March 31, 2013, the Company has advanced a total of $500,000 under this line of credit, and accrued interest on the advance was $29,931.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At March 31, 2013 and December 31, 2012 accrued expenses consist of the following:

	3/31/13	12/31/12
Accrued payroll and taxes	$54,368	$32,021
Accrued settlements	110,000	110,000
Accrued expenses and other	40,259	31,513

	$204,627	$173,534

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the first quarter of fiscal 2012, the Company secured financing from three accredited investors (the “Investors”) pursuant to which it sold senior secured convertible promissory notes (each a “Note” and collectively the “Notes”) and warrants and received gross proceeds of $200,000.   The Notes had a twenty-four month term and accrued interest at the rate of 8% per annum.  The principal balance of the Notes was convertible at the rate of $1.00 per share into an aggregate of 200,000 shares of the Company’s common stock, $.00005 par value (the “Common Stock”).  The interest was payable either upon maturity of the Notes or quarterly at the Investors’ option in shares of our Common Stock.  Any amount of principal or interest that was not paid when due bore interest at a rate of interest equal to the eighteen percent (18%) per annum.  Attached to the Notes were warrants that entitled the Investors to purchase a specified number of shares of common stock of the Company at a price of $1.50 per share within five years.  The value of the warrants was discounted against the Notes and was amortized as interest expense using the effective interest method over the term of the Notes. The valuation of the related discount for the warrants was calculated using the Black Scholes model and was equal to $40,508. The key inputs to the model were: the number of warrants (100,000), share prices on the grant dates of $0.59 and $0.70, exercise price of $1.50, terms of 5 years, volatilities of 98.16 and 103.66%, and discount rates of 0.91% and 0.88%. As of March 31, 2012, the amount of debt discount, net of amortization, was $37,942.  On November 5, 2012, the $200,000 principal balance together with accrued and unpaid interest was converted into Common Stock.

As of March 31, 2013 and December 31, 2012, the Company does not have any convertible notes payable outstanding.

Amortization on Convertible Notes

For the period ended March 31, 2012, the Company recorded amortization on debt discounts in the amount of $30,509. The value of the related warrants and the beneficial conversion value were discounted against the Notes and were amortized as interest expense using the effective interest method over the term of the Notes.

The total debt discount as of March 31, 2013 and December 31, 2012, was $0.

NOTE 9 – PREFERRED STOCK

During 2012, the Company entered into an agreement with its largest stockholder, Brightline Ventures I, LLC (“Brightline”), pursuant to which Brightline agreed to convert $3,326,697 (exclusive of dividends) worth of Series II Preferred Stock into 3,326,697 shares of the Company’s Common Stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group, LLC.  In consideration for the foregoing conversion of Series II Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equaled one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company.  As a result of this modification, the Series II Convertible, Redeemable Preferred Stock was reclassified on the balance sheet as permanent Stockholders’ Equity and identified as Series II Convertible Preferred Stock at December 31, 2012. The value reclassified to permanent equity was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock were also reclassified to Stockholders’ Equity as of December 31, 2012.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

On March 18, 2013, Brightline converted the Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of March 31, 2013 there was no Series II Convertible Preferred Stock outstanding.  The value of the Series II Preferred Stock and dividends converted was equal to the total value recorded to common stock and additional paid in capital with no gain or loss recorded as the conversion was consistent with the original agreement.  As a result of the preferred stock conversion, $2,690,056 was recorded to common stock and additional paid in capital on the balance sheet.  There were no accrued dividends at March 31, 2013; accrued dividends were $476,857 as of December 31, 2012.

As of March 31, 2013, no shares of Series I or II Preferred Stock remained outstanding.

NOTE 10 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008, the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”), which the Company did not meet. Under the terms of the RRA, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from almost all of the 2008 investors.   Under the terms of the RRA, we potentially owe, and have recognized as liquidated damages, $36,178 relating to holders from whom we did not receive waivers.

NOTE 11 – DERIVATIVE LIABILITIES

The Company’s warrants (as well as its formerly outstanding preferred stock and Convertible 8% Senior Secured Notes issued in 2008 and 2010) have reset provisions to the exercise price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased to $8,271,092 at March 31, 2013 from $8,025,381 at December 31, 2012.  The change in fair value during the three months ended March 31, 2013 was $4,418,050 as compared to $3,628,841 for the three months ended March 31, 2012.

During the three months ended March 31, 2013, additional paid in capital increased by $4,172,339 as a result of the conversion of the Series II Convertible Preferred Stock by Brightline and the exercise of warrants.  The change attributable to the conversion of the preferred stock was $2,761,688 and the change associated with the exercise of warrants was $1,410,651.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2013 and December 31, 2012:

	3/31/13	12/31/12
Common stock warrants	$8,271,092	$6,626,255
Embedded conversion features for
convertible debt or preferred shares	-	1,399,126

Total	$8,271,092	$8,025,381

Beginning balance	$8,025,381	$11,031,432
Bifurcated amount	-	-
Change in derivative liability valuation	4,418,050	1,514,156
Change in derivative liability - settlements	(4,172,339)	(4,520,207)

Total	$8,271,092	$8,025,381

NOTE 12 – EQUITY

Common Stock Issued to Directors

On January 22, 2013 the Company issued 114,944 shares of common stock to its four non-executive directors (28,736 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $200,002 related to these issuances.  These shares were valued based on the closing price on the grant date.

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the first quarter of 2013, several investors participated in a warrant exercise program that resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of the Company’s common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during February 2013. The conversion of these warrants raised $2,195,110 of cash for the Company.   As a result of this warrant modification the Company recognized $4,789,801 of additional expense for previously issued warrants during the period ended March 31, 2013.  The value of the additional expense was based on the fair value of the warrant modification at the date the offer was made to the warrant holders calculated by using the Black-Scholes Model.  The key inputs utilized in this model include the Company’s stock price on the date of the modification of $2.30, the computed volatility of the Company’s stock price at 109.96% and the discount rate used based on a U.S. Treasury security for a comparable period to the remaining term of the warrants of .06%.

Also during the first quarter of 2013, in addition to the warrant exercise program, investors exercised 82,753 warrants and the Company received proceeds of $30,511.

On February 22, 2013 a former employee exercised 10,000 stock options and the Company received proceeds of $10,100.

During the first quarter of 2012, there were no warrants exercised for cash and no options were exercised.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the first quarter of 2013 the Company issued 117,999 shares of common stock on the cashless exercise of 223,988 warrants.  Also during this period the Company issued 79,825 shares of Common Stock on the cashless exercise of 160,000 stock options.  In recognition of the cashless exercise of both the warrants and stock options, the Company recorded an increase to Common Stock of $10, offset by a $10 decrease to additional paid in capital.

During the first quarter of 2012 the Company did not issue any shares of common stock on the cashless exercise of warrants or stock options.

Common Stock Payable

On February 12, 2013, we entered into a settlement and release agreement with a former provider of investment services over compensation provided in a prior period for services in the raising of equity capital for the Company.  The agreement called for the Company to issue 875,000 shares of common stock to this party.  As of December 31, 2012, the Company recorded a common stock payable in the amount of $1,881,250 which was equal to the value of the 875,000 shares on the settlement date.  As of the settlement date, the Company issued the shares and recorded an increase to common stock and additional paid in capital with the offset to common stock payable.

Convertible Preferred Stock

As indicated previously, the Company entered into a modification with Brightline pursuant to which Brightline agreed to convert preferred stock into common stock on or before the respective maturity.  As a result of this modification the Convertible, Redeemable Preferred Stock Series II was reclassified to equity as Convertible Preferred Stock Series II as of December 31, 2012 as the shares are no longer redeemable.  On March 18, 2013, Brightline converted the Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of March 31, 2013 there is no Series II Convertible Preferred Stock outstanding.  There were no accrued dividends at March 31, 2013; accrued dividends were $476,857 as of December 31, 2012.

NOTE 13 – STOCK-BASED COMPENSATION PLAN AND WARRANTS

The Company’s Incentive Compensation Plan (the “Plan”), which was last amended and restated with shareholder approval in December 2012, provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards.

A summary of the status of stock options under the Plan as of March 31, 2013 and December 31, 2012 is as follows:

	3/31/13		12/31/12
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,728,877	$1.01	5,645,202	$1.10
Granted	1,986,535	$1.67	2,354,275	$0.80
Exercised	(170,000)	$1.13	(230,600)	$1.09
Expired and Cancelled	-	$-	(40,000)	$0.86
	9,545,412		7,728,877

Outstanding, end of period	9,545,412	$1.15	7,728,877	$1.01

Exercisable at end of period	7,955,531	$1.07	7,582,022	$1.03

During the three months ended March 31, 2013, the Company granted 1,986,535 options valued at $2,079.484.  Stock-based compensation expense for the three months ended March 31, 2013 was $676,932.

As of March 31, 2013, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $1,556,047 and will be recognized in each of the remaining fiscal 2013 quarters.

During the three months ended March 31, 2012, the Company granted 2,009,275 options valued at $855,175.  The total fair value of options vested during the first quarter of 2012 was $190,112.

On February 22, 2013 a former employee exercised 10,000 stock options and the Company received proceeds of $10,100.   Also during this time the Company issued 79,825 shares of Common Stock on the cashless exercise of 160,000 stock options.

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

Three Months Ended March 31, 2013

Weighted average fair value per option granted	$1.05
Risk-free interest rate	0.77 - 0.81%
Expected dividend yield	0.00%
Expected lives	2.695
Expected volatility	108%

Stock options outstanding at March 31, 2013 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	7,213,877	2.8	$0.97	7,113,897
$1.51-$3.00	2,196,535	4.5	$1.66	706,634
$3.01-$5.00	135,000	4.6	$3.11	135,000
	9,545,412	3.2	$1.16	7,955,531

On January 22, 2013 the Company issued 114,944 shares of common stock to its four non-executive directors (28,736 shares each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $200,002 related to these issuances.  These shares were valued based on the closing price on the grant date.  As of March 31, 2013, the Company had reserved 18.0 million shares for issuance under the Plan.  As of March 31, 2012, the Company had 7,952,788 million shares available for grant under the Plan.

Warrants

As of March 31, 2013, the Company has warrants outstanding to purchase 21,313,421, shares of the Company’s common stock, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through February 2017.   There were no warrants issued in the three month period ended March 31, 2013.  There were 650,000 warrants issued in the three months ended March 31, 2012.  The summary of the status of the warrants issued by the Company as of March 31, 2013 and December 31, 2012 are as follows:
	3/31/13		12/31/12
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	23,376,250	$1.46	23,736,108	$1.55
Granted	-	$-	650,000	$0.83
Exercised	(1,838,841)	$1.45	(490,424)	$0.62
Cashless Exercises	(223,988)	$1.00	(335,541)	$0.91
Expired and Cancelled	-	$-	(183,893)	$14.73
	21,313,421		23,376,250

Outstanding, end of period	21,313,421	$1.46	23,376,250	$1.46

Exercisable at end of period	21,313,421	$1.46	23,376,250	$1.46

During the first quarter of 2013, several investors participated in a warrant exercise program that resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of the Company’s common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during February 2013. The conversion of these warrants raised $2,195,110 of gross proceeds for the Company.

Also during the first quarter of 2013, investors exercised 82,753 warrants and received 82,753 shares of common stock with the Company receiving proceeds of $30,511.  Other investors exercised 223,988 of warrants on a cashless basis and the Company issued 117,999 shares of common stock during the quarter.

During the first quarter of fiscal 2012, there were no warrants exercised either on a cash or cashless basis.

NOTE 14 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were three significant customers that each accounted for greater than 10% of sales for the three months ended March 31, 2013. These three customers accounted for 31%, 23% and 15% of total net sales, respectively.   In addition, there were two significant customers that each account for greater than 10% of accounts receivable for the quarter ended March 31, 2013. These customers accounted for 59% and 14% of the accounts receivable as of March 31, 2013, respectively.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At March 31, 2013 and December 31, 2012, $1,372,268 and $394,804, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 15 – COMMITMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease until May 2014 and the required monthly rental payments increased to $21,361, inclusive of property taxes.  Insurance and maintenance are billed when due.  The Company is not permitted to further extend this lease and has begun to explore its options.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

For the three months ended March 31, 2013 and 2012, the Company recognized rent expense of $80,333 and $63,000, respectively. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2013	$192,249
2014	85,444
2015	-
2016	-
2017	-
$277,693

NOTE 16 – PENDING LITIGATION/CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.   The trial court has issued a default order against the Company, and has denied the Company’s Motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and will vigorously defends the claim. The outcome of this matter is unknown as of the report date.  However, the Company has allocated a reserve of $110,000 to satisfy any liability it may incur as a result of this matter.

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

NOTE 17 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, the Company granted various awards to Officers and Directors as compensation for their services.  These related party grants are fully disclosed in Note 13 above.

During the period ended March 31, 2013, Brightline converted 665,339 shares of preferred stock plus accrued dividends of $533,000 into 3,859,697 shares of the Company’s common stock as disclosed in Note 9 above.

NOTE 18 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2013.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company issued 5,314 shares of Common Stock as a result of warrants exercised on a cash basis.  The Company received gross proceeds of $2,714.

Subsequent to March 31, 2013, 19,548 shares of Common Stock were issued due to the cashless exercise of warrants.

On April 4, 2013, the Company issued 81,400 shares of Common Stock to a former employee as a result of stock options being exercised and the Company received gross proceeds of $105,041.

On April 19, 2013, the Company issued 9,290 shares of Common Stock to an employee that exercised stock options on a cashless basis.