Form 10-Q
period 2013-06-30
Z TRIM HOLDINGS, INC
filed 2013-08-14
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2013
Common Stock, $0.00005 par value	32,548,747

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

SIGNATURES

EXHIBIT INDEX

Financial Statements	Balance Sheets
	At June 30, 2013 (unaudited) and December 31, 2012	F-1

	Statements of Operations
	for the three and six months ended June 30, 2013 and 2012 (unaudited)	F-3

	Statements of Cash Flows
	for the six months ended June 30, 2013 and 2012 (unaudited)	F-4

	Notes to Financial Statements (unaudited)	F-5

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

See Financial Statements beginning on page F-22.

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

Unless the context requires otherwise, in this report, the “Company,” “Z Trim,” “Z Trim Holdings,” “we,” “us” and “our” refer to Z Trim Holdings, Inc.

Overview

 Z Trim Holdings, Inc. is a bio-technology company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing, energy and other industries.   The Company currently sells a line of products to the food industry that can help manufacturers reduce their costs, improve the quality of finished goods, and also help solve many production problems.  The Company’s innovative technology provides value-added ingredients across virtually all food industry categories.  These all-natural products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

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

We currently manufacture our products at two different facilities, including our original facility and one owned by our toll manufacturer, AVEKA Nutra Processing, LLC (“ANP”). Our original facility is a prototype plant, and being the first of its kind to produce our innovative products, we are constantly seeking ways to improve efficiencies and achieve economies of scale. We are currently re-designing the process to make use of newer separation technologies and thereby optimize plant output.  In 2011, the Company and ANP entered into a tolling agreement, providing that ANP would build a facility capable of producing a minimum of 40,000 pounds per month of Z Trim ingredients and average volumes of 100,000 pounds per month with the capability of scaling up to 1 million pounds per month.  In late 2012, the ANP facility began to make Z Trim products and it is currently in the process of ramping up to achieve initial, contracted-for capacity.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the second quarter of 2013 were up 18% over sales for the second quarter of 2012.  Sales for the first six months of fiscal 2013 were up 16% over the first six months of fiscal 2012.

In 2011, the Company entered into a Custom Processing Agreement (“CPA”) with ANP, part of the Aveka Group, in order to provide the Company with a partner for future manufacturing initiatives.  The CPA provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  Production pursuant to the CPA began in November 2012, and is still in the process of being ramped up to contractual minimum production volumes of 40,000 pounds per month and average volumes of 100,000 pounds per month with the ability to increase future production volume to potentially as much as 1 million pounds per month.  However, due to factors, including start-up problems, changes in customer demand, inability of parties to perform their obligations and factors outside the Company’s control, the Company cannot assure that production will begin as anticipated or that it will achieve these levels.

Warrant Program

In March 2013, we announced the conclusion of a warrant exercise program, which resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of the Company’s common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during February 2013. The conversion of these warrants raised approximately $2.2 million in additional capital for the Company.

Results of Operations

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenues

Revenue for the three months ended June 30, 2013 was $382,126, as compared to revenue of $323,890 for the three months ended June 30, 2012, an increase of 18.0%.  Our revenue for the three months ended June 30, 2013 and 2012 was entirely attributable to product sales.  The increase in sales in the current year’s period is due to increased demand for our products.  Based on current order levels from our customers, we anticipate revenues will increase during the third quarter of fiscal 2013 because of increased demand for our products and the addition of production capacity to meet such demand.  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended June 30, 2013 and 2012 was $597,292 and $524,621, respectively, an increase of $72,671 or 13.9%.  The increase in costs of goods sold in the current year’s period is attributable to an increase in labor costs (mainly overtime pay for hourly employees) and manufacturing overhead.  If we are successful in completing changes in our production process and increasing production volume, we expect that the cost of goods sold, on a per pound basis, should decrease over time, although we cannot provide assurances.  We believe that sustained increases in sales and monthly production volume will also enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to ramp-up production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the three months ended June 30, 2013 was $215,166, or approximately 56% of revenues, as compared to gross loss of $200,731, or approximately 62% of revenues for the three months ended June 30, 2012.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and 2012 consisted entirely of selling, general and administrative expenses.  Operating expenses for the three months ended June 30, 2013 were $1,624,701, an increase of $617,509, or 61.3%, from $1,007,192 for the three months ended June 30, 2012.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2013	2012
Stock based compensation expenses	$758,535	$269,860
Salary expenses	322,746	280,805
Professional fees	90,724	60,338
Non-manufacturing depreciation expenses	928	8,202
Employment recruiting expenses	297	14,848
Investor relation expense	55,030	30,701
Research and development costs	2,000	13,040

	$1,230,260	$677,794

The increase in stock-based compensation was attributable to an increase in market price for the stock on the date the options were granted.  Salary expenses increased as a result of the addition of new staff personnel.  Professional fees increased due to higher legal fees incurred regarding a settlement with a former provider of investment services and work related to potential capital raising activities.  Investor relations expense increased for the quarter ended June 30, 2013, as compared to the same period in 2012, due to expenses related to capital raising activities.  Excluding stock-based compensation expenses and non-manufacturing depreciation expenses (which are both non-cash items), which is not according to Generally Accepted Accounting Principles (GAAP), our operating expenses for the three months ended June 30, 2013 and 2012 were $865,239 and $729,130, respectively.

Operating Loss

The operating loss for the three months ended June 30, 2013 increased to $1,839,867 compared to $1,207,923 for the three months ended June 30, 2012 due to the reasons described above.

Other Income

Other income for the three months ending on June 30, 2013 was $4,922,094 as compared to $731,121 for the three months ending on June 30, 2012.  The increase in other income of $4,190,973 was primarily due to the change in the fair value of our derivatives, which resulted in additional income of $4,174,389 as compared to the prior year. The decrease in the fair value of the derivative liability resulted primarily from a decrease in the market value of the stock from the beginning of the period to the end of the period, thereby decreasing the likelihood that the derivative securities would be exercised.  There was no interest expense recognized during the second quarter of 2013 due to all convertible notes payable being converted to common stock during fiscal year 2012.

Net Income (Loss)

As a result of the above, for the three months ended June 30, 2013 we reported net income of $3,082,227 as compared to a net loss of ($476,802) for the three months ended June 30, 2012.

Basic and Diluted Net Income (Loss) per Share

The basic and diluted net income per share for the three months ended June 30, 2013 were $0.10 and $0.08 per share, respectively, as compared to the basic and diluted net loss per share of $0.10 for the three months ended June 30, 2012, due to the factors described above.  In addition, as a result of the conversion of preferred stock and the exercise of warrants into shares of Common Stock, the weighted average number of shares outstanding increased in 2013.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Revenues

Revenue for the six months ended June 30, 2013 was $745,957, as compared to revenue of $642,273 for the six months ended June 30, 2012, an increase of 16.1%.  Our revenue for the six months ended June 30, 2013 and 2012 was entirely attributable to product sales.  The increase in sales in the current year’s period is due to increased demand for our products.

Cost of Revenues

Cost of revenues for products sold for the six months ended June 30, 2013 and 2012 was $1,266,765 and $1,265,045, respectively.  The slight increase in costs of goods sold in the current year’s period is attributable to the increase in sales.

Gross Loss

Gross loss for the six months ended June 30, 2013 was $520,808, or approximately 70% of revenues, as compared to gross loss of $622,772, or approximately 97% of revenues for the six months ended June 30, 2012.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 and 2012 consisted entirely of selling, general and administrative expenses.  Operating expenses for the six months ended June 30, 2013 were $3,458,151, an increase of $1,514,684, or 77.9%, from $1,943,467 for the six months ended June 30, 2012.  The significant components of selling, general and administrative expenses are as follows:

	Six months ended June 30,
	2013	2012
Stock based compensation expenses	$1,435,467	$459,972
Salary expenses	646,747	544,007
Professional fees	329,048	129,770
Non-manufacturing depreciation expenses	2,094	17,242
Employment recruiting expenses	590	15,628
Investor relation expense	124,130	58,055
Research and development costs	58,678	18,868

	$2,596,754	$1,243,542

The increase in stock-based compensation was attributable to an increase in market price for the stock on the date the options were granted.  Salary expenses increased as a result of the addition of new staff personnel.  Professional fees increased due to higher legal fees incurred related to a settlement with a former provider of investment services and work related to potential capital raising activities.  Investor relations expense increased for the quarter ended June 30, 2013, as compared to the same period in 2012, due to expenses related to capital raising activities.  Research and development costs increased due to the addition of a new development project with the USDA.  Excluding stock-based compensation expenses and non-manufacturing depreciation expenses (which are both non-cash items), which is not according to GAAP, our operating expenses for the six months ended June 30, 2013 and 2012 were $1,820,588 and $1,306,253, respectively.

Operating Loss

The operating loss for the six months ended June 30, 2013 increased to $3,978,959 compared to $2,566,239 for the six months ended June 30, 2012 due to the reasons described above.

Other Expenses

Other expense for the six months ending on June 30, 2013 was $4,278,958 as compared to $2,946,787 for the six months ending on June 30, 2012.  The increase in other expense of $1,332,171 was primarily due to the recognition of $4,789,801 of expense attributable to the modification of warrants in connection with the warrant exercise program discussed above, partially offset by the change in the fair value of our derivatives, which resulted in additional income of $3,385.180 as compared to the prior year.

Net Loss

As a result of the factors discussed above, for the six months ended June 30, 2013 and 2012, we reported net losses of $8,257,917 and $5,513,026, respectively.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the six months ended June 30, 2013 was $0.28 per share, as compared to net loss per share of $0.49 for the six months ended June 30, 2012.  The decrease in net loss per share was due to an increase in the weighted average number of shares outstanding as a result of the conversion of notes payable in the second half of 2012 and the conversion of preferred stock and exercise of warrants during the first quarter of 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had a cash balance of $479,312, a decrease from a balance of $644,804 at December 31, 2012.  At June 30, 2013, we had a working capital deficit of $1,414,192, as compared to a working capital deficit of $7,013,791 as of December 31, 2012.  The decrease in working capital deficit primarily resulted from an increase in accounts receivable and inventory offset by a decrease in cash and the derivative liabilities.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  During the first six months of fiscal 2013, the Company received a total of $2,483,723 in proceeds from the exercise of warrants and stock options.

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

Certain of the Company’s warrants (and its formerly outstanding Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010) have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities decreased to $2,949,146 at June 30, 2013 from $8,025,381 at December 31, 2012.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In connection with the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.   The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, AVEKA Inc.  As of June 30, 2013, all $500,000 under this line of credit was outstanding.  This extension of credit to ANP had a material adverse impact on the Company’s cash resources, which has required the Company to seek additional capital resources to fund its operations.

The following discussion focuses on information in more detail on the main elements of the $165,492 net decrease in cash during the six months ended June 30, 2013 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the six month periods ended June 30:

	2013	2012
Cash used in operating activities	$(2,649,215)	$(2,400,552)
Cash provided by investing activities	-	-
Cash provided by financing activities	2,483,723	2,442,080

Increase (Decrease) in cash	$(165,492)	$41,528

Cash used in operating activities was $2,649,215 in the six month period ended June 30, 2013, compared to $2,400,552 in the six month period ended June 30, 2012.  Net losses of $8,257,917 and $5,513,026 for the six months ended June 30, 2013 and 2012, respectively, were the primary reasons for our negative operating cash flow in both periods.  The Company’s negative operating cash flow for both the six months ended June 30, 2013 and 2012 was offset by the effect of non-cash charges to income, such as changes in the fair value of the derivative liability, stock-based compensation and depreciation. In addition, the Company’s negative operating cash flow for the six months ended June 30, 2013, was offset by the expense related to the modification of warrants previously issued.

No cash was provided by or used in investing activities in either period.

Cash provided by financing activities was $2,483,723 in the six month period ended June 30, 2013, compared to $2,442,080 in the six month period ended June 30, 2012.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity.  Proceeds from financing activities totaled 2,483,723 and $2,442,080 in the first six months of 2013 and 2012, respectively. During the first three months of 2013, the Company’s warrant exercise program raised approximately $2,195,110 in additional capital. The Company did not engage in any debt financing in the first six months of fiscal 2013; the Company engaged in $200,000 worth of debt financing in the first six months of fiscal 2012 (this debt was converted into Common Stock in the fourth quarter of 2012).

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of June 30, 2013, all $500,000 to ANP under the line of credit was outstanding.

Debt Instruments and Redeemable Preferred Stock.  As of June 30, 2013, there were not any shares of Series I or II Preferred Stock, or convertible notes, outstanding.

Capital Expenditures.  At June 30, 2013, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in May 2014 and monthly rental payments are $21,361, inclusive of property taxes.  If the Company wishes to remain at this facility beyond the lease expiration date, it will need to negotiate a new lease with the landlord, which cannot be assured.

Litigation.  In July 2007, the Company and Greg Halpern, its former Chief Executive Officer in his individual capacity, were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and damages in excess of $200,000. The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, the Company has allocated a reserve of $110,000 to satisfy any liability it may incur as a result of this.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Z TRIM HOLDINGS, INC.
(Registrant)

Date: August 14, 2013	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date: August 14, 2013                                                                           /s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended June 30, 2013

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
1.01 LAB	XBRL Extension Labels Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	F-1

Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	F-4

Notes to Financial Statements as of June 30, 2013 and 2012 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited)
	6/30/13	12/31/12

Current Assets
Cash and cash equivalents	$479,312	$644,804
Accounts receivable	430,824	299,256
Inventory	994,863	469,302
Prepaid expenses and other assets	139,145	136,827

Total current assets	2,044,144	1,550,189

Long Term Assets
Letter of credit	$536,787	$523,150
Other assets	11,892	11,892
Property and equipment, net	2,123,986	2,445,965

Total long term assets	2,672,665	2,981,007

TOTAL ASSETS	$4,716,809	$4,531,196

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	6/30/13	12/31/12

Current Liabilities
Accounts payable	$280,410	$328,887
Accrued expenses and other	192,602	173,534
Accrued liquidated damages	36,178	36,178
Derivative liabilities	2,949,146	8,025,381
Total Current Liabilities	3,458,336	8,563,980

Total Liabilities	3,458,336	8,563,980

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 32,506,937 and 25,032,444 shares, June 30, 2013 and December 31, 2012, respectively	1,625	1,252
Convertible Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 0 and 665,339 shares, June 30, 2013 and December 31, 2012, respectively	-	2,157,238
Common stock payable	-	2,358,107
Additional paid-in capital	122,955,995	104,891,849
Accumulated deficit	(121,699,147)	(113,441,230)

Total Stockholders' Equity (Deficit)	1,258,473	(4,032,784)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,716,809	$4,531,196

	-	-

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Products	$382,126	$323,890	$745,957	$642,273
Total revenues	382,126	323,890	745,957	642,273

COST OF REVENUES:
Products	597,292	524,621	1,266,765	1,265,045
Total cost of revenues	597,292	524,621	1,266,765	1,265,045

GROSS MARGIN	(215,166)	(200,731)	(520,808)	(622,772)

OPERATING EXPENSES:
Selling, general and administrative	1,624,701	1,007,192	3,458,151	1,943,467
Total operating expenses	1,624,701	1,007,192	3,458,151	1,943,467

OPERATING LOSS	(1,839,867)	(1,207,923)	(3,978,959)	(2,566,239)

OTHER INCOME (EXPENSES):
Rental and other income	-	2,225	-	4,225
Interest income	6,857	6,505	13,695	9,236
Interest expense - other	-	(39)	(39)	(107)
Interest expense - note payable	-	(18,418)	-	(58,181)
Change in fair value - derivative	4,915,237	740,848	497,187	(2,887,993)
Expense for modification of warrants	-	-	(4,789,801)	-
Settlement loss	-	-	-	(13,967)
Total other income (expenses)	4,922,094	731,121	(4,278,958)	(2,946,787)

NET INCOME (LOSS)	$3,082,227	$(476,802)	$(8,257,917)	$(5,513,026)

Less Preferred Dividends	-	160,798	56,144	321,643
Accretion of Discount on Preferred Stock	-	1,126,523	-	2,163,150

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,082,227	$(1,764,123)	$(8,314,061)	$(7,997,819)
NET INCOME (LOSS) PER SHARE - BASIC	$0.10	$(0.10)	$(0.28)	$(0.49)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.08	$(0.10)	$(0.28)	$(0.49)

Weighted Average Number of Shares Basic	32,208,939	16,856,764	29,551,265	16,214,504
Weighted Average Number of Shares Diluted	37,720,441	16,856,764	29,551,265	16,214,504

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,257,917)	$(5,513,026)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation - stock options vested	1,435,467	459,972
Common shares issued for director fees	200,002	160,000
Shares & warrants issued for services	61,133	11,251
Expense for modification of warrants previously issued for
services and attached to debt	4,789,801	-
Amortization on debt discount	-	45,116
Depreciation	321,979	350,916
Change in derivative liability, net of bifurcation	(497,187)	2,887,993
Changes in operating assets and liabilities:
Accounts receivable	(131,568)	(18,833)
Inventory	(525,561)	(320,118)
Prepaid expenses and other assets	(2,318)	5,558
Letter of credit	(13,637)	(424,072)
Accounts payable and accrued expenses	(29,409)	(45,309)
CASH USED IN OPERATING ACTIVITIES	(2,649,215)	(2,400,552)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-
Proceeds from sale of fixed assets	-	-
CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	-	2,242,080
Proceeds from exercise of stock options	77,734	-
Proceeds from exercise of warrants	2,405,989	-
Borrowing on debt	-	200,000
CASH PROVIDED BY FINANCING ACTIVITIES	2,483,723	2,442,080
NET (DECREASE) INCREASE IN CASH	(165,492)	41,528

CASH AT BEGINNING OF PERIOD	644,804	313,073
CASH AT THE PERIOD ENDED JUNE 30	$479,312	$354,601

Supplemental Disclosures of Cash Flow Information:
Cashless exercise of warrants	$16	$-
Cashless exercise of options	$4	$-
Shares issued for stock payable related to settlement loss	$1,881,250	$-
Note payable conversion	$-	$1,658,979
Preferred stock conversion	$2,690,056	$-
Amortization on preferred stock discount	$-	$2,163,150
Settlement of derivative liability due to conversion of note payable	$-	$48,619
Change in derivative liability due to exercise of warrants	$1,817,360	$-
Change in derivative liability due to conversion of preferred stock	$2,761,688	$-
Dividends payable declared	$56,144	$321,643
Unvested shares returned by vendor	$-	$2
Discount on convertible debt due to attached warrants	$-	$40,508

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
June 30, 2013
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Z Trim Holdings, Inc. is a bio-technology company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing, energy and other industries. The Company’s products can be used by food manufacturers and processors, restaurants, schools, and the general public worldwide, as well as in industrial applications. The Company continues to explore all available options for its other Z Trim technologies and related assets. The Company owns an exclusive license to Z Trim, a natural, agriculture-based functional food ingredient.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a working capital deficit of $1,414,192 and an accumulated net loss equal to $121,699,147 as of June 30, 2013. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at June 30, 2013 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results for six months ended June 30, 2013 may not be indicative of results for the year ending December 31, 2013 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of June 30, 2013 and December 31, 2012 the allowance for doubtful accounts is $0.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants (and its formerly outstanding Convertible 8% Senior Secured Notes issued in 2008 through 2010 and preferred stock), which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

The Company valued the warrants and the conversion features in its formerly outstanding convertible notes and preferred stock using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the instruments are determined based on management's projections and the expert’s calculations. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $479,312 in cash at June 30, 2013 and $644,804 at December 31, 2012.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. . None of these instruments are held for trading purposes.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2013, the Company had warrants to purchase common stock, the fair values of which are classified as a liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

   -    Level one — Quoted market prices in active markets for identical assets or liabilities
     -  Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
    - Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock discussed above. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at June 30, 2013 was $2,949,146 compared to $8,025,381 as of December 31, 2012.  The decrease in fair value for the six months ended June 30, 2013 was $497,187 compared to an increase of $2,887,993 for the six months ended June 30, 2012.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/12	$8,025,381	$-	$-	$8,025,381	$8,025,381

Change in derivative liabilities due to
settlements	(4,579,048)	-	-	(4,579,048)	(4,579,048)
Change in derivative liabilities valuation	(497,187)	-	-	(497,187)	(497,187)
	(5,076,235)	-	-	(5,076,235)	(5,076,235)

Derivative Liabilities
6/30/13	$2,949,146	$-	$-	$2,949,146	$2,949,146

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Maintenance and repair costs are expensed as incurred.  Depreciation is calculated using the  straight-line method over the estimated useful lives of the assets. Estimated useful lives of five to ten years are used for machinery and equipment, office equipment and furniture, and automobile. Estimated useful lives of up to five years are used for computer equipment and related software. Depreciation and amortization of leasehold improvements are computed using the term of the lease.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the six months ended June 30, 2013 and 2012 were $250 and $4,998, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock options of $1,435,467 and $459,972 for the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 4 – INVENTORY

At June 30, 2013 and December 31, 2012, inventory consists of the following:

	6/30/13	12/31/12
Raw materials	$176,678	$42,831
Packaging	11,338	1,873
Work-in-process	18,930	64,170
Finished goods	787,917	360,428

	$994,863	$469,302

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At June 30, 2013 and December 31, 2012, property and equipment, net consists of the following:

	6/30/13	12/31/12
Production, engineering and other equipment	$6,426,432	$6,426,432
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,074,040	$10,074,040
Accumulated depreciation	($7,950,054)	($7,628,075)
Property and equipment, net	$2,123,986	$2,445,965

NOTE 6 – LETTER OF CREDIT

On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with AVEKA Nutra Processing, LLC (“ANP”), part of the AVEKA Group, in order to provide the Company with a partner for future manufacturing initiatives.

The Agreement provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The Agreement automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.     Production pursuant to the Agreement began in November 2012 and is still in the process of being ramped up to contractual minimum production volumes of 40,000 pounds per month and average volumes of 100,000 pounds per month, with the ability to increase future production volume to potentially as much as 1,000,000 pounds per month.

In addition, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not draw down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, AVEKA Inc.  As of June 30, 2013, the Company has advanced a total of $500,000 under this line of credit, and accrued interest on the advance was $36,787.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At June 30, 2013 and December 31, 2012 accrued expenses consist of the following:

	6/30/13	12/31/12
Accrued payroll and taxes	$75,801	$32,021
Accrued settlements	110,000	110,000
Accrued expenses and other	6,801	31,513

	$192,602	$173,534

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

As of June 30, 2013 and December 31, 2012, the Company does not have any convertible notes payable outstanding.

Amortization on Convertible Notes

For the period ended June 30, 2012, the Company recorded amortization on debt discounts in the amount of $30,509. The value of the related warrants and the beneficial conversion value were discounted against the Notes and were amortized as interest expense using the effective interest method over the term of the Notes.

The total debt discount as of June 30, 2013 and December 31, 2012, was $0.

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

On March 18, 2013, Brightline converted the Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of March 31, 2013 there was no Series II Convertible Preferred Stock outstanding.  The value of the Series II Preferred Stock and dividends converted was equal to the total value recorded to common stock and additional paid in capital with no gain or loss recorded as the conversion was consistent with the original agreement.  As a result of the preferred stock conversion, $2,690,056 was recorded to common stock and additional paid-in capital.  There were no accrued dividends at June 30, 2013; accrued dividends were $476,857 as of December 31, 2012.

As of June 30, 2013, no shares of Series I or II Preferred Stock remained outstanding.

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

Our derivative liabilities decreased to $2,949,146 at June 30, 2013 from $8,025,381 at December 31, 2012.  The decrease in fair value during the six months ended June 30, 2013 was $497,187 as compared to an increase of $2,887,993 for the six months ended June 30, 2012.

During the six months ended June 30, 2013, additional paid in capital increased by $4,579,048 as a result of the conversion of the Series II Convertible Preferred Stock by Brightline and the exercise of warrants.  The change attributable to the conversion of the preferred stock was $2,761,688 and the change associated with the exercise of warrants was $1,817,360.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2013 and December 31, 2012:

	6/30/13	12/31/12
Common stock warrants	$2,949,146	$6,626,255
Embedded conversion features for
convertible debt or preferred shares	-	1,399,126

Total	$2,949,146	$8,025,381

Beginning balance	$8,025,381	$11,031,432
Bifurcated amount	-	-
Change in derivative liability valuation	(497,187)	1,514,156
Change in derivative liability - settlements	(4,579,048)	(4,520,207)

Total	$2,949,146	$8,025,381

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

Also during the first quarter of 2013, in addition to the warrant exercise program, investors exercised 82,753 warrants and the Company received proceeds of $30,511.  During the quarter ended June 30, 2013, investors exercised 287,006 warrants and the Company received proceeds of $180,369.

During the first and second quarters of 2013, two former employees exercised 91,400 stock options and the Company received proceeds of $77,734.

During the first and second quarters of 2012, there were no warrants exercised for cash.

For the three months ended March 31, 2012, no options were exercised.  For the three months ended June 30, 2012, an employee exercised 2,500 options with the Company receiving proceeds of $1,625.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the first and second quarters of 2013 the Company issued 318,490 shares of common stock on the cashless exercise of 617,844 warrants.  Also during this period, the Company issued 89,115 shares of Common Stock on the cashless exercise of 176,000 stock options.  In recognition of the cashless exercise of both the warrants and stock options, the Company recorded an increase to Common Stock of $20, offset by a $20 decrease to additional paid-in capital.

During the first and second quarters of 2012 the Company did not issue any shares of common stock on the cashless exercise of warrants or stock options.

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

Convertible Preferred Stock

As indicated previously, the Company entered into a modification with Brightline pursuant to which Brightline agreed to convert preferred stock into common stock on or before the respective maturity.  As a result of this modification the Convertible, Redeemable Preferred Stock Series II was reclassified to equity as Convertible Preferred Stock Series II as of December 31, 2012 as the shares are no longer redeemable.  On March 18, 2013, Brightline converted the Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of June 30, 2013 there is no Series II Convertible Preferred Stock outstanding.  There were no accrued dividends at June 30, 2013; accrued dividends were $476,857 as of December 31, 2012.

NOTE 13 – STOCK-BASED COMPENSATION PLAN AND WARRANTS

The Company’s Incentive Compensation Plan (the “Plan”), which was last amended and restated with shareholder approval in December 2012, provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards.

A summary of the status of stock options under the Plan as of June 30, 2013 and December 31, 2012 is as follows:

	6/30/2013		12/31/2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,728,877	$1.01	5,645,202	$1.10
Granted	2,176,535	$1.67	2,354,275	$0.80
Exercised	(267,400)	$1.01	(230,600)	$1.09
Expired and Cancelled	-	$-	(40,000)	$0.86
	9,638,012		7,728,877

Outstanding, end of period	9,638,012	$1.16	7,728,877	$1.01

Exercisable at end of period	8,402,265	$1.11	7,582,022	$1.03

During the six months ended June 30, 2013, the Company granted 2,176,535 options valued at $2,270,121.  Stock-based compensation expense for the three and six months ended June 30, 2013 was $676,932 and $1,407,986, respectively.

As of June 30, 2013, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $874,963, of which $852,861 will be recognized in each of the remaining fiscal 2013 quarters.

During the six months ended June 30, 2012, the Company granted 2,196,775 options valued at $898,651.  The total fair value of options vested during the first six months of 2012 was $190,112.

During the first and second quarters of 2013, two former employees exercised 91,400 stock options and the Company received proceeds of $77,734. Also during this period the Company issued 89,115 shares of Common Stock on the cashless exercise of 176,000 stock options.

For the three months ended March 31, 2012, no options were exercised.  For the three months ended June 30, 2012, an employee exercised 2,500 options with the Company receiving proceeds of $1,625.

During the first and second quarters of 2012 the Company did not issue any shares of common stock on the cashless exercise of  stock options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model.  This model uses the assumptions listed in the table below for stock options granted in 2013.  Expected volatilities are based on the historical volatility of the Company’s stock.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

6/30/13

Weighted average fair value per option granted	$1.04
Risk-free interest rate	0.65 - 0.81%
Expected dividend yield	0.00%
Expected lives	2.695
Expected volatility	99.79 - 108%

Stock options outstanding at June 30, 2013 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	7,116,477	2.8	$0.97	7,016,497
$1.51-$3.00	2,386,535	4.5	$1.67	1,250,768
$3.01-$5.00	135,000	4.6	$3.11	135,000
	9,638,012	3.3	$1.17	8,402,265

On January 1, 2013 the Company issued 114,944 shares of common stock to its four non-executive directors (28,736 shares each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $200,002 related to these issuances.  These shares were valued based on the closing price on the grant date.  As of June 30, 2013, the Company had reserved 18.0 million shares for issuance under the Plan.  As of June 30, 2013, the Company had 7,762,788 million shares available for grant under the Plan.

During 2011, the board of directors formed an Advisory Committee to consult and advise the Company on matters relating to the marketing and development of the Company’s products.  The Company granted 30,000 options to each of the eight Advisory Committee members at that time.  The options vest as follows: vest one third at the grant date, one third on the first anniversary of the grant date and one third on the second anniversary of the grant date.  During 2012, the Company added a member to the Advisory Committee and also granted this person 30,000 options.  The vesting schedule is the same.  The Company recognized an expense relating to these options of $27,665 and $13,285 for the six months ended June 30, 2013 and 2012, respectively.  These options expire five years from the respective grant date.

Warrants

As of June 30, 2013, the Company has warrants outstanding to purchase 20,552,568, shares of the Company’s common stock, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through February 2017.   There were no warrants issued in the six month period ended June 30, 2013.  There were 650,000 warrants issued in the six months ended June 30, 2012.  The summary of the status of the warrants issued by the Company as of June 30, 2013 and December 31, 2012 are as follows:

	6/30/2013		12/31/2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	23,376,250	$1.46	23,736,108	$1.55
Granted	-	$-	650,000	$0.83
Exercised	(2,125,847)	$1.34	(490,424)	$0.62
Cashless Exercises	(617,844)	$0.90	(335,541)	$0.91
Expired and Cancelled	(79,991)	$0.92	(183,893)	$14.73
	20,552,568		23,376,250

Outstanding, end of period	20,552,568	$1.49	23,376,250	$1.46

Exercisable at end of period	20,552,568	$1.49	23,376,250	$1.46

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

 Also during the first quarter of 2013, in addition to the warrant exercise program, investors exercised 82,753 warrants and the Company received proceeds of $30,511.  During the quarter ended June 30, 2013, investors exercised 287,006 warrants and the Company received proceeds of $180,369. During the first and second quarters of 2013 the Company issued 318,490 shares of common stock on the cashless exercise of 617,844 warrants.

During the first and second quarters of fiscal 2012, there were no warrants exercised either on a cash or cashless basis.

On February 17, 2012, we entered into an Investment Banking Agreement (“Investment Banking Agreement”) with Legend Securities, Inc. (“Legend”), pursuant to which Legend agreed to provide business advisory services to us for a period of up to eighteen months with our ability to further extend the term of the Investment Banking Agreement for an additional six months.

In exchange for Legend’s services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a warrant for the purchase of 550,000 shares of the Company’s Common Stock (the “Legend Warrants”) at an exercise price of $0.71 per share.  The Legend Warrants vested as follows: 91,666 of the Legend Warrants vested on the date of the agreement and then 91,666 of the Legend Warrants vested each ninety (90) day period thereafter.  The Legend Warrants have a term of five years. The Company recognized an expense relating to these warrants of $61,133 and $0 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 14 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were two significant customers that each accounted for greater than 10% of sales for the six months ended June 30, 2013. These two customers accounted for 39% and 26% of total net sales, respectively.   In addition, the same two customers each accounted for greater than 10% of accounts receivable for the quarter ended June 30, 2013. These customers accounted for 67% and 13% of the accounts receivable as of June 30, 2013, respectively.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At June 30, 2013 and December 31, 2012, $229,180 and $394,804, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 15 – COMMITMENTS

Building Lease

The Company leases a combined production and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  The Company extended the lease until May 2014 and the required monthly rental payments increased to $21,361, inclusive of property taxes.  Insurance and maintenance are billed when due.  If the Company wishes to remain at this facility beyond the lease expiration date, it will need to negotiate a new lease with the landlord, which cannot be assured.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

For the six months ended June 30, 2013 and 2012, the Company recognized rent expense of $144,416 and $126,000, respectively. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2013	$128,166
2014	85,444
2015	-
2016	-
2017	-
$213,610

NOTE 16 – PENDING LITIGATION/CONTINGENT LIABILITY

On July 7, 2007, the Company and Greg Halpern, its former Chief Executive Officer in his individual capacity, were served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.   The trial court has issued a default order against the Company, and has denied the Company’s Motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and will vigorously defends the claim. The outcome of this matter is unknown as of the report date.  However, the Company has allocated a reserve of $110,000 to satisfy any liability it may incur as a result of this matter.

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

NOTE 18 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2013.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company issued 41,810 shares of Common Stock as a result of warrants exercised on a cash basis.  The Company received gross proceeds of $9,299.