Form 10-Q
period 2013-09-30
Z TRIM HOLDINGS, INC
filed 2013-11-15
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 15, 2013
Common Stock, $0.00005 par value	37,018,414

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 6.	Exhibits	11

SIGNATURES		12

EXHIBIT INDEX

Financial Statements	Balance Sheets
	At September 30, 2013 (unaudited) and December 31, 2012	F-15

	Statements of Operations
	for the three and nine months ended September 30, 2013 and 2012 (unaudited)	F-17

	Statements of Cash Flows
	for the nine months ended September 30, 2013 and 2012 (unaudited)	F-18

	Notes to Financial Statements (unaudited)	F-19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

See Financial Statements beginning on page F-20.

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
  the risk that we will be unable to pay our obligations as they become due, or that we will be able to find sufficient financing to fund our operations;
  risk that there will not be market acceptance of our products;
  our plans for commercialization of our products;
  our product development efforts, including the risk that we will not be able to produce our products in a cost-effective manner;
  our substantial dependence on the manufacturing facility owned by our toll manufacturer;
  our ability to secure new customers, maintain our current customer base and deliver product on a timely basis;
  our dependence on a small concentration of customers;
  possible issuances of common stock subject to options, warrants and other securities that may dilute the interest of stockholders, and/or future exercise of such options and warrants;
  our ability to protect technology through patents;
  our ability to protect our proprietary technology and information as trade secrets and through confidentiality agreements or other similar means;
  the effects of the 2015 expiration of the USDA patent we have employed in manufacturing our products;
  competition from larger, more established companies with far greater economic and human resources;
  fluctuations in the availability of raw materials and the price for agricultural products;
  the effect of changes in the pricing and margins of products;
  the potential loss of key personnel or other personnel disruptions;
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
  our need for additional financing;
  our ability to successfully defend future litigation, including possible claims related to products liability and infringement of intellectual property, as well as the outcome of regulatory actions and inquiries;
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

Unless the context requires otherwise, in this report, the “Company,” “Z Trim,” “Z Trim Holdings,” “we,” “us” and “our” refer to Z Trim Holdings, Inc.

Overview

Z Trim Holdings, Inc. is a bio-technology company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing, energy and other industries.   The Company currently sells a line of products to the food industry that can help manufacturers reduce their costs, improve the quality of finished goods, and also help solve many production problems.  The Company’s innovative technology provides value-added ingredients across virtually all food industry categories.  These all-natural products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity—all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

The Company, through an exclusive license to technology patented by the United States Department of Agriculture (the “USDA”), has developed products that manage moisture to help reduce production costs and improve nutritional value in finished foods, while maintaining the essential taste and mouth-feel associated with full-fat products.  The underlying patent for this technology expires in 2015.  The global market for Z Trim’s line of products spans the entire food and nutritional beverage industry, including fat-free, low-fat, reduced-fat and full-fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

We currently manufacture our products at a facility owned by our toll manufacturer, AVEKA Nutra Processing, LLC (“ANP”). Our original facility, which we phased out in the third quarter of 2013, was a prototype plant, the first of its kind to produce our innovative products.  In 2011, the Company and ANP entered into a tolling agreement, providing that ANP would build a facility capable of producing a minimum of 40,000 pounds per month of Z Trim ingredients and average volumes of 100,000 pounds per month, with the capability of scaling up to 1 million pounds per month.  In late 2012, the ANP facility began to make Z Trim products and, although we experienced various start-up difficulties and issues with the relationship, ANP is currently in the process of ramping up to achieve initial, contracted-for capacity, and has recently achieved expected monthly production levels; however, we cannot provide assurances that these production levels will continue or that issues may not affect production in the future.

In 2012, the Company opened an industrial products division focusing on the manufacture, marketing and sales of products designed specifically for industrial applications, including oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  When used in industrial operations, we believe that Z Trim’s products can reduce costs, enhance supply-chain reliability, limit environmental impact, and improve finished product quality compared to current products such as guar gum, xanthan gum, CMC, lignosulfonates and starches used as binders, adhesives, viscofiers or emulsifiers.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the third quarter of 2013 were down 28% as compared to sales for the third quarter of 2012 due to a change in the ordering pattern of several customers (several customers pushed back orders into the fourth quarter that, in the previous year, were made in the third quarter).  Sales for the first nine months of fiscal 2013 were down 1% as compared to the first nine months of fiscal 2012, primarily due to the change in ordering pattern experienced in the third quarter.  Preliminary sales for October 2013, which benefitted from the change in ordering pattern, were up $66,507 from October 2012 (these preliminary results are subject to change as the Company finalizes its financial results subsequent to the end of the quarter and fiscal year ending December 31, 2013).

In 2011, the Company entered into a Custom Processing Agreement (“CPA”) with ANP, part of the AVEKA Group, in order to provide the Company with a partner for future manufacturing initiatives.  The CPA provides that ANP will perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The CPA automatically renews at the end of the initial term for an additional two-year term unless either party provides written notice to the other within the specified time frame.  Start-up activities began in the third quarter of 2012, and production began in the fourth quarter of 2012. The CPA provides for minimum production volumes of 40,000 pounds per month and average volumes of 100,000 pounds per month, with the ability to increase future production volume to potentially as much as 1 million pounds per month.  However, due to factors, including start-up problems, changes in customer demand, inability of parties to perform their obligations and factors outside the Company’s control, the Company cannot assure that production will begin as anticipated or that it will achieve these levels.

Private Placements, Warrant Programs, Waivers, Cashless Exercises and Anti-dilution Adjustments

In the first quarter of 2013, we completed a warrant exercise program, which resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of the Company’s common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during February 2013; it also required a waiver of the anti-dilution provisions in these warrants until February 28, 2013 so that those provisions would not be triggered by the exercises. The conversion of these warrants raised approximately $2.2 million in additional capital for the Company.

On August 20, 2013, the Company entered into a private placement subscription agreement with Brightline Ventures I-C, LLC (together with Brightline Ventures I, LLC and Brightline Ventures I-B, LLC, referred to collectively herein as “Brightline” unless the context indicates otherwise) pursuant to which it sold 376,000 shares of common stock, at a price of $1.25 per share (the “$1.25 Raise”), and received gross proceeds of $470,000.

Concurrent to the $1.25 Raise, the Company (i) allowed the holders of the Company’s outstanding warrants with a $1.50 per share exercise price (the “$1.50 Warrants”) with certain anti-dilution provisions contained in the warrant agreements to choose to exercise their $1.50 Warrants on a cashless basis such that for every ten $1.50 warrants exercised, the holder received 4.5 shares of common stock (fractional shares were rounded up) (the “Cashless Exercise Program”), (ii) sought a temporary waiver from the holders of the $1.50 Warrants of the anti-dilution provisions in the warrant agreements with respect to the Cashless Exercise Program and potential capital-raising activities (other than the $1.25 Raise) by the Company prior to December 31, 2013, and (iii) asked the holders of the $1.50 Warrants to permanently amend the warrant agreements with respect to certain ratchet provisions so as to reduce the derivative liability the Company incurs as a result of those provisions in the agreement.

The Cashless Exercise Program resulted in 7,172,751 of the $1.50 Warrants being converted into 3,227,742 shares of common stock (including 5,718,750 $1.50 Warrants that were converted by Brightline into 2,573,438 shares of Common Stock).  As a result of the Cashless Exercise Program, the Company recognized a loss on equity modification of $990,656—the difference in value between the $1.50 Warrants exercised and the common stock issued—for the three months ended September 30, 2013.

As a result of the August 20, 2013 transaction with Brightline, pursuant to the anti-dilution provisions contained in the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program, the Company reduced the exercise price of the remaining warrants to $1.25 per share and adjusted the number of shares issuable upon the exercise of those warrants such that for every five warrants owned, each remaining holder of $1.50 Warrants received one additional warrant with an exercise price of $1.25 per share.  Thus, the Company issued an additional 2,376,009 warrants at an exercise price of $1.25 per share to the holders of the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program.

On September 18, 2013, the Company entered into a private placement subscription agreement with Brightline pursuant to which it sold 468,571 shares of common stock at a price of $1.05 per share, along with warrants to purchase 234,286 shares of common stock at an exercise price of $1.50 per share (the “$1.05 Raise”), and received gross proceeds of $492,000.  The waiver indicated above was effective for the $1.05 Raise; therefore, no additional warrants were issued and no exercise price adjustments were made pursuant to anti-dilution and ratchet provisions as a result of the $1.05 Raise.

Subsequent to the end of the third quarter, on October 21, 2013, the Company issued warrants to purchase up to 30,000 shares of common stock in a private placement transaction to a business consultant who will be assisting the Company in various product placement matters.  The per share exercise prices of those warrants will be determined based on the market price of the Common Stock if and when certain sales targets are met; the warrants are exercisable through October 21, 2018.In addition, on October 28, 2013, the Company issued 220,000 shares of restricted stock in a private placement transaction to a business consulting firm that will be assisting the Company in evaluating various business and financial matters.

FINRA Inquiry

On October 1, 2013, the Office of Fraud Detection and Market Intelligence of the Financial Industry Regulatory Authority (“FINRA”) informed the Company that it had concluded its review of the trading activity in the Company’s common stock surrounding the Company’s January 22, 2013 announcement of the joint development agreement with Newpark Drilling Fluids LLC to develop new, environmentally-friendly drilling fluids that incorporate Z Trim's proprietary industrial materials, and had referred the matter to the SEC for whatever action, if any, it deems appropriate.  While there have not been any allegations of violations of FINRA conduct rules or the federal securities laws, as of the date of this report, the outcome of this matter is uncertain.

Public Offering

On November 13, 2013, the Company announced the pricing of a registered public offering of up to 2,250,000 shares of common stock at $0.75 per share and warrants to purchase up to 1,687,500 shares of common stock.  For every share of common stock purchased in the public offering, the investor will receive a warrant to purchase three-quarters (3/4) of a share of common stock.  The warrants have an exercise price of $1.00 per share and a term of exercise of five years from date of issuance.  The net proceeds from this public offering will be used to fund the Company’s working capital needs and other general corporate purposes.

Results of Operations

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Revenues

Revenue for the three months ended September 30, 2013 was $296,286, as compared to revenue of $411,941 for the three months ended September 30, 2012, a decrease of 28%.  Our revenue for the three months ended September 30, 2013 and 2012 was entirely attributable to product sales.  The decrease in sales in the current year’s period was due to an unanticipated change in the ordering pattern of several customers that resulted in orders being postponed until the fourth quarter.  Based on current order levels from our customers, we anticipate revenues will increase during the fourth quarter of fiscal 2013 because of increased demand for our products.  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended September 30, 2013 and 2012 was $612,498 and $859,795, respectively, a decrease of $247,297 or 28.8%.  The decrease in costs of goods sold in the current year’s period was attributable to lower manufacturing costs per pound for product produced at ANP.  As previously noted, in the third quarter of 2013, we phased out our original manufacturing facility and are substantially dependent on the facility owned by ANP.    We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to increase production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the three months ended September 30, 2013 was $316,212, or approximately 107% of revenues, as compared to gross loss of $447,854, or approximately 109% of revenues for the three months ended September 30, 2012.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 and 2012 consisted entirely of selling, general and administrative expenses.  Operating expenses for the three months ended September 30, 2013 were $1,613,758, an increase of $154,338, or 10.6%, from $1,459,420 for the three months ended September 30, 2012.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2013	2012
Stock based compensation expenses	$763,637	$572,295
Salary expenses	318,097	278,943
Professional fees	209,552	71,199
Non-manufacturing depreciation expenses	927	3,368
Employment recruiting expenses	444	419
Investor relation expense	64,662	226,935
Research and development costs	7,189	71,232

	$1,364,508	$1,224,391

The increase in stock-based compensation was attributable to an increase in market price for the stock on the date the options were granted.  Salary expenses increased as a result of the addition of new staff personnel in sales and research and development.  Professional fees increased due to work related to potential capital raising activities.  Investor relations expense decreased for the quarter ended September 30, 2013, as compared to the same period in 2012, due to $150,000 of investment banking fees incurred in 2012 that did not recur in the current year’s period.  Research and development costs decreased in 2013 due to services rendered by the USDA that were charged to expense earlier in the fiscal year as compared to 2012 when these same services were rendered and charged to expense during the three months ended September 30, 2012.  Excluding stock-based compensation expenses and non-manufacturing depreciation expenses, which are both non-cash items, , our operating expenses for the three months ended September 30, 2013 and 2012 were $849,194 and $883,756, respectively.  Operating expenses excluding non-cash items is a non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure and is provided by our management to provide further information regarding uses of cash during the periods presented.  This non-GAAP measure, we believe, will assist our investors to better understand our uses of cash resources with respect to operating expenses during the periods presented.

Operating Loss

The operating loss for the three months ended September 30, 2013 increased to $1,929,970 compared to $1,907,274 for the three months ended September 30, 2012 due to the reasons described above.

Other Expenses

Other expenses for the three months ending on September 30, 2013 were $577,234 as compared to $12,280,882 for the three months ending on September 30, 2012.  The decrease in other expenses of $11,703,648 was primarily due to the change in the fair value of our derivatives, which resulted in additional income of $12,738,033 as compared to the prior year. The decrease in the fair value of the derivative liability resulted from the conversion of derivative securities during the period that originally led to the recognition of the derivative liability offset against the recognition of the loss on the modification to the derivative securities converted.   See “Current Trends and Recent Developments Affecting the Company—Private Placements, Warrant Programs, Waivers, Cashless Exercises and Anti-dilution Adjustments” above for additional information about warrant exercises, conversions, amendments and modifications during the three months ended September 30, 2013.  There was no interest expense recognized during the third quarter of 2013 due to all convertible notes payable being converted to common stock during fiscal year 2012.

Net Loss

As a result of the above, for the three months ended September 30, 2013, we reported a net loss of $2,507,204 as compared to a net loss of $14,188,156 for the three months ended September 30, 2012.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended September 30, 2013 was $0.07 as compared to the basic and diluted net loss per share of $0.87 for the three months ended September 30, 2012, due to the factors described above.  Net loss per share was favorably impacted by an increase in the weighted average number of shares in 2013, as compared to 2012, due to the conversion of preferred stock, exercises of warrants into shares of common stock and the issuance of common stock in private placement transactions.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Revenues

Revenue for the nine months ended September 30, 2013 was $1,042,243, as compared to revenue of $1,054,214 for the nine months ended September 30, 2012, a decrease of 1.1%.  Our revenue for the nine months ended September 30, 2013 and 2012 was entirely attributable to product sales.  The decrease in sales in the current year’s period was primarily due to an unanticipated change in the ordering pattern of several customers that occurred in the third quarter that resulted in orders being postponed until the fourth quarter.

Cost of Revenues

Cost of revenues for products sold for the nine months ended September 30, 2013 and 2012 was $1,879,263 and $2,124,840, respectively.  The decrease in costs of goods sold in the current year’s period was attributable to the slight decrease in sales and the manufacturing efficiencies attained with product produced at ANP as opposed to the Company’s phased out manufacturing facility, where production costs were higher.

Gross Loss

Gross loss for the nine months ended September 30, 2013 was $837,020, or approximately 80% of revenues, as compared to gross loss of $1,070,626, or approximately 102% of revenues for the nine months ended September 30, 2012.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 and 2012 consisted entirely of selling, general and administrative expenses.  Operating expenses for the nine months ended September 30, 2013 were $5,071,909, an increase of $1,669,022, or 49.2%, from $3,402,887 for the nine months ended September 30, 2012.  The significant components of selling, general and administrative expenses are as follows:

	Nine months ended September 30,
	2013	2012
Stock based compensation expenses	$2,199,104	$1,032,267
Salary expenses	964,844	822,950
Professional fees	538,600	200,968
Non-manufacturing depreciation expenses	3,020	20,610
Employment recruiting expenses	1,034	16,047
Investor relation expense	188,792	284,990
Research and development costs	65,867	90,099

	$3,961,261	$2,467,931

The increase in stock-based compensation was attributable to an increase in market price for the stock on the date the options were granted.  Salary expenses increased as a result of the addition of new staff personnel in sales and research and development.  Professional fees increased due to $114,396 of legal fees incurred related to a settlement with a former provider of investment services and $218,715 of legal fees related to potential capital raising activities.  Investor relations expense decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due to $150,000 of investment banking fees incurred in 2012 that did not recur in the current year’s period.   Excluding stock-based compensation expenses and non-manufacturing depreciation expenses, which are both non-cash items, our operating expenses for the nine months ended September 30, 2013 and 2012 were $2,669,783 and $2,190,010, respectively.  Operating expenses excluding non-cash items is a non-GAAP financial measure and is provided by our management to provide further information regarding uses of cash during the periods presented. This non-GAAP measure, we believe, will assist our investors to better understand our uses of cash resources with respect to operating expenses during the periods presented.

Operating Loss

The operating loss for the nine months ended September 30, 2013 increased to $5,908,929 compared to $4,473,513 for the nine months ended September 30, 2012 due to the reasons described above.

Other Expenses

Other expenses for the nine months ending on September 30, 2013 were $4,856,192 as compared to $15,227,669 for the nine months ending on September 30, 2012.  The decrease in other expense of $10,371,477 was primarily due to the change in the fair value of our derivatives, which resulted in other income of $16,123,213 as compared to the prior year, partially offset by the recognition of $5,780,457 of expense attributable to the modification of warrants in connection with the February 2013 warrant exercise program, the Cashless Exercise Program and the anti-dilution adjustments discussed in “Current Trends and Recent Development Affecting the Company—Private Placements, Warrant Programs, Waivers, Cashless Exercises and Anti-dilution Adjustments” above.

Net Loss

As a result of the factors discussed above, for the nine months ended September 30, 2013 and 2012, we reported net losses of $10,765,121 and $19,701,182, respectively.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the nine months ended September 30, 2013 was $0.35 per share, as compared to a basic and diluted net loss per share of $1.40 for the nine months ended September 30, 2012.  Net loss per share was favorably impacted by an increase in the weighted average number of shares outstanding as a result of the exercise of warrants, conversion of preferred stock and issuances related to private placement transactions during the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had a cash balance of $445,422, a decrease from a balance of $644,804 at December 31, 2012.  At September 30, 2013, we had working capital of $1,443,125, as compared to a working capital deficit of $7,013,791 as of December 31, 2012.  The increase in working capital primarily resulted from increases in inventory and accounts payable as a result of an unanticipated change in the ordering pattern of several customers that resulted in orders being postponed until the fourth quarter, offset by a decrease in the derivative liabilities due to the previously discussed actions taken with regard to outstanding warrants.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  During the first nine months of fiscal 2013, the Company received a total of $3,529,580 in proceeds from the sale of common stock and the exercise of warrants and stock options, including $962,000 from the sale of securities to Brightline in private placement transactions on August 20, 2013 and September 18, 2013.

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

Certain of the Company’s warrants (and its formerly outstanding Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010) have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities decreased to $131,158 at September 30, 2013 from $8,025,381 at December 31, 2012, primarily due to the previously discussed actions taken with regard to outstanding warrants during the three/nine months ended September 30, 2013.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

During the three months ended September 30, 2013, 7,172,751 warrants were exercised as part of the Cashless Exercise Program and the holders of warrants for 14,256,056 shares of the Company’s common stock agreed to temporarily waive the reset provisions in the applicable warrant agreements through December 31, 2013 and permanently amend the ratchet provisions in the underlying warrant agreements so that such provisions only trigger in the event of an offering or other issuance of securities below the then-current price of the common stock in order to reduce the Company’s derivative liability.  For more information, see “Current Trends and Recent Developments Affecting the Company—Private Placements, Warrant Programs, Waivers, Cashless Exercises and Anti-dilution Adjustments.”

In connection with the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.   The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, AVEKA Inc.  As of September 30, 2013, all $500,000 under this line of credit was outstanding.  This extension of credit to ANP had a material adverse impact on the Company’s cash resources, which has required the Company to seek additional capital resources to fund its operations.

The following discussion focuses on information in more detail on the main elements of the $199,382 net decrease in cash during the nine months ended September 30, 2013 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended September 30:

	2013	2012
Cash used in operating activities	$(3,729,712)	$(3,297,443)
Cash provided by investing activities	750	110,000
Cash provided by financing activities	3,529,580	3,351,518

Increase (Decrease) in cash	$(199,382)	$164,075

Cash used in operating activities was $3,729,712 in the nine month period ended September 30, 2013, compared to $3,297,443 in the nine month period ended September 30, 2012.  Net losses of $10,765,121 and $19,701,182 for the nine months ended September 30, 2013 and 2012, respectively, were the primary reasons for our negative operating cash flow in both periods.  The Company’s negative operating cash flow for both the nine months ended September 30, 2013 and 2012 was offset by the effects of non-cash charges to income, including changes in the fair value of the derivative liability as a result of the previously discussed actions taken with regard to warrants, stock-based compensation and depreciation. In addition, the Company’s negative operating cash flow for the nine months ended September 30, 2013, was offset by $5,780,457 of expense related to the equity modification to warrants and the loss on conversion of warrants previously issued discussed above.

Cash provided by investing activities was $750 for the nine months ended September 30, 2013 and $110,000 for the nine months ended September 30, 2012.  For both periods, the cash provided by investing activities were proceeds from the sale of fixed assets.

Cash provided by financing activities was $3,529,580 in the nine month period ended September 30, 2013, compared to $3,351,518 in the nine month period ended September 30, 2012.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity. During the first nine months of 2013, the Company’s warrant exercise program raised approximately $2,489,846 in additional capital. During the three months ended September 30, 2013, Brightline purchased 376,000 shares on August 20, 2013 and 468,571 shares on September 18, 2013; the Company received $962,000 in proceeds from these private placement transactions and is using such proceeds for working capital needs and other general corporate purposes.  The Company did not engage in any debt financing in the first nine months of fiscal 2013; the Company engaged in $200,000 worth of debt financing in the first nine months of fiscal 2012 (this debt was converted into common stock in the fourth quarter of 2012).

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of September 30, 2013, all $500,000 to ANP under the line of credit was outstanding.

Debt Instruments and Redeemable Preferred Stock.  As of September 30, 2013, there were not any shares of Series I or II Preferred Stock, or convertible notes, outstanding.

Capital Expenditures.  At September 30, 2013, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease expires in May 2014 and monthly rental payments are $21,361, inclusive of property taxes.  If the Company wishes to remain at this facility beyond the lease expiration date, it will need to negotiate a new lease with the landlord, which cannot be assured.

Litigation.  In July 2007, the Company and Greg Halpern, its former Chief Executive Officer in his individual capacity, were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and damages in excess of $200,000. The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the date of this report.  However, the Company has allocated a reserve of $110,000 to satisfy any liability it may incur as a result of this matter.

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim. The pleadings on the other claims are still at issue and discovery is underway.  Trial is scheduled for May 2014.  Thus, the outcome is unknown as of the date of this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On October 1, 2013, FINRA informed the Company that it had concluded its review of the trading activity in the Company’s common stock surrounding the Company’s January 22, 2013 announcement of the joint development agreement with Newpark Drilling Fluids LLC to develop new, environmentally-friendly drilling fluids that incorporate Z Trim's proprietary industrial materials, and had referred the matter to the SEC for whatever action, if any, it deems appropriate.  While there have not been any allegations of violations of FINRA conduct rules or the federal securities laws, as of the date of this report, the outcome of this matter is uncertain.

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

Z TRIM HOLDINGS, INC.
(Registrant)

Date: November 15, 2013	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date: November 15, 2013                                                                     /s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended September 30, 2013

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
1.01 LAB	XBRL Extension Labels Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	F-15

Statements of Operations for the three and six months ended September 30, 2013 and 2012 (unaudited)	F-17

Statements of Cash Flows for the six months ended September 30, 2013 and 2012 (unaudited)	F-18

Notes to Financial Statements as of September 30, 2013 and 2012 (unaudited)	F-19

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited)
	9/30/13	12/31/12

Current Assets
Cash and cash equivalents	$445,422	$644,804
Accounts receivable	348,110	299,256
Inventory	1,444,301	469,302
Prepaid expenses and other assets	235,229	136,827

Total current assets	2,473,062	1,550,189

Long Term Assets
Letter of credit	$543,718	$523,150
Other assets	11,892	11,892
Property and equipment, net	1,961,068	2,445,965

Total long term assets	2,516,678	2,981,007

TOTAL ASSETS	$4,989,740	$4,531,196

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	9/30/13	12/31/12

Current Liabilities
Accounts payable	$640,690	$328,887
Accrued expenses and other	221,911	173,534
Accrued liquidated damages	36,178	36,178
Derivative liabilities	131,158	8,025,381
Total Current Liabilities	1,029,937	8,563,980

Total Liabilities	1,029,937	8,563,980

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 36,798,414 and 25,032,444 shares, September 30, 2013 and December 31, 2012, respectively	1,840	1,252
Convertible Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 0 and 665,339 shares, September 30, 2013 and December 31, 2012, respectively	-	2,157,238
Common stock payable	-	2,358,107
Additional paid-in capital	128,164,314	104,891,849
Accumulated deficit	(124,206,351)	(113,441,230)

Total Stockholders' Equity (Deficit)	3,959,803	(4,032,784)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,989,740	$4,531,196

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Products	$296,286	$411,941	$1,042,243	$1,054,214
Total revenues	296,286	411,941	1,042,243	1,054,214

COST OF REVENUES:
Products	612,498	859,795	1,879,263	2,124,840
Total cost of revenues	612,498	859,795	1,879,263	2,124,840

GROSS MARGIN	(316,212)	(447,854)	(837,020)	(1,070,626)

OPERATING EXPENSES:
Selling, general and administrative	1,613,758	1,459,420	5,071,909	3,402,887
Total operating expenses	1,613,758	1,459,420	5,071,909	3,402,887

OPERATING LOSS	(1,929,970)	(1,907,274)	(5,908,929)	(4,473,513)

OTHER INCOME (EXPENSES):
Rental and other income	-	-	-	4,225
Interest income	6,931	6,989	20,626	16,225
Interest expense - other	(1,779)	-	(1,818)	(107)
Interest expense - note payable	-	(8,543)	-	(66,724)
Change in fair value - derivative	409,604	(12,328,429)	906,791	(15,216,422)
Gain (loss) on asset disposals, net	(1,334)	49,101	(1,334)	49,101
Loss on equity modification	(990,656)	-	(5,780,457)	-
Settlement loss	-	-	-	(13,967)
Total other income (expenses)	(577,234)	(12,280,882)	(4,856,192)	(15,227,669)

NET LOSS	$(2,507,204)	$(14,188,156)	$(10,765,121)	$(19,701,182)

Less Preferred Dividends	-	142,281	56,144	463,924
Accretion of Discount on Preferred Stock	-	1,544,690	-	3,707,840

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,507,204)	$(15,875,127)	$(10,821,265)	$(23,872,946)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.87)	$(0.35)	$(1.40)

Weighted Average Number of Shares Basic and Diluted	34,234,710	18,250,072	31,129,569	17,061,903

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,765,121)	$(19,701,182)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation - stock options vested	2,199,104	1,032,267
Common shares issued for director fees	200,002	160,000
Shares & warrants issued for services	61,133	161,250
Loss on equity modification	5,780,457	-
Amortization on debt discount	-	49,626
Depreciation	482,813	518,824
(Gain) loss on disposal of equipment	1,334	(49,101)
Change in derivative liability, net of bifurcation	(906,791)	15,216,422
Changes in operating assets and liabilities:
Accounts receivable	(48,854)	(119,072)
Inventory	(974,999)	30,388
Prepaid expenses and other assets	(98,402)	(34,090)
Letter of credit	(20,568)	(431,003)
Accounts payable and accrued expenses	360,180	(131,772)
CASH USED IN OPERATING ACTIVITIES	(3,729,712)	(3,297,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	750	110,000
CASH PROVIDED BY INVESTING ACTIVITIES	750	110,000

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	962,000	2,978,172
Proceeds from exercise of stock options	77,734	9,526
Proceeds from exercise of warrants	2,489,846	163,820
Borrowing on debt	-	200,000
CASH PROVIDED BY FINANCING ACTIVITIES	3,529,580	3,351,518
NET (DECREASE) INCREASE IN CASH	(199,382)	164,075

CASH AT BEGINNING OF PERIOD	644,804	313,073
CASH AT THE PERIOD ENDED SEPTEMBER 30	$445,422	$477,148

Supplemental Disclosures of Cash Flow Information:
Cashless exercise of warrants	$180	$6
Cashless exercise of options	$5	$1
Shares issued for stock payable related to settlement loss	$1,881,250	$-
Note payable conversion	$-	$1,658,979
Preferred stock conversion	$2,690,056	$1,669,200
Amortization on preferred stock discount	$-	$3,707,840
Settlement of derivative liability due to conversion of note payable	$-	$48,619
Change in derivative liability due to exercise of warrants	$4,225,744	$-
Change in derivative liability due to conversion of preferred stock	$2,761,688	$1,607,313
Dividends payable declared	$56,144	$463,924
Unvested shares returned by vendor	$-	$2
Discount on convertible debt due to attached warrants	$-	$40,508

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
September 30, 2013
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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated net loss equal to $124,206,351 as of September 30, 2013. This factor raises substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at September 30, 2013 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results for nine months ended September 30, 2013 may not be indicative of results for the year ending December 31, 2013 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of September 30, 2013 and December 31, 2012 the allowance for doubtful accounts was $0.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants (and its formerly outstanding Convertible 8% Senior Secured Notes issued in 2008 through 2010 and preferred stock), which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants, are separately valued and accounted for on the Company’s balance sheet.  During the three months ended September 30, 2013, as a result of warrant exercises and the amendment of reset provisions in certain outstanding warrants, the Company’s derivative liability was reduced; see Note 11 for more information. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $445,422 in cash at September 30, 2013 and $644,804 at December 31, 2012.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.  None of these instruments are held for trading purposes.

The Company has utilized various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2013, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
  Level one — Quoted market prices in active markets for identical assets or liabilities
  Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
  Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at September 30, 2013 was $131,158 compared to $8,025,381 as of December 31, 2012.  The decrease in fair value for the nine months ended September 30, 2013 was $906,791 compared to an increase of $15,216,422 for the nine months ended September 30, 2012.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/12	$8,025,381	$-	$-	$8,025,381	$8,025,381

Change in derivative liabilities due to
settlements	(6,987,432)	-	-	(6,987,432)	(6,987,432)
Change in derivative liabilities valuation	(906,791)	-	-	(906,791)	(906,791)
	(7,894,223)	-	-	(7,894,223)	(7,894,223)

Derivative Liabilities
9/30/13	$131,158	$-	$-	$131,158	$131,158

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the nine months ended September 30, 2013 and 2012 were $250 and $22,206, respectively.

Income (Loss) Per Common Share

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and, when diluted, potential shares from options and warrants to purchase common stock using the treasury stock method. .

Cashless Exercise of Warrants/Options

The Company has issued warrants to purchase common stock where the holder is entitled to exercise the warrant via a cashless exercise, when the exercise price is less than the fair value of the common stock. The Company accounts for the issuance of common stock on the cashless exercise of warrants on a net basis.

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock options of $2,199,104 and $1,032,267 for the nine months ended September 30, 2013 and 2012, respectively.

New Accounting Pronouncements

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update was effective for the Company in the first quarter of 2013. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment and did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVENTORY

At September 30, 2013 and December 31, 2012, inventory consists of the following:

	9/30/13	12/31/12
Raw materials	$127,228	$42,831
Packaging	9,614	1,873
Work-in-process	37,588	64,170
Finished goods - Food	509,063	161,843
Finished goods - Industrial	760,808	198,585

	$1,444,301	$469,302

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At September 30, 2013 and December 31, 2012,  property and equipment, net consists of the following:

	9/30/13	12/31/12
Production, engineering and other equipment	$6,422,110	$6,426,432
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,069,718	$10,074,040
Accumulated depreciation	($8,108,650)	($7,628,075)
Property and equipment, net	$1,961,068	$2,445,965

Depreciation expense was $160,834 and $167,907 for the three months ended September 30, 2013 and June 30, 2012, respectively.  Depreciation expense was $482,813 and $518,824 for the nine months ended September 30, 2013 and 2012, respectively.

During 2013, the Company sold equipment with a net book value of $2,084 for a total of $750.  The Company recognized a loss of $1,334 with respect to such sale of equipment.  During the comparable period in 2012, the Company sold equipment with a net book value of $60,899 for a total of $110,000.  The Company recognized a gain of $49,101 with respect to this equipment sale.

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

In addition, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not draw down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, AVEKA Inc.  As of September 30, 2013, the Company has advanced a total of $500,000 under this line of credit, and accrued interest on the advance was $43,718.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At September 30, 2013 and December 31, 2012 accrued expenses consist of the following:

	9/30/13	12/31/12
Accrued payroll and taxes	$89,651	$32,021
Accrued settlements	110,000	110,000
Accrued expenses and other	22,260	31,513

	$221,911	$173,534

NOTE 8 – PREFERRED STOCK

During 2012, the Company entered into an agreement with its largest stockholder, Brightline Ventures I, LLC (“Brightline”), pursuant to which Brightline agreed to convert $3,326,697 (exclusive of dividends) worth of Series II Preferred Stock into 3,326,697 shares of the Company’s common stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group LLC.  In consideration for the foregoing conversion of Series II Preferred Stock by Brightline on or before their respective maturity dates, the Company modified the following warrants held by Brightline to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of common stock with an exercise price of $1.50 per share, which were issued to Brightline in transactions where Brightline acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of common stock with an exercise price of $1.50 per share, which equaled one half of the outstanding  and unexercised warrants issued to Brightline in other transactions where Brightline provided financing to the Company at that time (see Note 11 for a discussion of matters related to these warrants that occurring during the three months ended September 30, 2013).  As a result of this modification, the Series II Convertible, Redeemable Preferred Stock was reclassified on the balance sheet as permanent Stockholders’ Equity and identified as Series II Convertible Preferred Stock at December 31, 2012. The value reclassified to permanent equity was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock were also reclassified to Stockholders’ Equity as of December 31, 2012.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

On March 18, 2013, Brightline converted the Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of March 31, 2013 there was no Series II Convertible Preferred Stock outstanding.  The value of the Series II Preferred Stock and dividends converted was equal to the total value recorded to common stock and additional paid in capital with no gain or loss recorded as the conversion was consistent with the original agreement.  As a result of the preferred stock conversion, $2,690,056 was recorded to common stock and additional paid-in capital.  There were no accrued dividends at September 30, 2013; accrued dividends were $476,857 as of December 31, 2012.

As of September 30, 2013, no shares of Series I or II Preferred Stock remained outstanding.

NOTE 9 – LIQUIDATED DAMAGES

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

NOTE 10 – DERIVATIVE LIABILITIES

Certain of the Company’s warrants (as well as its formerly outstanding preferred stock and Convertible 8% Senior Secured Notes issued in 2008 and 2010) have reset provisions to the exercise price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities decreased to $131,158 at September 30, 2013 from $8,025,381 at December 31, 2012.  The decrease in fair value during the nine months ended September 30, 2013 was $906,791 as compared to an increase of $15,216,422 for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, additional paid in capital increased by $6,719,773 as a result of the March 2013 conversion of the Series II Convertible Preferred Stock by Brightline and the exercise of warrants in 2013.  The change attributable to the conversion of the preferred stock was $2,761,688 and the change associated with the exercise of warrants was $4,225,744.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2013 and December 31, 2012:

Components of derivative financial instruments

	9/30/13	12/31/12
Common stock warrants	$131,158	$6,626,255
Embedded conversion features for
convertible debt or preferred shares	-	1,399,126

Total	$131,158	$8,025,381

Beginning balance	$8,025,381	$11,031,432
Bifurcated amount	-	-
Change in derivative liability valuation	(906,791)	1,514,156
Change in derivative liability - settlements	(6,987,432)	(4,520,207)

Total	$131,158	$8,025,381

NOTE 11 – EQUITY

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the first quarter of 2013, several investors participated in a warrant exercise program that resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of the Company’s common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during February 2013; it also required a waiver of the anti-dilution provisions in these warrants until February 28, 2013 so that those provisions would not be triggered by the exercises. The conversion of these warrants raised $2,195,110 of cash for the Company.   As a result of this warrant modification the Company recognized $4,789,801 of additional expense for previously issued warrants during the period ended March 31, 2013.  The value of the additional expense was based on the fair value of the warrant modification at the date the offer was made to the warrant holders calculated by using the Black-Scholes Model.  The key inputs utilized in this model include the Company’s stock price on the date of the modification of $2.30, the computed volatility of the Company’s stock price at 109.96% and the discount rate used based on a U.S. Treasury security for a comparable period to the remaining term of the warrants of .06%.

Also during the first quarter of 2013, in addition to the warrant exercise program, investors exercised 82,753 warrants and the Company received proceeds of $30,511.  During the quarter ended June 30, 2013, investors exercised 287,006 warrants and the Company received proceeds of $180,369.  During the three months ended September 30, 2013, investors exercised 161,883 warrants and the Company received proceeds of $83,857.

For the nine months ended September 30, 2012, 390,923 warrants were exercised and the Company received gross proceeds of $163,820.

During the nine months September 30, 2013, two former employees exercised 91,400 stock options and the Company received proceeds of $77,734.

During the nine months ended September 30, 2012, current and former employees exercised options for 14,600 shares of common stock and the Company received gross proceeds of $9,526.

Common Stock Issued in Private Placements and on the Cashless Exercise of Warrants and/or Stock Options

On August 20, 2013, the Company raised additional capital by entering into a private placement subscription agreement with Brightline Ventures I-C, LLC, an affiliate of its controlling stockholder, pursuant to which it sold 376,000 shares of common stock, for a price of $1.25 per share (the “1.25 Raise”), and received gross proceeds of $470,000.

Contemporaneous with the $1.25 Raise, the Company (i) allowed the holders of the Company’s outstanding warrants with a $1.50 per share exercise price (the “$1.50 Warrants”) with certain anti-dilution provisions contained in the related warrant agreements to choose to exercise their $1.50 Warrants on a cashless basis such that for every ten $1.50 Warrants exercised, the holder received 4.5 shares of Common Stock (fractional shares were rounded up) (the “Cashless Exercise Program”), (ii) sought a temporary waiver from the holders of the $1.50 Warrants of the anti-dilution provisions in the warrant agreements with respect to the Cashless Exercise Program and potential capital-raising activities (other than the $1.25 Raise) by the Company by December 31, 2013, and (iii) asked the holders of the $1.50 Warrants to permanently amend the warrant agreements with respect to certain ratchet provisions so as to reduce the derivative liability the Company incurs as a result of those provisions in the agreements.

The Cashless Exercise Program resulted in 7,172,751 of the $1.50 Warrants being converted into 3,227,742 shares of the Company’s common stock (including 5,718,750 $1.50 Warrants that were converted by Brightline into 2,573,438 shares of common stock).  As a result of the Cashless Exercise Program, the Company recognized a loss on equity modification of $990,656—the difference in value between the $1.50 Warrants exercised and the common stock issued— for the three months ended September 30, 2013.

As a result of the August 20, 2013 transaction with Brightline, pursuant to the anti-dilution provisions in the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program, the Company reduced the exercise price of those warrants to $1.25 per share and adjusted the number of shares issuable upon the exercise of those warrants such that for every five warrants owned, each remaining holder of $1.50 Warrants received one additional warrant with an exercise price of $1.25.  Thus, the Company issued an aggregate of 2,376,009 additional warrants at an exercise price of $1.25 per share (including 2,316,597 additional warrants that were issued to Brightline) to the holders of $1.50 Warrants that were not exercised as part of the Cashless Exercise Program

On September 18, 2013, the Company entered into another private placement subscription agreement with Brightline Ventures I-C, LLC, pursuant to which it sold 468,571 shares of Common Stock for a price of $1.05 per share, along with warrants to purchase 234,286 shares of common stock at an exercise price of $1.50 per share (the “1.05 Raise”), and received gross proceeds of $492,000.  The waiver discussed above was effective for the $1.05 Raise; therefore, no additional warrants were issued and no exercise price adjustments were made pursuant to anti-dilution and ratchet provisions as a result of the $1.05 Raise.

In addition, during the nine months ended September 30, 2013, other investors exercised 823,012 warrants on a cashless basis and received 364,359 shares of common stock.

During the nine months ended September 30, 2013, the Company issued 100,528 shares of common stock on the cashless exercise of 202,250 stock options.

During the nine months ended September 30, 2012, 111,002 shares of common stock were issued due to the cashless exercise of 206,511 warrants.  Also during the nine month’s ended September 30, 2012, a former employee exercised options on a cashless basis and acquired 12,172 shares of common stock.

Common Stock Payable

On February 12, 2013 (the “Settlement Date”), the Company entered into a settlement and release agreement with a former provider of investment services over compensation provided in a prior period for services in the raising of equity capital for the Company.  The agreement called for the Company to issue 875,000 shares of common stock to this party.  As of December 31, 2012, the Company recorded a common stock payable in the amount of $1,881,250, which was equal to the value of the 875,000 shares on the Settlement Date.  As of the Settlement Date, the Company issued the shares and recorded an increase to common stock and additional paid in capital with the offset to common stock payable.

Convertible Preferred Stock

As indicated previously, the Company entered into a modification with Brightline pursuant to which Brightline agreed to convert preferred stock into common stock on or before the respective maturity.  As a result of this modification the Convertible, Redeemable Preferred Stock Series II was reclassified to equity as Convertible Preferred Stock Series II as of December 31, 2012 as the shares are no longer redeemable.  On March 18, 2013, Brightline converted the Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of September 30, 2013 there is no Series II Convertible Preferred Stock outstanding and, therefore, there were no accrued dividends at September 30, 2013; accrued dividends were $476,857 as of December 31, 2012.

NOTE 12 – STOCK-BASED COMPENSATION PLAN AND WARRANTS

The Company’s Incentive Compensation Plan (the “Plan”), which was last amended and restated with shareholder approval in December 2012, provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards.  The Company reserved 18.0 million shares for issuance under the Plan, and as of September 30, 2013, the Company had 7,762,788 shares available for grant under the Plan.

A summary of the status of stock options under the Plan as of September 30, 2013 and December 31, 2012 is as follows:

	9/30/13		12/31/12
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,728,877	$1.01	5,645,202	$1.10
Granted	2,176,535	$1.67	2,354,275	$0.80
Exercised	(293,650)	$0.98	(230,600)	$1.09
Expired and Cancelled	(4,500)	$1.67	(40,000)	$0.86
	9,607,262		7,728,877

Outstanding, end of period	9,607,262	$1.16	7,728,877	$1.01

Exercisable at end of period	8,920,148	$1.14	7,582,022	$1.03

During the nine months ended September 30, 2013 the Company granted 2,176,535 options to employees valued at $2,270,121.  Stock-based compensation expense for the three and nine months ended September 30, 2013 was $753,299 and $2,199,104, respectively.

Common Stock Issued to Directors

During the nine months ended September 30, 2013,, the Company issued 114,944 shares of common stock to its four non-executive directors (28,736 shares each). The Company recognized a total expense of $200,002 related to these issuances.  These shares were valued based on the closing price on the grant date (January 22, 2013).

As of September 30, 2013, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $116,149, of which $94,046 will be recognized in the fourth quarter of fiscal year 2013.

During the nine months ended September 30, 2012, the Company granted 2,196,775 options to employees valued at $1,541,479.  The total fair value of options vested during the first nine months of 2012 was $1,032,267.

During the nine months ended September 30, 2012, the Company issued 238,800 shares of common stock to four of its non-executive directors (59,700 each). The Company recognized a total of expense of $160,000 related to these issuances.  These shares were valued based on the closing price of the grant date (February 6, 2012).

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

9/30/13
Weighted average fair value per option granted	$1.04
Risk-free interest rate	0.65 - 0.81%
Expected dividend yield	0.00%
Expected lives	2.695
Expected volatility	99.79 - 108%

Stock options outstanding at September 30, 2013 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	7,090,227	2.8	$0.97	6,990,247
$1.51-$3.00	2,382,035	4.5	$1.67	1,794,901
$3.01-$5.00	135,000	4.6	$3.11	135,000
	9,607,262	3.3	$1.17	8,920,148

During 2011, the board of directors formed an Advisory Committee to consult and advise the Company on matters relating to the marketing and development of the Company’s products.  The Company granted 30,000 options to each of the eight Advisory Committee members at that time.  The options vest as follows: vest one third at the grant date, one third on the first anniversary of the grant date and one third on the second anniversary of the grant date.  During 2012, the Company added a member to the Advisory Committee and also granted this person 30,000 options.  The vesting schedule is the same.  The Company recognized an expense relating to these options of $38,003 and $184,833 for the nine months ended September 30, 2013 and 2012, respectively.  These options expire five years from the respective grant date.

Warrants

As of September 30, 2013, the Company has warrants outstanding to purchase 15,460,241, shares of the Company’s common stock, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through September 2018.   The summary of the status of the warrants issued by the Company as of September 30, 2013 and December 31, 2012 are as follows:

	9/30/13		12/31/12
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	23,376,250	$1.46	23,736,108	$1.55
Granted	2,610,295	$1.27	650,000	$0.83
Exercised	(2,287,730)	$1.28	(490,424)	$0.62
Cashless Exercises	(7,995,763)	$1.44	(335,541)	$0.91
Expired and Cancelled	(242,812)	$0.89	(183,893)	$14.73
	15,460,241		23,376,250

Outstanding, end of period	15,460,241	$1.47	23,376,250	$1.46

Exercisable at end of period	15,460,241	$1.47	23,376,250	$1.46

Warrant exercises into common stock for the nine months ended September 30, 2013 and 2012 are discussed in Note 11 above.

As indicated above, there were 234,286 warrants issued to investors for the nine months ended September 30, 2013.  During the comparable period in 2012, 650,000 warrants were issued to investors.

On February 17, 2012, we entered into an Investment Banking Agreement (“Investment Banking Agreement”) with Legend Securities, Inc. (“Legend”), pursuant to which Legend agreed to provide business advisory services to us for a period of up to eighteen months with our ability to further extend the term of the Investment Banking Agreement for an additional six months.

In exchange for Legend’s services, we agreed to pay Legend the sum of $10,000 per month and to issue Legend a warrant for the purchase of 550,000 shares of the Company’s Common Stock (the “Legend Warrants”) at an exercise price of $0.71 per share.  The Legend Warrants, which are now fully vested, have a term of five years. The Company recognized expense relating to these warrants of $61,133 and $161,250 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 13 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were two significant customers that each accounted for greater than 10% of sales for the nine months ended September 30, 2013. These two customers accounted for 39% and 24% of total net sales, respectively.   In addition, one of these customers accounted for 66% of total accounts receivable for the quarter ended September 30, 2013.  As of November 4, 2013, through cash collections from this customer, this percentage has been reduced to 48%.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At September 30, 2013 and December 31, 2012, $195,422 and $394,804, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 14 – COMMITMENTS

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

For the nine months ended September 30, 2013 and 2012, the Company recognized rent expense of $208,499 and $189,000, respectively. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2013	$64,083
2014	85,444
2015	-
2016	-
2017	-
$149,527

NOTE 15 – PENDING LITIGATION/CONTINGENT LIABILITY

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

On or about December 12, 2011, the Company was served with a complaint by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries. On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim. The pleadings on the other claims are still at issue and discovery is underway.  Trial is scheduled for May 2014.  Thus, the outcome is unknown as of the date of this report.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the period ended March 31, 2013, Brightline converted 665,339 shares of preferred stock plus accrued dividends of $533,000 into 3,859,697 shares of the Company’s common stock as disclosed in Note 9 above.

In February 2013, in connection with the Company’s warrant exercise program, Brightline and the non-employee directors of the Company agreed to waive the anti-dilution provisions in the warrant agreements related to certain warrants with a $1.50 exercise price until February 28, 2013. As part of this program, Morris Garfinkle exercised warrants for 244,984 shares of the Company’s common stock and Mark Hershhorn exercised warrants for 30,000 shares of the Company’s common stock.

In August 2013, Brightline and three of the non-employee directors of the Company—Mark Hershhorn, Brian Israel and Edward Smith—converted, on a cashless basis, warrants with an exercise price of $1.50 per share (the “1.50 Warrants”) into 2,537,438, 38,173, 15,944 and 3,347 shares of the Company’s common stock, respectively, pursuant to an agreement with the Company that was available to all of the holders of $1.50 Warrants (the “Cashless Exercise Program”). For every ten $1.50 Warrants exercised, the holder received 4.5 shares of Common Stock (fractional shares were rounded up).

On August 20, 2013, the Company entered into a private placement subscription agreement with Brightline Ventures I-C, LLC, pursuant to which it sold 376,000 shares of common stock, for a price of $1.25 per share (the “$1.25 Raise”), and received gross proceeds of $470,000.

Pursuant to the anti-dilution provisions in the $1.50 Warrants, in August 2013, the Company issued Brightline and Messrs. Israel and Smith additional warrants for 2,316,597, 6,000 and 3,013 shares of the Company’s common stock, respectively, with a per share exercise price of $1.25. In accordance with the ratchet provisions in the $1.50 Warrants, the exercise price was reduced to $1.25 per share for the 11,582,983, 30,000 and 15,064 remaining warrants held by Brightline and Messrs. Israel and Smith, respectively.

In addition, during August 2013, Brightline and Messrs. Israel and Smith each agreed to temporarily waive (except with regard to the $1.25 Raise) the anti-dilution provisions contained in the warrant agreements related to their $1.50 Warrants (which now have an exercise price of $1.25 per share) with respect to the Cashless Exercise Program and potential capital-raising activities through December 31, 2013, and also to permanently amend the underlying warrant agreements to reduce the derivative liability the Company incurs as a result of the ratchet provisions in such agreements.

On September 18, 2013, the Company entered into a private placement subscription agreement with Brightline Ventures I-C, LLC, pursuant to which it sold 468,571 shares of common stock for a price of $1.05 per share, along with warrants to purchase 234,286 shares of common stock at an exercise price of $1.50 per share (the “$1.05 Raise”), and received gross proceeds of $492,000. The waiver discussed above was effective for the $1.05 Raise; therefore, no additional warrants were issued and no exercise price adjustments were made pursuant to anti-dilution and ratchet provisions as a result of the $1.05 Raise.

NOTE 17 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2013.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 18 – SUBSEQUENT EVENTS

On October 21, 2013, the Company issued warrants to purchase up to 30,000 shares of common stock in a private placement transaction to a business consultant who will be assisting the Company in various product placement matters as partial consideration for services being rendered.  The per share exercise prices of the warrants will be determined based on the market price of the Company’s common stock if and when certain targets are met; the warrants are exercisable through October 21, 2018.

On October 28, 2013, the Company entered into a consulting agreement with Steeltown Consulting Group, LLC pursuant to which Steeltown will assist in evaluating various business and financial matters.  This agreement will terminate on January 31, 2014.  The Company issued 220,000 shares to Steeltown in a private placement as consideration for the services being rendered.

On November 13, 2013, the Company announced the pricing of a registered public offering of up to 2,250,000 shares of common stock at $0.75 per share and warrants to purchase up to 1,687,500 shares of common stock.  For every share of common stock purchased in the public offering, the investor will receive a warrant to purchase three-quarters (3/4) of a share of common stock.  The warrants have an exercise price of $1.00 per share and a term of exercise of five years from date of issuance.  The net proceeds from this public offering will be used to fund the Company’s working capital needs and other general corporate purposes.