Form 10-K
period 2013-12-31
Z TRIM HOLDINGS, INC
filed 2014-04-14
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                                                                                                         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

The aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $1.47 of the registrant’s most recently completed second quarter was:  $47,785,197.

The number of shares of our common stock outstanding as of April 15, 2014 was 39,734,854.

Documents Incorporated by Reference:  None.

Table of Contents

Page

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	37

Signatures	38
Exhibit Index	39
Certifications

Cautionary Note Regarding Forward-Looking Statements

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
- our substantial dependence on the manufacturing facility owned by our toll manufacturer;
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
- the effects of the 2015 expiration of the USDA patent we have employed in manufacturing our products;
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

We currently manufacture our products at a facility owned by our toll manufacturer, Aveka Nutra Processing LLC (“ANP”). Our original facility, which we phased out in the third quarter of 2013, was a prototype plant, the first of its kind to produce our innovative products.  In 2011, the Company and ANP entered into a tolling agreement, providing that ANP would build a facility capable of producing a minimum of 40,000 pounds per month of Z Trim ingredients and average volumes of 100,000 pounds per month, with the capability of scaling up to 1 million pounds per month.  In late 2012, the ANP facility began to make Z Trim products and, although we experienced various start-up difficulties and issues with the relationship, ANP is currently in the process of ramping up to achieve initial, contracted-for capacity; however, we cannot provide assurances that these production levels will continue or that issues may not affect production in the future.

In July 2012, the Company opened an industrial products division focusing on the manufacture, marketing and sales of products designed specifically for industrial applications, including oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  When used in industrial operations, we believe that Z Trim’s products can reduce costs, enhance supply-chain reliability, limit environmental impact, and improve finished product quality compared to current products such as guar gum, xanthan gum, CMC, lignosulfonates and starches used as binders, adhesives, viscofiers or emulsifiers.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Raw materials used in Z Trim® products are sourced principally in the United States.  Approximately 70% of our raw materials consist of corn bran and oat hulls, which are generally available from a variety of suppliers.  Our major suppliers include Agricor, Inc. and Hydrite Chemical. We seek to mitigate the risk of a shortage of raw materials through identification of alternative suppliers for the same or similar raw materials, where available. We have purchasing staff with extensive knowledge of our products that work with marketing, product research and development and quality control personnel to source raw materials for products and other items.

Dependence on a Few Major Customers

The Company’s customers are predominantly food manufacturers.  There were three significant customers who accounted for 36%, 24% and 5%, respectively, of total sales for the year ended December 31, 2013.  There were three significant customers who accounted for 36%, 24% and 9%, respectively, of total sales for the year ended December 31, 2012.

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

Through the process of development and commercialization of its technology, the Company has identified and sought patent protection for improvements to the manufacturing process, product applications and is currently developing several spin-off technologies.  On December 1, 2009, we were issued U.S. Patent No. 7,625,591 B2; such will expire in 2026 and will continue until this time subject to the payment of maintenance fees.  On July 27, 2010, we were issued U.S. Patent No. 7,763,301; such will expire in 2027 and will continue until that time subject to payment of maintenance fees.  These patents expand the raw material sources for the creation of Z Trim products as well as incorporate blends of ingredients combined with Z Trim.  In July 2012 the Company, jointly with the USDA, filed a provisional patent for its Bio-Fiber Gum line of products, seeking patent protection for the composition of matter, process for making, as well as applications for, its proprietary soluble fibers.

The Company continues to work with the USDA to expand its intellectual property portfolio; however, there can be no assurance that the Company will procure any additional intellectual property.

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

The Company spent $65,867 in 2013 and $134,705 in 2012 for research and development expense, and is still innovating toward developing value-added products to add to its core line.

Environmental Compliance

The Company does not face any material environmental compliance issues as a result of its manufacturing process, however there can be no assurances.

Employees

Presently, the Company employs 21 full-time employees.

Item 1A.                      Risk Factors.

Risks Relating to Our Business

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE PROFITABLE OPERATIONS IN THE FUTURE. ANY FAILURE ON OUR PART TO ACHIEVE PROFITABILITY MAY CAUSE US TO REDUCE OR EVENTUALLY CEASE OPERATIONS.

The Company incurred a net loss of $13,432,261 for the twelve months ended December 31, 2013, and had an accumulated deficit of $126,873,491.  The Company incurred a net loss of $9,583,756 for the twelve months ended December 31, 2012.

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

DUE TO OUR HISTORY OF LOSSES, OUR ACCOUNTANTS HAVE RAISED SUBSTANTIAL DOUBT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

As noted in our financial statements, we incurred a net loss of $13,432,261 for the year ended December 31, 2013 and had an accumulated deficit of $126,873,491.  We incurred a net loss of $9,583,756 for the year ended December 31, 2012.  Although we have generated revenue, we are still operating at a significant net loss, and may continue to incur significant losses for a period of time.  We will be required to obtain additional financing in order to repay existing contractual obligations coming due in 2014, and to continue to cover operating losses and working capital needs.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.

The audit report of M&K CPAS, PLLC for the fiscal year ended December 31, 2013 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

IF THE COMPANY DOES NOT OBTAIN ADDITIONAL FINANCING, IT WILL BE REQUIRED TO DISCONTINUE OPERATIONS.

As of December 31, 2013, the Company had cash in the amount of $443,472 and total liabilities in the amount of $699,937. We also had working capital of $805,195 as of December 31, 2013. Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  However, the Company still requires additional financing to implement its business plan for the next twelve months and beyond.  The Company’s current cash on hand is insufficient for it to be able to maintain its operations at the current level through the end of the fiscal 2014.  In order to continue to pursue its business plan, the Company will require additional funding. If the Company is not able to secure additional funding, the implementation of its business plan will be delayed and its ability to maintain or expand operations will be impaired. The Company intends to secure additional funding through debt or equity financing arrangements, increased sales generated by its operations and reduced expenses.

OUR ABILITY TO REPAY THE LOAN TO FORDHAM IS PREDICATED ON FUTURE SALES GROWTH AND GENERATING POSITIVE CASH FLOW FROM THE BUSINESS OR SECURING OTHER FINANCING

On March 24, 2014, Fordham Capital Partners, LLC extended a $500,000 revolving loan to the Company.    The Note requires monthly payments of principal of $10,417 plus interest, commencing on April 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Note and all accrued and unpaid interest on March 24, 2015.  The amount of revenues generated by the business has been insufficient to support ongoing daily operations.  Previously, we had to rely on new equity or debt financing in order to satisfy other financing incurred by the Company.  There are no assurances that the Company will grow sales sufficiently to generate the requisite positive cash flow or secure additional debt or equity financing in order to satisfy  the Fordham loan without the liquidation of the assets securing the credit.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE OF OUR PRODUCTS. WE MAKE NO PROJECTIONS REGARDING THE VIABILITY OF OUR FUNCTIONAL FOOD INGREDIENTS AND WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE ANY PARTICULAR RESULTS.

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

OUR MANUFACTURING FACILITY IS CURRENTLY OPERATING AT A LOSS.

Our original manufacturing facility was merely a pilot plant and our second facility, owned an operated by our toll manufacturer, is still ramping up.  In order to fully implement our business plans we will need to successfully ramp up production at our second facility, move the operations to larger facilities, develop strategic partnerships or find other means to produce greater volumes of finished product, and we cannot assure that we will be able to do so or to achieve positive gross margins and profitable operations.

WE HAVE LAUNCHED A NEW INDUSTRIAL PRODUCTS DIVISION IN WHICH WE HAVE NO PRIOR EXPERIENCE.

The new industrial products division will focus on the manufacture, marketing and sale of products designed for industrial applications, such as oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  We have no prior experience in the manufacturing, marketing or sale of industrial products.  We may not be successful in these activities and may never generate significant revenues or profitability from our industrial products division.

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

Our revenues primarily are and are expected to continue to be derived from the sale of functional ingredients made from dietary fiber that we manufacture at ANP’s facility in Iowa.  Our operations may be subject to significant interruption if the ANP facility experiences a major accident or is damaged by severe weather or other natural disasters.  In addition, the ANP operation may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above; in addition, we may not be able to renew this insurance on commercially reasonable terms or at all.

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

We license or hold several patents as well as copyrights and trademarks with respect to our products and expect to continue to file applications in the future as a means of protecting our intellectual property. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection.  Some of the technology employed by Z Trim in its products is licensed to the Company by the USDA. The USDA patent expires 2015 and we will therefore lose our patent protection with respect to that patent at that time. Although the Company has additional process patents on file and, in 2012, jointly with the USDA, filed a provisional patent for an insoluble fiber product, there can be no assurance that new patents will in fact be issued or that they will provide effective protection.  In addition, we recently received two other patents in our own name:  Patent Nos. 7,763,301 and 7,625,591.

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

THE PATENT FOR THE TECHNOLOGY WE CURRENTLY EMPLOY TO MANUFACTURE OUR PRODUCTS EXPIRES IN 2015.

The patent for the technology we employ in manufacturing our products is licensed to us by the USDA.  The USDA patent expires in 2015 and we will therefore lose our patent protection with respect to that patent at that time, which will provide new opportunities to our competitors and significantly reduce barriers to entry.  Although we have additional process patents on file and in 2012, jointly with the USDA, filed a provisional patent for an insoluble fiber product, there can be no assurance that new patents will in fact be issued or that they will provide effective protection.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports.  We have identified material weaknesses in these controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In our annual evaluation of the effectiveness of our internal control over financial reporting conducted by management as required by the Sarbanes-Oxley Act of 2002, at December 31, 2013, we identified material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2013, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures,” herein.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Since our common stock is currently traded on the OTC Markets Group’s OTCQB electronic quotation system (the “OTCQB”), investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.  The OTCQB generally provides less liquidity than stock exchanges like NYSE or NASDAQ.  Stocks trading on the OTC markets may be very thinly traded and highly volatile.  Therefore, holders of the Company’s common stock may be unable to sell their shares at any price, whether or not such shares have been registered for resale.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common shares, significant sales of our common shares, or the expectation of these sales, could cause our share price to fall.

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

THE FLUCTUATION IN OUR STOCK PRICE MAY RESULT IN A DECLINE IN, OR THE LOSS OF, THE VALUE OF YOUR INVESTMENT.

The price of our common stock has fluctuated widely in the past, and may continue to do so.   In 2013 our stock had high and low bid prices of $2.70 and $0.52, respectively. In 2012, our common stock had high and low bid prices of $3.50 and $0.07 per share, respectively.  This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:
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

EXERCISES OF STOCK OPTIONS, WARRANTS AND OTHER CONVERTIBLE SECURIIES WILL DILUTE YOUR PERCENTAGE OF OWNERSHIP AND COULD CAUSE OUR STOCK PRICE TO FALL.

As of April 15, 2014, we had outstanding stock options to purchase 11,238,062 shares of common stock and outstanding warrants to purchase 16,688,265 shares of our common stock, at prices ranging from $1.50 to $0.01 per share.  Additionally, we have reserved up to a total of 18,000,000 shares (inclusive of the 11,238,062 outstanding stock options) to be issued pursuant to equity awards under our Incentive Compensation Plan. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

Brightline Ventures I, LLC (“Brightline I”) Brightline Ventures I-B, LLC (“Brightline I-B”) and Brightline Ventures I-C, LLC ((“Brightline I-C”), and collectively with Brightline I and Brightline I-B, “Brightline”) beneficially own approximately 61.1% of our common stock. As a result, Brightline has a significant influence in determining the outcome of all corporate transactions or other matters which require approve of our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets, the power to elect directors to the board of directors, and also the power to prevent or cause a change in control.  Brightline may prevent or frustrate attempts to effect a transaction or series of transactions that is or are in the best interest of the Company or minority stockholders. The interests of Brightline may differ from the interests of the other stockholders.  In addition, this concentration of ownership may delay or prevent a change in our control, even when a change in control may be in the best interest of the Company or the other stockholders, and might affect the market price of our common stock. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

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

ITEM 1B.                      Unresolved Staff Comments.

None.

ITEM 2.                      Properties.

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $21,361 per month, including property taxes, pursuant to a cancelable operating lease.  The current lease term is through May 14, 2014. On March 14, 2014 the Company entered into an amendment to the original lease agreement for office space located in Mundelein, Illinois.  The amendment extended the term of the lease to May 14, 2015 upon the same terms and conditions contained in the lease as amended.

ITEM 3.  LEGAL PROCEEDINGS.

In July 2007, the Company was sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, the Company has conservatively allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this proceeding.

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  As of December 31, 2011, the Company accrued as a settlement loss, the $62,500 paid to Process Piping, LLC on March 6, 2012 in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim.  In the fourth quarter of 2013, the parties settled all outstanding matters and the case has subsequently been dismissed. As part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of these actions will not have a material adverse effect on the financial statements of the Company.  However, an adverse outcome in either of these actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

In addition to the above actions, in the first quarter of 2013, the Company settled a dispute with one of its investors related to the anti-dilution adjustment provisions to the exercise price of certain warrants it holds.  As part of the settlement agreement and release, the Company issued the investor 875,000 shares of restricted stock, and also agreed to modify terms of certain of the warrants at issue to provide for a cashless exercise feature.  The parties also agreed to release certain claims against each other related to this dispute.  At December 31, 2012, the Company recorded a common stock payable and settlement loss in the amount of $1,881,250.

ITEM 4.                      Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 6, 2010 the Company’s common stock has been quoted on the “OTCQB” electronic quotation system.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB.  Where such information is not available, the high and low closing bid quotations as reported by the OTCQB has been provided.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2013
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2013	$2.85	$1.60
June 30, 2013	$2.00	$1.23
September 30, 2013	$1.65	$0.95
December 31, 2013	$1.24	$0.52

Fiscal Year Ended December 31, 2012
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2012	$1.00	$0.42
June 30, 2012	$1.00	$0.07
September 30, 2012	$3.20	$0.90
December 31, 2012	$3.50	$1.50

Holders

As of March 31, 2014, there were approximately 3,792 record holders of the common stock.  This number does not include shareholders whose shares are held in securities position listings.

Dividends

To date, we have not declared or paid cash dividends on our shares of Common Stock.  We do not anticipate paying cash dividends to the holders of Common Stock at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding grants under the Company’s equity compensation plan as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	9,583,762	$1.17	8,416,238
Equity compensation plans not approved by stockholders	-	-	-
Total	9,583,762	$1.17	8,416,238

(1)  All options or shares relate to the Company’s Incentive Compensation Plan, which was approved by stockholders in 2012.

Issuer Purchases of Equity Securities

To date, the Company has never repurchased any shares of its Common Stock.

Recent Issuances of Unregistered Securities

On October 28, 2013, the Company entered into a Consulting Agreement with Steeltown Consulting Group, LLC, pursuant to which Steeltown will assist in evaluating various business and financial matters.  The Company issued 220,000 restricted shares of common stock as consideration for the services being rendered in this agreement.  This agreement was scheduled to terminate on January 31, 2014.  On December 3, 2013, the Company and Steeltown entered into a new Consulting Agreement (which replaces the agreement dated October 28, 2013) in which both the Company and Steeltown substantially agreed to the same services being rendered as the previous agreement.  The Company issued 550,000 shares of restricted common stock as consideration for the services being rendered under this new agreement.  This agreement will terminate on January 31, 2015.

ITEM 6.                      Selected Financial Data.

Not Applicable.

ITEM 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 1A, “Risk Factors,” in Part I of this report and in “‘Cautionary Statement Regarding Forward Looking Statements” of this report.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” in Part II of this report.

Recent Developments Affecting the Company

Sales and Manufacturing

Sales for fiscal 2013 were up 12.1% over fiscal 2012 as a result of additional sales demand.

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

The Cashless Exercise Program resulted in 7,172,751 of the $1.50 Warrants being converted into 3,227,742 shares of common stock (including 5,718,750 $1.50 Warrants that were converted by Brightline Ventures I, LLC into 2,573,438 shares of Common Stock).  As a result of the Cashless Exercise Program, the Company recognized a loss on equity modification of $990,656—the difference in value between the $1.50 Warrants exercised and the common stock issued—for the three months ended September 30, 2013.

As a result of the August 20, 2013 transaction with Brightline Ventures I, pursuant to the anti-dilution provisions contained in the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program, the Company reduced the exercise price of the remaining warrants to $1.25 per share and adjusted the number of shares issuable upon the exercise of those warrants such that for every five warrants owned, each remaining holder of $1.50 Warrants received one additional warrant with an exercise price of $1.25 per share.  Thus, the Company issued an additional 2,376,009 warrants at an exercise price of $1.25 per share to the holders of the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program.

On September 18, 2013, the Company entered into a private placement subscription agreement with Brightline Ventures I-C pursuant to which it sold 468,571 shares of common stock at a price of $1.05 per share, along with warrants to purchase 234,286 shares of common stock at an exercise price of $1.50 per share (the “$1.05 Raise”), and received gross proceeds of $492,000.  The waiver indicated above was effective for the $1.05 Raise; therefore, no additional warrants were issued and no exercise price adjustments were made pursuant to anti-dilution and ratchet provisions as a result of the $1.05 Raise.

Public Offering

On November 18, 2013, the Company completed a public offering of 1,866,667 shares of common stock at $0.75 per share and warrants to purchase up to 1,400,000 shares of common stock.  For every share of common stock purchased in the public offering, the investor received a warrant to purchase three-quarters (3/4) of a share of common stock.  The warrants have an exercise price of $1.00 per share and a term of exercise of five years from date of issuance.  The Company realized net proceeds from this public offering of $1,210,165.  These funds will be used to finance the Company’s working capital needs and other general corporate purposes.

Conversion of Preferred Stock to Common Stock

In March 2013, Brightline Ventures I converted all outstanding Series II Preferred Stock plus accrued dividends into 3,859,697 shares of the Company’s Common Stock.   Following the above conversions, all outstanding shares of Series II Preferred Stock have been converted and none remain outstanding.

On August 13, 2012, the Company entered into an agreement with Brightline Ventures I pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Preferred Stock into 7,721,988 shares of the Company’s Common Stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group, LLC.  In consideration for the foregoing conversion of Preferred Stock by Brightline Ventures I on or before their respective maturity dates, the Company modified the following warrants held by Brightline Ventures I to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline Ventures I in transactions where Brightline Ventures I acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline Ventures I in other transactions where Brightline Ventures I provided financing to the Company. Prior to December 31, 2012, all Series I Preferred shares held by Brightline Ventures I were converted to common shares consistent with the amendment. The remaining Series II Preferred shares held of 665,339 shares and $3,326,697 was reclassified to permanent equity based on the removal of the redemption feature associated with the preferred stock. The value reclassified was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock have also been reclassified to Stockholders’ Equity.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

In the third quarter of 2012, Brightline Ventures I converted $1,634,400 (including accrued dividends) of Series I Preferred Stock into 1,634,400 shares of Common Stock, and Morris Garfinkle, a director of the Company, converted $34,800 (including accrued dividends) of Series I Preferred Stock into 34,800 shares of the Company’s Common Stock.

In addition, during the fourth quarter of 2012, Brightline Ventures I converted $3,465,100 (including accrued dividends) of Series I Preferred Stock into 3,465,100 shares of Common Stock.  Further, the non-executive directors of the Company, Morris Garfinkle, Mark Hershhorn, Brian Israel and Ed Smith, each converted $17,403 shares of Series I Preferred Stock (including accrued dividends) into 17,403 shares of Common Stock, which resulted in issuing an aggregate of 69,612 shares to those individuals, and another investor converted $290,000 (including accrued dividends) of the Series I Preferred Stock into 290,000 shares of Common Stock.

Following the above conversions, all outstanding shares of Series I Preferred Stock have been converted and none remain outstanding.

In the first and second quarters of 2012, Brightline Ventures I converted $1,420,000 in principal balance on notes it held, plus $238,979 of interest accrued thereon into 1,658,979 shares of the Company’s Common Stock.

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

Equity Issued in Connection with Advisory Agreements

On January 23, 2013, we entered into an agreement with Maxim, pursuant to which Maxim agreed to act as the Company’s lead or managing placement agent in connection with a potential offering of common equity of the Company up to $20 million.  This agreement expired on May 30, 2013.

On June 24, 2013, an amendment to the above agreement was executed by the Company and Maxim, whereas, in exchange for Maxim’s services, we agreed to pay Maxim a cash placement fee equal to 6.6% of the gross proceeds of any such offering, as well as to reimburse its expenses in the offering up to $100,000.  In addition, we agreed to issue to Maxim warrants exercisable for a number of shares of common stock equal to 5% of the aggregate number of shares sold in any offering specified in the agreement (excluding any shares of common stock issuable upon exercise of any warrants included in such offering).  At the closing of the public offering on November 18, 2013 the Company and Maxim agreed to compensation for Maxim of the 6.6% placement fee and a 2% (of gross proceeds) expense allowance adjusted for certain expenses incurred.  The total fees paid to Maxim as a result of the public offering were $95,900.

On October 21, 2013, the Company issued warrants to purchase up to 30,000 shares of common stock in a private placement transaction to a business consultant who will be assisting the Company in various product placement matters.  The per share exercise prices of those warrants will be determined based on the market price of the Common Stock if and when certain sales targets are met; the warrants are exercisable through October 21, 2018.  In addition, on October 28, 2013, the Company issued 220,000 shares of restricted stock in a private placement transaction to a business-consulting firm that will be assisting the Company in evaluating various business and financial matters.  Then again on December 3, 2013, the Company issued another 550,000 shares of restricted stock to the same business consultant as compensation for assisting the Company in evaluating various business and financial matte

On February 17, 2012, we entered into an Investment Banking Agreement (“Investment Banking Agreement”) with Legend Securities, Inc. (“Legend”), pursuant to which Legend agreed to provide business advisory services to us for a period of up to eighteen months with our ability to further extend the term of the Investment Banking Agreement for an additional six months.

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

Issuances of Common Stock

During the first nine months of 2012, we entered into various private placement subscription agreements with Brightline Ventures I-B, pursuant to which we sold an aggregate of 1,985,488 shares of Common Stock, for a price of $1.50 per share, and received aggregate gross proceeds of $2,978,172.

During the fourth quarter of 2012, we entered into private placement subscription agreements with several accredited investors, pursuant to which we sold an aggregate of 360,780 shares of Common Stock, for a price of $2.25 per share, and received aggregate gross proceeds of $811,756.

FINRA Inquiry

On October 1, 2013, the Office of Fraud Detection and Market Intelligence of the Financial Industry Regulatory Authority (“FINRA”) informed the Company that it had concluded its review of the trading activity in the Company’s common stock surrounding the Company’s January 22, 2013 announcement of the joint development agreement with Newpark Drilling Fluids LLC to develop new, environmentally-friendly drilling fluids that incorporate Z Trim's proprietary industrial materials, and referred their findings to the SEC.  The SEC has not contacted the Company with respect to this matter.

Results of Operations

Revenues

Revenue for the year ended December 31, 2013 was $1,429,419, as compared to revenue of $1,274,649 for the year ended December 31, 2012, an increase of 12.1%.  Our revenue for both years was entirely attributable to product sales.  The increase in sales was due to increased demand for our products.  We are in the process of improving our production process so we can meet increasing demand for our products.  In making changes to our production process, we have worked with industry specialists to improve our separation technology, as well as with scientists from the Aveka Group, to assist in finding ways to improve our capacity and reduce our costs.  We can provide no assurance that increased demand for our products will be sustained or that we will be successful in implementing changes to our production process to improve our capacity and reduce costs.

Our revenues, by quarter, for 2013, were as follows:

Quarter                                    Revenues
Q1                             $363,831
Q2                             $382,126
Q3                             $296,286
Q4                             $387,176

Cost of Revenues

Cost of revenues for products sold for the year ended December 31, 2013 and 2012 was $3,600,115 and $2,609,892, respectively, an increase of $990,223 or 37.9%.  The increase in costs of revenues was primarily attributable to an increase in overhead costs and the recognition of an inventory valuation reserve of $742,168 for slow moving inventory within the industrial products division.  The increase in overhead costs was a result of manufacturing finished product in our facility prior to the end of the third quarter 2013.  Since this time, all production has been moved to the ANP facility where we anticipate lower costs as a result of improvements in the production process and increasing production volume.  We believe that this will enable us to allocate our fixed costs over a greater number of finished goods and help reduce the costs of revenues in the future to improve margins.  As we ramp-up production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the year ended December 31, 2013 was $2,170,696, or approximately 152% of revenues, as compared to a gross loss of $1,335,243, or approximately 105% of revenues for the year ended December 31, 2012.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Total operating expenses for the year ended December 31, 2013 increased by $1,772,353, or 37.7%, to $6,480,031 from $4,707,678 for the year ended December 31, 2012. The increase in operating expenses was primarily due to increases in stock-based compensation expense of $770,529 (non-cash), stock promotion of $569,800 relating to the value of the restricted stock issued to a business consulting firm during the fourth quarter (non-cash), and legal fees expense of $365,588 due to work related to capital raising activities.

The significant components of selling, general and administrative expenses in the years indicated were as follows:

	Year Ended December 31,
	2013	2012
Stock based compensation expenses	$2,318,355	$1,547,826
Salary expenses	1,259,796	1,138,297
Professional fees	663,108	282,064
Non-manufacturing depreciation expenses	3,947	23,978
Employment recruiting expenses	1,084	16,047
Investor relation expense	208,153	355,173

	$4,454,443	$3,363,385

The increase in stock-based compensation expenses was the result of an increase in market price for our stock on the dates issued.  In 2013, professional fees increased as a result of capital raising activities offset by a decrease in investor relations expense due to less stock-based compensation given to our investor relations consultants.

Operating Loss

Operating loss for the year ended December 31, 2013 increased to $8,650,727 compared to $6,042,921 for the year ended December 31, 2012 due to the reasons described above.

Other Expense

Other expense was $4,781,534 for the year ended December 31, 2013 as compared to $3,540,835 for the year ended December 31, 2012.  The increased expense for 2013 was primarily due to the recognition of $5,780,457 of expense relating to the modification of warrants in connection with the warrant exercise program discussed above offset by a gain on derviative of $966,736 in the derivative liability as a result of the decrease in the valuation of our derivative securities during the year and the recognition in 2012 of aggregate settlement losses of $2,005,218 with a former provider of investment services and a former employee.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $13,432,261 for the year ended December 31, 2013, or $0.41 per share, compared to $9,583,756 for the year ended December 31, 2012, or $0.53 per share.

After inclusion of charges for preferred dividends payable, the Company incurred a net loss attributable to common stockholders of $13,488,405 for the year ended December 31, 2013, or $0.41 per share.  For the year ended December 31, 2012, after inclusion of charges for preferred dividends payable and accretion of discount on preferred stock, the Company incurred a net loss attributable to common stockholders of $13,852,208, or $0.76 per share.

The decrease in the basic and diluted net loss per share for the year ended December 31, 2013, as compared to the year ended December 31, 2012 was due to the effect of the results described above as well as the offset of additional shares outstanding in 2013 due to the conversion of preferred stock, warrants and options into shares of common stock and the sales of common stock.

Liquidity and Capital Resources

As of December 31, 2013, we had a cash balance of $443,472, a decrease from a balance of $644,804 at December 31, 2012.  At December 31, 2013, we had working capital of $805,195, an improvement from the working capital deficit of $7,013,791 as of December 31, 2012.  The difference in working capital was primarily because of an increase in inventory and a decrease in the derivative liability resulting from the conversion of derivative securities into common stock during fiscal 2013.  As of April 4, 2014, we had a cash balance of $80,275.

On March 24, 2014, Fordham Capital Partners, LLC (“Fordham”) extended a $500,000 revolving loan (the “Equipment Loan”) to Z Trim Holdings, Inc. (the “Company”) evidenced by an Equipment Revolving Note (the “Note”) issued by the Company to Fordham.  The Note requires monthly payments of principal of $10,416.66 plus interest, commencing on April 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Note is calculated at a fixed rate of 20% per annum.  If the Note may be prepaid in full at any time; provided that if the Company prepays the Note prior to September 24, 2014 (such six-month period, the “Guaranteed Interest Period”), it must pay a prepayment penalty equal to the amount by which (i) the aggregate interest that Fordham would have received on the Note during the Guaranteed Interest Period had there been no prepayment exceeds (ii) the aggregate interest paid by the Company prior to the date of prepayment.

Pursuant to the Security Agreement, dated March 24, 2014, between the Company and Fordham (the “Security Agreement”), the Equipment Loan is secured by all of the Company’s equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting the Company from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.

Additionally, pursuant to the Factoring Agreement, dated March 24, 2014, between the Company and Fordham, Fordham may purchase any Accounts of the Company (the “Factoring Agreement”).  To secure payment and performance of the Company’s liabilities and obligations to Fordham, including obligations under the Factoring Agreement, the Company granted Fordham a security interest in all of the Company’s (i) Accounts, (ii) Inventory, (iii) Chattel Paper, Deposit Accounts, Documents, Equipment, Financial Assets, Fixtures, General Intangibles, Instruments, Investment Property, Letter-of-Credit Rights, Securities, Software and Supporting Obligations, (iv) books and records of Seller which relate to Accounts, (v) all amounts owing to the Company under the Factoring Agreement, and (vi) Proceeds of the foregoing.  The Factoring Agreement terminates at any time that the Equipment Loan is paid in full.

Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities.  During 2013, the Company raised a total of $2,172,165 in net proceeds from the sale of common stock, $77,734 from the exercise of stock options, and $2,489,846 from the exercise of warrants.  In 2012, the Company raised a total of $3,789,928 in proceeds from the sale of common stock, $9,526 from the exercise of stock options, $304,225 from the exercise of warrants and $200,000 from the sale and issuance of convertible notes.  In addition, the Company is exploring additional equity and debt funding however, there can be no assurance that the Company will be successful in raising all of the additional funding that it is seeking or that such amount will be sufficient for its needs.

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

Under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit was only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, Aveka Inc.  As of December 31, 2013, all $500,000 to ANP under the line of credit is outstanding.  This extension of credit to ANP had a material adverse impact on the Company’s cash resources, which has required the Company to seek additional capital resources to fund its operations.  ANP, in April of 2014, has begun repaying the line of credit at a rate of $5,000 per month.

Certain of the Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008, 2009 and 2010 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.  Our derivative liabilities decreased to $95,049 at December 31, 2013 from $8,025,381 at December 31, 2012. The change in derivative fair value during the year ended December 31, 2013 resulted in other income of $2,480,892.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $201,332 net decrease in cash during the year ended December 31, 2013 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2013	2012
Cash used in operating activities	$(4,941,827)	$(4,081,948)
Cash provided by investing activities	750	110,000
Cash provided by financing activities	4,739,745	4,303,679

(Decrease) Increase in cash	$(201,332)	$331,731

Net cash used by operating activities increased by $859,879, or 21%, to $4,941,827 for the year ended December 31, 2013, as compared to $4,081,948 for the year ended December 31, 2012.    This increase was attributable to the increase of $3,848,505 in the net loss for the year and an increase in the change in the derivative liability of $2,480,892 offset by an increase in stock-based compensation of $770,529 and the recognition of the loss on equity modification of $5,780,457.

Net cash provided by investing activities was $750 for the year ended December 31, 2013 as compared to $110,000 for the year ended December 31, 2012. During both 2013 and 2012, cash provided by investing activities was a result of proceeds received from the sales of equipment.

Net cash provided by financing activities was $4,739,745 for the year ended December 31, 2013, as compared to $4,303,679 for the year ended December 31, 2012.  Net cash provided by financing activities for the year ended December 31, 2013 included $2,172,165 from the sale of common stock, $77,734 from the exercise of stock options and $2,489,846 from the exercise of warrants. Net cash provided by financing activities for the year ended December 31, 2012 included proceeds of $3,789,928 from the sale of common stock, $304,225 in proceeds from the exercise of warrants and $200,000 in proceeds from the sale of convertible notes.

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of December 31, 2013, all $500,000 to ANP under the line of credit is outstanding.  ANP, in April of 2014, has begun repaying the line of credit at a rate of $5,000 per month.

Debt instruments and preferred stock.  As of December 31, 2013, no shares of Series I and Series II Preferred Stock and no convertible notes remained outstanding.  See “Recent Developments Affecting the Company – Funding Initiatives” above.

On March 24, 2014, Fordham Capital Partners, LLC (“Fordham”) extended a $500,000 revolving loan (the “Equipment Loan”) to Z Trim Holdings, Inc. (the “Company”) evidenced by an Equipment Revolving Note (the “Note”) issued by the Company to Fordham.  The Note requires monthly payments of principal of $10,416.66 plus interest, commencing on April 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Note is calculated at a fixed rate of 20% per annum.  If the Note may be prepaid in full at any time; provided that if the Company prepays the Note prior to September 24, 2014 (such six-month period, the “Guaranteed Interest Period”), it must pay a prepayment penalty equal to the amount by which (i) the aggregate interest that Fordham would have received on the Note during the Guaranteed Interest Period had there been no prepayment exceeds (ii) the aggregate interest paid by the Company prior to the date of prepayment.

Capital expenditures.  At December 31, 2013, the Company had no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined production and office facility located in Mundelein, Illinois.  The lease was renewed in the first quarter of 2012 and expires in May 2014; monthly rental payments are $21,361, inclusive of property taxes.  On March 14, 2014 the Company entered into an amendment to the original lease agreement for office space located in Mundelein, Illinois.  The amendment extended the term of the lease to May 14, 2015 upon the same terms and conditions contained in the lease as amended.

Litigation.  In July 2007, the Company was sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, the Company has conservatively allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this proceeding.

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim.  In the fourth quarter of 2013, the parties settled all outstanding matters and the case has subsequently been dismissed. As part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Going Concern

As of the date of our most recent audit, which included the fiscal year ended December 31, 2013, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Critical Accounting Policies

The Financial Statements and related notes contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are generally based on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates.

The Company’s significant accounting policies are described in Note 3 to the Financial Statements.

The Company considers the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the company’s financial statements and the uncertainties that could impact the company’s financial position, results of operations and cash flows.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at December 31, 2013 and 2012 was $95,049 and $8,025,381, respectively, and the gain due to valuation for the twelve months ended December 31, 2013 was $966,736 as compared to an expense of $1,514,156 at December 31, 2012.

Stock-Based Compensation - The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $2,318,355 and $1,547,826 for the year ended December 31, 2013 and 2012, respectively.

New Accounting Pronouncements

See Note 1 in Notes to Financial Statements regarding recent accounting pronouncements.

ITEM 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8.                      Financial Statements and Supplementary Data.

See the F-Pages contained herein, which include our audited financial statements and are incorporated by reference in this Item 8.

ITEM 9.                      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined~~)~~ in Exchange Act Rules 13a – 15(e) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Annual Report.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.
As of December 31, 2013, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.   Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2013, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2013.

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
Steven J. Cohen, 57 Director since 2006
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

Morris Garfinkle, 65 Director since 2009
Mr. Garfinkle presently serves as Chairman of the Audit Committee.  Mr. Garfinkle is the Founder, President and CEO of GCW Consulting, a consulting firm based out of Arlington, Virginia, and has operated as such since 2001.  He received his Juris Doctor from Georgetown University and his B.S. in Economics (Cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania.  Mr. Garfinkle has over 35 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising.  His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others.  He also served on the Board of Directors of HMSHost from 2000 - 2006. The Company believes that Mr. Garfinkle’ s financial, business and legal expertise, combined with his experience as an executive and director of other companies, as well as his years of experience providing strategic advisory services, qualifies him to serve as a member of the Board and an effective member of Audit Committee, of which he is the Chairman.

Name and Age	Principal Occupation, Business Experience and Education
Brian S. Israel, 55 Director since 2007
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

- November 2012-present:  President – Illinois Jump$tart Coalition for Personal Financial Literacy, a non-profit organization working to enhance the financial capabilities of young people; Board Member from June 2011-present.
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
Mark Hershhorn, 63 Director since 2007
Mr. Hershhorn has a background in the marketing and operations of nutrition systems, food industry marketing and transactional television. From 1998 to present, he has served as President and co-owner of CKS & Associates Management LLC; President and CEO of CKS & Associates; CEO of Midwest Real Estate Investment LLC; General Partner of New Horizons West LLP, and CEO of New Horizons Real Estate Holdings LLC.  During much of the 1990’s, Mark served as President, CEO and director of National Media Corporation (NYSE-NMC) and as Chairman of the company’s international subsidiary, Quantum International Ltd.  Prior to that, Mark served as Senior Vice President of food operations and joint ventures for Nutri/System, Inc.  During the 1980’s, Mark was Chief Financial Officer, Treasurer, Vice President and director of the Franklin Mint.  Mark has also held positions with companies such as Price-Waterhouse, Pfizer Diagnostics, and Wallace and Wampole Laboratories.  Mark received his BS Degree in Economics from Rutgers University and an MBA from the Wharton School of Finance, University of Pennsylvania. We believe that Mr. Hershhorn’ s past experience as CEO of publicly traded companies, as well as in the management of a food company, brings valuable insight to the Board’s strategic planning.

Edward Smith III, 38 Director since 2009
Mr. Smith is Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. BCM is the investment manager of Brightline Ventures I, LLC, Brightline Ventures I-B, LLC and Brightline Ventures I-C, LLC (collectively, “Brightline Ventures”) and Brightline Capital Partners, LP. Prior to founding BCM, Mr. Smith worked at Gracie Capital, GTCR Golder Rauner and Credit Suisse First Boston.  Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School. He is currently a Director of Heat Biologics, Inc. (Nasdaq:HTBX), a North Carolina based company focused on the development of novel therapeutics to prime the immune system against a variety of disorders. We believe that, as a result of his past experience, including managing an investment fund, and his many contacts in the food industry, Mr. Smith adds valuable managerial experience on the Board and an understanding of investor expectations, both of which are important to the Board’s strategic planning and risk management responsibilities.

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
Brian Chaiken, 43 Chief Financial Officer since 2008
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

Section 16(a) Beneficial Ownership Reporting

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated there under, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the company.  Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2013 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2013, complied with all Section 16(a) filing requirements applicable to such individuals.

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

Selection Criteria for Directors

The Company’s Board of Directors established a Nominating Committee in 2008.  The related provisions set forth in the Bylaws serve as the charter for the Nominating Committee.  The Board Nominating Committee, composed of two directors of the Company, identifies candidates for director nominees through recommendations solicited from other directors, the Company’s executive officers, search firms or other advisors, shareholders pursuant to the procedures set forth below, and through such other methods as the independent directors deem to be helpful.  Based upon an evaluation of the candidates by the Board Nominating Committee, it recommends to the full Board candidates it has determined to be qualified for serving on the Board.  Effective in 2008, Brian Israel and Mark Hershhorn were appointed as members of the Nominating Committee, with Brian Israel serving as chairman.  During 2013, the Nominating Committee held 1 meeting.

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

While the Board does not have a separate formal diversity policy, it is the Company’s and the Board’s policy to identify qualified potential candidates without regard to any candidate’s race, color, disability, gender, national origin, religion or creed, and the Company seeks to ensure the fair representation of shareholder interests on the Board through the criteria set forth above. The Company, in selecting its directors, considers the potential to contribute to the diversity of viewpoints, backgrounds, or experiences of the Board as a whole.  The Board believes that the use of the Nominating Committee’s general criteria, along with non-discriminatory policies, will best result in a Board that shows diversity in many respects. The Board believes that it currently maintains that diversity

Audit Committee

The Audit Committee met four times in fiscal 2013.  The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants.  Among its other responsibilities, the Committee also is responsible for the receipt, retention and treatment of complaints received by the Company relating to accounting, internal accounting controls or auditing matters and confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  See also “Report of the Audit Committee.”

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

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned in the fiscal years ended December 31, 2013 and 2012 by our Chief Executive Officer and the most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal years ended December 31, 2013 and 2012 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(2)	Total ($)
Steven J. Cohen President and Chief Executive Officer	2013	150,000	301,155	451,155
	2012	150,000	129,410	279,410
Brian Chaiken Chief Financial Officer, Chief Legal Officer and Secretary	2013	136,000	237,021	373,021
	2012	136,000	119,455	255,455

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

(2) The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2013 and 2012 in accordance with applicable accounting standards.  In 2013, Steven Cohen received 288,000 options at a strike price of $1.67 that have an option expiration date of January 4, 2018.  In 2012, Steven Cohen received 343,980 options at a strike price of $0.65 that have an option expiration date of January 25, 2017.  In 2013, Brian Chaiken received 226,667 options at a strike price of $1.67 that have an option expiration date of January 4, 2018.  In 2012, Brian Chaiken received 317,520 options at a strike price of $0.65 that have an option expiration date of January 25, 2017.

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

In 2007, the Company entered into an employment agreement with Brian Chaiken setting forth the terms of his employment as Z Trim’s General Counsel and Vice President of Business Development.  Mr. Chaiken’ s employment under the employment agreement is at will.  If Mr. Chaiken is terminated for cause, Z Trim is not required to make any further payments to Mr. Chaiken other than with respect to obligations accrued on the date of termination.  If Z Trim terminates Mr. Chaiken without cause, Mr. Chaiken is entitled to receive a severance payment equal to his wages at the time he is terminated for a minimum of six months, with an additional two months for each year of completed service on a pro-rata basis, up to a maximum of two years.  Under Mr. Chaiken’ s employment agreement, a termination for a “cause” would occur if  Mr. Chaiken did any of the following: (i) committed or participated in an act of fraud, gross neglect, misrepresentation, embezzlement or dishonesty against the Company; (ii) committed or participated in any other injurious act or omission wantonly, willfully, recklessly or in a manner which was grossly negligent against the Company, monetarily or otherwise; (iii) engaged in a criminal enterprise involving moral turpitude; (iv) engaged in an act or acts constituting a felony under the laws of the United States or any state thereof or in any act or acts resulting in the loss of any state or federal license required for Mr. Chaiken to perform his material duties or responsibilities for the Company; or (v) Mr. Chaiken’ s breach of any provision of the employment agreement. Mr. Chaiken would also be provided with COBRA expenses for family health insurance for 9 months following his separation from Z Trim.

 Under Mr. Chaiken’ s employment agreement, Z Trim is also protected from competition by Mr. Chaiken after his employment with Z Trim would cease. Upon termination, Mr. Chaiken agrees to not interfere with the relationships between the suppliers, customers or agents of Z Trim for twelve months, and that he will not compete with Z Trim over the same period in any target market in which it engages in or may engage in the future.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
December 31, 2013

The following table contains information regarding outstanding equity awards held at December 31, 2013, by the named executive officers.

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Steven Cohen	288,000	1.67	1/4/18
	343,980	0.65	1/25/17
	245,700	1.11	1/7/16
	315,000	1.10	5/10/15
	210,000	1.60	1/19/15
Brian Chaiken	226,667	1.67	1/4/18
	317,520	0.65	1/25/17
	245,700	1.01	1/7/16
	315,000	1.01	5/10/15
	210,000	1.45	1/19/15

OPTION EXERCISES AND STOCK VESTED
2013

There were no Z Trim stock options that were exercised by the named executive officers in fiscal 2013. There were no outstanding awards of restricted stock in fiscal 2013.

2013 Directors’ Compensation

Employee directors do not receive any separate compensation for their activities on the board of directors.  Non-employee directors receive 28,736 shares of common stock as an annual retainer as well as a maximum 35% tax gross up not to exceed $10,000 per board member.

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

The following table provides compensation for non-employee directors who served during fiscal 2013:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Morris Garfinkle	10,000	50,000	0	60,000
Mark Hershhorn	10,000	50,000	0	60,000
Edward Smith	10,000	50,000	0	60,000
Brian Israel	10,000	50,000	0	60,000

(1)	Included in such fees is a 35% tax gross up paid to each director based on the then-current fair market value of the shares of common stock issued as additional compensation.

(2)
Each director received 28,736 shares of common stock on January 1, 2013.  The amounts in the table reflect the grant date fair value of stock awards to the named directors in accordance with Accounting Standards Codification Topic 718, which was $1.74 per share.  The ultimate values of the stock awards to the directors generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents certain information as of April 4, 2014, regarding the beneficial ownership of the Z Trim common stock held by each director or nominee for director, each executive officer appearing in the “Summary Compensation Table” included in “Executive Compensation” and all directors and executive officers as a group.  As of April 4, 2014, the Company had 39,734,854 shares of common stock outstanding.

Name and Address (1)	Shares Beneficially Owned (2)	Percentage of Shares Outstanding
Steven J. Cohen	1,631,483	3.9%
Mark Hershhorn	599,426	1.5%
Brian S. Israel	328,045	0.8%
Morris Garfinkle	818,877	2.1%
Edward Smith III	303,692 (3)	0.8%
Brian Chaiken	1,512,887	3.7%

All executive officers and directors as a group (6 persons)	5,194,410 (3)	12.1%

(1) The address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.
(2) The specified persons have sole voting and sole dispositive powers as to all shares, except as otherwise indicated.  The amounts include the following shares as to which the person has the right to acquire subject to stock options or warrants within sixty days of April 4, 2014: Mr. Cohen (16,631,480),  Mr. Israel (13,500), Mr. Smith (18,077) and Mr. Chaiken (1,512,887), and all current executive officers and directors as a group (3,175,944).

(3)  This figure excludes the 32,919,021 shares beneficially owned by Brightline Ventures I, LLC, which is described in the table below setting forth persons known to us to be owners of more than 5% of our common stock.  Mr. Smith is the Managing Partner of Brightline Capital Management, LLC, an investment management firm that serves as the investment manager of Brightline Ventures I, LLC, Brightline Ventures I-B, LLC and Brightline Ventures I-C, LLC.

The following table presents certain information as of April 4, 2014 regarding the beneficial ownership of the Z Trim common stock held by each known 5%-or-greater shareholder of Z Trim.

Name and Address	Shares Beneficially Owned (1)	Percentage of Shares Outstanding
Brightline Ventures I, LLC and Brightline Ventures I-B, LLC and Brightline Ventures I-C, LLC 1120 Avenue of the Americas, Suite 1505 New York, NY 10036	32,919,021	61.1%

(1)  Brightline Capital Management, LLC ("Brightline Capital"), together with Brightline Ventures I, LLC and Brightline Ventures I-B, LLC and Brightline Ventures I-C, LLC (collectively "Brightline Ventures"), Nick Khera and Edward B. Smith, III filed a report on Schedule 13D/A dated January 14, 2014, reporting shared voting power as to 32,919,021 shares of common stock and shared dispositive power as to 32,919,021 shares.  Messrs. Khera and Smith are the managing members of Brightline Capital, an investment management firm that serves as the investment manager of Brightline Ventures.  The amounts exclude Mr. Smith’s beneficial ownership of 303,692 shares set forth in the table above.

The above beneficial ownership information is based on data furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act. It is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.                      Certain Relationships and Related Transactions, and Director Independence.

Transactions with Brightline

Director Edward Smith III is a Managing Member of Brightline Ventures I, LLC and Brightline Ventures I-B, LLC and Brightline Ventures I-C, LLC (collectively, “Brightline”), which is the beneficial owner of 61.1% of the Company’s voting securities, as set forth in the Beneficial Ownership Table above.  In fiscal 2012, and subsequently, we engaged in several transactions with Brightline.

On March 18, 2011, we entered into a private placement subscription agreement with Brightline Ventures I pursuant to which we sold 332.6697 units, consisting of Preferred Stock and warrants, for an aggregate offering price of $3,326,697.  Each of the units (individually, a “Unit” and collectively, the “Units”) consists of 2,000 shares of Series II 8% Convertible Preferred Stock (“Series II Preferred Stock”) and one warrant (a “Warrant”) at an Original Issue Price of $10,000 per Unit.  The Series II Preferred Stock was issued with rights to: (i) a dividend which accrues cumulatively on a daily basis at the rate of 8% per annum of the Original Issue Price payable in shares of the Common Stock; (ii) conversion into such a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price, initially, $1.00; (iii) a liquidation preference equal to the sum of the Original Issue Price and an amount equal to 8% of the Original Issue Price for each 12 months that passed since the date of issuance of any of the Series II Preferred Stock; and (iv) mandatory redemption, by the Company, 24 months from the date of issuance of the Series II Preferred Stock at a redemption price equal to the Original Issue Price plus any accrued but unpaid dividends. The dividend component on liquidation and redemption is payable in shares of the Common Stock of the Company. Payment of the dividend, mandatory redemption and any provisions requiring payment on the Series II Preferred Stock are deferred until the 2008 Notes due in 2010 and the 2009 8% Senior Secured Convertible Notes due in 2011 and 2012 (the "2009 Notes")  are paid in full or until any such restrictions are waived. Such deferral, even if the maturity dates on the Notes are extended, will not constitute a default under the Series II Preferred Stock terms. The Series II Preferred Stock terms may be amended by the Company and the consent of the holders of the majority of the outstanding shares of Preferred Stock and such majority may also waive an adjustment to the Conversion Price.  The Series II Preferred Stock is convertible into a total of 3,326,697 shares of Common Stock, exclusive of the shares of Common Stock issuable in connection with the 8% dividend.

Brightline Ventures I also received one five-year Warrant as part of each Unit purchased, pursuant to which the holder may purchase 15,000 shares of Common Stock per Unit with an exercise price of $1.50 per share (“Warrants”). A total of 4,990,046 shares of Common Stock are issuable upon exercise of the Warrants.

We also entered into a registration rights agreement with Brightline Ventures I pursuant to which we agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock underlying the Series II Preferred Stock and Warrants.  In connection with the offering, Brightline Ventures I, as the holder of a majority of the warrants issued in connection with the Company’s 2009 Notes (the "2009 Warrants") waived any price adjustment with respect to the 2009 Warrants.  Brightline Ventures I also waived any price adjustment with respect to the warrants issued in connection with the Series I 8% Convertible Preferred Stock (the "Series I Preferred Stock Warrants") it purchased from the Company.  The Company obtained similar waivers from the other holders of the Series I Preferred Stock Warrants and the 2009 Warrants.

On January 15, 2012, the Company received notice from Brightline Ventures I electing to convert an aggregate principal balance of $1,300,000 on outstanding convertible notes, plus $208,000 of interest accrued thereon, into 1,508,000 shares of the Company’s Common Stock.  This is equivalent to a conversion price of $1.00 per share of Common Stock.  The shares issued in connection with foregoing conversion of convertible notes were on the same terms and conditions as offered to other non-affiliated debt holders.

On February 23, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 311,545 shares of common stock, for a price of $1.50 per share and received gross proceeds of $467,318.

On March 29, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B pursuant to which we sold 437,380 shares of common stock, for a price of $1.50 per share and received gross proceeds of $656,070.

On May 8, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 744,711 shares of common stock, for a price of $1.50 per share and received gross proceeds of $1,117,067.

On August 1, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 417,612 shares of common stock, for a price of $1.50 per share and received gross proceeds of $626,417.

On August 13, 2012, the Company entered into an agreement with Brightline Ventures I pursuant to which Brightline Ventures I agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Preferred Stock into 7,721,988 shares of the Company’s Common Stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group, LLC.  In consideration for the foregoing conversion of Preferred Stock by Brightline Ventures I on or before their respective maturity dates, the Company modified the following warrants held by Brightline Ventures I to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline Ventures I in transactions where Brightline Ventures I acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline Ventures I in other transactions where Brightline Ventures I provided financing to the Company. Prior to December 31, 2012, all Series I Preferred shares held by Brightline Ventures I were converted to common shares consistent with the amendment. The remaining Series II Preferred shares held of 665,339 shares and $3,326,697 was reclassified to permanent equity based on the removal of the redemption feature associated with the preferred stock. The value reclassified was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock have also been reclassified to Stockholders’ Equity.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

On September 10, 2012, we entered into a private placement subscription agreement with Brightline Ventures I-B, pursuant to which we sold 74,200 shares of common stock, for a price of $1.50 per share and received gross proceeds of $111,300.

In the third quarter of 2012, Brightline Ventures I converted $1,634,400 (including accrued dividends) of Series I Preferred Stock into 1,634,400 shares of Common Stock.

During the fourth quarter of 2012, Brightline Ventures I converted $3,465,100 (including accrued dividends) of Series I Preferred Stock into 3,465,100 shares of Common Stock.

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

During March 2013, Brightline Ventures I converted its outstanding Series II Preferred Stock (including accrued dividends) into 3,859,697 shares of Common Stock.

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

The Cashless Exercise Program resulted in 7,172,751 of the $1.50 Warrants being converted into 3,227,742 shares of common stock (including 5,718,750 $1.50 Warrants that were converted by Brightline Ventures I into 2,573,438 shares of Common Stock).  As a result of the Cashless Exercise Program, the Company recognized a loss on equity modification of $990,656—the difference in value between the $1.50 Warrants exercised and the common stock issued—for the three months ended September 30, 2013.

As a result of the August 20, 2013 transaction with Brightline Ventures I, pursuant to the anti-dilution provisions contained in the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program, the Company reduced the exercise price of the remaining warrants to $1.25 per share and adjusted the number of shares issuable upon the exercise of those warrants such that for every five warrants owned, each remaining holder of $1.50 Warrants received one additional warrant with an exercise price of $1.25 per share.  Thus, the Company issued an additional 2,376,009 warrants at an exercise price of $1.25 per share to the holders of the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program.

On September 18, 2013, the Company entered into a private placement subscription agreement with Brightline Ventures I-C pursuant to which it sold 468,571 shares of common stock at a price of $1.05 per share, along with warrants to purchase 234,286 shares of common stock at an exercise price of $1.50 per share (the “$1.05 Raise”), and received gross proceeds of $492,000.  The waiver indicated above was effective for the $1.05 Raise; therefore, no additional warrants were issued and no exercise price adjustments were made pursuant to anti-dilution and ratchet provisions as a result of the $1.05 Raise.

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

ITEM 14.                      Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by M&K CPAS, PLLC for professional services for the fiscal year ended December 31, 2013 and December 31, 2012, respectively:

Fee Category	2013	2012
Audit Fees	$66,200	$63,600
Audit-Related Fees	$18,650	-

TOTAL FEES	$84,850	$63,600

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting advisory services and accounting consultations in connection with financial accounting and reporting related matters.

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

There were no services in fiscal 2013 or 2012 that were not approved in advance by the Audit Committee under this policy.

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

Z TRIM HOLDINGS, INC.

By:	/s/ Steven J. Cohen	Date: April 14, 2014
Steven J. Cohen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven J. Cohen
Steven J. Cohen, Chief Executive Officer and Director (Principal Executive Officer)	Date: April 14, 2014

/s/ Brian Chaiken	Date: April 14, 2014
Brian Chaiken, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Hershhorn	Date: April 14, 2014
Mark Hershhorn, Director

/s/ Brian Israel	Date: April 14, 2014
Brian Israel, Director

/s/ Edward Smith III	Date: April 14, 2014
Edward Smith III, Director

/s/ Morris Garfinkle	Date: April 14, 2014
Morris Garfinkle, Director

Z TRIM HOLDINGS, INC.

EXHIBIT INDEX
TO
Form 10-K for Fiscal Year Ended December 31, 2013

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

4.1	Form of Amended and Restated Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated October 19, 2009 and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2009 and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated November 18, 2008 and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated September 3, 2008 and incorporated herein by reference).
4.5	Form of Amendment to the Warrant (filed as Exhibit 4.32 to the Company’s Form S-3 dated December 14, 2009 and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated June 24, 2008 and incorporated herein by reference).
4.7	Form of Warrant issued on February 9, 2009 for shares of Common Stock at $0.01 per share (filed as Exhibit 4.33 to the Company’s Form S-1 dated May 25, 2010 and incorporated herein by reference).
4.8	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated June 7, 2010 and incorporated herein by reference).
4.9	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 21, 2011 and incorporated herein by reference).
4.10	Form of Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).
4.11	Form of Equipment Revovling Note, dated March 24, 2014 (filed as Exhibit 10.1 to the Company's Form 8-K dated March 28, 2014 and incorporated herein by reference).
4.12	Form of Security Agreement , dated March 24, 2014 (filed as Exhibit 10.2 to the Company's Form 8-K dated March 28, 2014 and incorporated herein by reference).
4.13	Form of Factoring Agreement, dated March 24, 2014 (filed as Exhibit 10.3 to the Company's Form 8-K dated March 28, 2014 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

10.2	Investment Banking Agreement with Legend Securities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 17, 2012 and incorporated herein by reference).

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

10.5	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006 and incorporated herein by reference).*

10.6	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 14, 2008 and incorporated herein by reference).*

Exhibit Number	Description

10.7	Z Trim Holdings, Inc. Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 5, 2012, and incorporated herein by reference).*
14.1	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference)
23.1	Consent of M&K CPAS, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Z Trim Holdings, Inc.

We have audited the accompanying balance sheets of Z Trim Holdings, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have enough cash on hand to meet its current liabilities and has had reoccurring losses as of December 31, 2013. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC Houston, Texas April 11, 2014

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	12/31/13	12/31/12

Current Assets
Cash and cash equivalents	$443,472	$644,804
Accounts receivable	380,238	299,256
Inventory	544,535	469,302
Prepaid expenses and other assets	136,887	136,827

Total current assets	1,505,132	1,550,189

Long Term Assets
Note receivable	$550,650	$523,150
Other assets	11,892	11,892
Property and equipment, net	1,800,306	2,445,965

Total long term assets	2,362,848	2,981,007

TOTAL ASSETS	$3,867,980	$4,531,196

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

	12/31/13	12/31/12

Current Liabilities
Accounts payable	$374,566	$328,887
Accrued expenses and other	194,144	173,534
Accrued liquidated damages	36,178	36,178
Derivative liabilities	95,049	8,025,381
Total Current Liabilities	699,937	8,563,980

Total Liabilities	699,937	8,563,980

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 39,449,138 and 25,032,444 shares, December 31, 2013 and 2012, respectively	1,973	1,252
Convertible Preferred Stock Series II, $0.01 par value; authorized 1,000,000 shares, issued and outstanding 0 and 665,339 shares, December 31, 2013 and 2012, respectively	-	2,157,238
Common stock payable	-	2,358,107
Additional paid-in capital	130,039,561	104,891,849
Accumulated deficit	(126,873,491)	(113,441,230)

Total Stockholders' Equity (Deficit)	3,168,043	(4,032,784)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,867,980	$4,531,196

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2013	2012
REVENUES:
Products	$1,429,419	$1,274,649
Total revenues	1,429,419	1,274,649

COST OF REVENUES:
Products	2,857,947	2,609,892
Inventory valuation reserve	742,168	-
Total cost of revenues	3,600,115	2,609,892

GROSS MARGIN	(2,170,696)	(1,335,243)

OPERATING EXPENSES:
Selling, general and administrative	6,480,031	4,707,678
Total operating expenses	6,480,031	4,707,678

OPERATING LOSS	(8,650,727)	(6,042,921)

OTHER INCOME (EXPENSES):
Rental and other income	-	4,225
Interest income	27,558	23,411
Interest expense - other	(2,037)	(107)
Interest expense - note payable	-	(97,363)
Change in fair value - derivative	966,736	(1,514,156)
Gain (loss) on asset disposals, net	(1,334)	49,101
Loss on equity modification	(5,780,457)	-
Loss on preferred stock conversion	-	(728)
Settlement gain (loss)	8,000	(2,005,218)
Total other income (expenses)	(4,781,534)	(3,540,835)

NET LOSS	$(13,432,261)	$(9,583,756)

Less Preferred Dividends	56,144	584,135
Accretion of Discount on Preferred Stock	-	3,684,317

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,488,405)	$(13,852,208)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.41)	$(0.76)

Weighted Average Number of Shares Basic and Diluted	32,862,216	18,216,576

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Shares of
	Shares of		Convertible		Additional	Common
	Common	Common	Preferred	Convertible	Paid-In	Stock	Accumulated
	Stock	Stock	Stock	Preferred Stock	Capital	Payable	Deficit	Total

Balance at December 31, 2011	14,139,621	$707	-	$-	$91,262,428	$-	$(103,857,474)	$(12,594,339)

Stock issued for directors fees	238,800	12	-	-	159,988	-	-	160,000
Stock issued for services	150,000	8	-	-	149,992	-	-	150,000
Stock issued for cash	2,346,228	116	-	-	3,789,812	-	-	3,789,928
Stock returned as a result of services	(42,000)	(2)	-	-	2	-	-	-
Stock issued for conversion of convertible notes	1,871,035	94	-	-	1,870,940	-	-	1,871,034
Exercised warrants for cash	490,424	25	-	-	304,200	-	-	304,225
Exercised cashless warrants	198,663	10	-	-	(10)	-	-	-
Exercised stock options for cash	14,600	1	-	-	9,525	-	-	9,526
Exercised cashless stock options	131,161	7	-	-	(7)	-	-	-
Stock issued for conversion of convertible
redeemable preferred stock	5,493,912	274	-	-	5,493,640	-	-	5,493,914
Stock based compensation - stock options	-	-	-	-	1,547,826	-	-	1,547,826
Discount on notes payable issued	-	-	-	-	40,508	-	-	40,508
Derivative settlement	-	-	-	-	4,520,207	-	-	4,520,207
Dividends declared	-	-	-	-	(584,135)	-	-	(584,135)
Amortization of discount	-	-	-	-	(3,684,317)	-	-	(3,684,317)
Stock issued for services - vested	-	-	-	-	11,250	-	-	11,250
Stock to be issued for settlement loss	-	-	-	-	-	1,881,250	-	1,881,250
Reclass convertible, redeemable preferred stock
to convertible preferred stock, net of discount	-	-	665,339	2,157,238	-	476,857	-	2,634,095
Net loss	-	-	-	-	-	-	(9,583,756)	(9,583,756)

Balance at December 31, 2012	25,032,444	$1,252	665,339	$2,157,238	$104,891,849	$2,358,107	$(113,441,230)	$(4,032,784)

Stock issued for directors fees	114,944	5	-	-	199,997	-	-	200,002
Stock and warrants issued for services	770,000	39	-	-	630,894	-	-	630,933
Stock issued for cash, net of offering costs	2,711,238	136	-	-	2,172,029	-	-	2,172,165
Exercised warrants for cash	2,287,730	114	-	-	2,489,732	-	-	2,489,846
Exercised cashless warrants	3,606,157	180	-	-	(180)	-	-	-
Exercised stock options for cash	91,400	5	-	-	77,729	-	-	77,734
Exercised cashless stock options	100,528	5	-	-	(5)	-	-	-
Stock issued for conversion of convertible
preferred stock	3,859,697	193	(665,339)	(2,157,238)	2,690,046	(533,001)	-	-
Stock based compensation - stock options	-	-	-	-	2,318,355	-	-	2,318,355
Equity modification on warrants exercised					5,780,457			5,780,457
Derivative settlement	-	-	-	-	6,963,596	-	-	6,963,596
Dividends declared	-	-	-	-	(56,144)	56,144	-	-
Stock issued for settlement loss	875,000	44	-	-	1,881,206	(1,881,250)	-	-
Net loss	-	-	-	-	-	-	(13,432,261)	(13,432,261)

Balance at December 31, 2013	39,449,138	$1,973	-	$-	$130,039,561	$-	$(126,873,491)	$3,168,043

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,432,261)	$(9,583,756)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation - stock options vested	2,318,355	1,547,826
Common shares issued for director fees	200,002	160,000
Shares & warrants issued for services	630,933	161,250
Loss on equity modification	5,780,457	-
Amortization on debt discount	-	78,819
Depreciation	643,575	682,134
(Gain) loss on disposal of equipment	1,334	(49,101)
Inventory valuation reserve	742,168	-
Change in derivative liability, net of bifurcation	(966,736)	1,514,156
Loss on preferred stock conversion	-	728
Settlement loss payable in common stock	-	1,881,250
Adjustment to settlement loss accrual	(8,000)	110,000
Changes in operating assets and liabilities:
Accounts receivable	(80,982)	16,021
Inventory	(817,401)	(212,460)
Prepaid expenses and other assets	(60)	(28,244)
Note receivable	(27,500)	(437,935)
Accounts payable and accrued expenses	74,289	77,364
CASH USED IN OPERATING ACTIVITIES	(4,941,827)	(4,081,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	750	110,000
CASH PROVIDED BY INVESTING ACTIVITIES	750	110,000

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock, net	2,172,165	3,789,928
Proceeds from exercise of stock options	77,734	9,526
Proceeds from exercise of warrants	2,489,846	304,225
Borrowing on debt	-	200,000
CASH PROVIDED BY FINANCING ACTIVITIES	4,739,745	4,303,679
NET (DECREASE) INCREASE IN CASH	(201,332)	331,731

CASH AT BEGINNING OF PERIOD	644,804	313,073
CASH AT THE PERIOD ENDED DECEMBER 31	$443,472	$644,804

Supplemental Disclosures of Cash Flow Information:
Cashless exercise of warrants	$180	$10
Cashless exercise of options	$5	$7
Shares issued for stock payable related to settlement loss	$1,881,250	$-
Note payable conversion	$-	$1,871,034
Preferred stock conversion	$2,690,056	$5,493,914
Amortization on preferred stock discount	$-	$3,684,317
Settlement of derivative liability due to conversion of note payable	$-	$48,619
Change in derivative liability due to exercise of warrants	$4,201,908	$2,864,275
Change in derivative liability due to conversion of preferred stock	$2,761,688	$1,607,313
Dividends payable declared	$56,144	$584,135
Unvested shares returned by vendor	$-	$2
Discount on convertible debt due to attached warrants	$-	$40,508
Dividends payable reclassed to equity with preferred stock modification	$-	$476,857
Preferred stock series II reclassed to equity with modification	$-	$2,157,238

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

NOTE 2 –GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern.  As of April 11, 2014, the date that the independent registered public accountant issued its report on the audited financial statements as of and for the year ended December 31, 2013, the Company did not have enough cash on hand to meet its current liabilities or to fund on-going operations beyond one year.  The Company had reoccurring losses as of December 31, 2013.  As a result, the independent registered public accountant’s audit report included an explanatory paragraph in respect of our ability to continue as a going concern. The Company intends to secure additional funding through debt or equity financing arrangements, increased sales generated by its operations and reduced expenses.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $0.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2013 and 2012.

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

Lattice Valuation Model

The Company valued the warrants and conversion features in their convertible notes and preferred stock using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the instruments are determined based on management's projections and the expert’s calculations. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2013 and 2012, the Company had warrants to purchase common stock, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock and preferred stock. The fair value of the derivative liability at December 31, 2013 and 2012 was $95,049 and $8,025,381, respectively.  The gain on derivative liability for the twelve months ended December 31, 2013 was $966,736 compared to a loss on derivative liability of $1,514,156 for the twelve months ended December 31, 2012.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/11	$11,031,432	$-	$-	$11,031,432	$11,031,432

Change in derivative liabilities due to
settlements	(4,520,207)	-	-	(4,520,207)	(4,520,207)
Change in derivative liabilities valuation	1,514,156	-	-	1,514,156	1,514,156
	(3,006,051)	-	-	(3,006,051)	(3,006,051)

Derivative Liabilities
12/31/12	$8,025,381	$-	$-	$8,025,381	$8,025,381

Change in derivative liabilities due to
settlements	(6,963,596)	-	-	(6,963,596)	(6,963,596)
Change in derivative liabilities valuation	(966,736)	-	-	(966,736)	(966,736)
	(7,930,332)	-	-	(7,930,332)	(7,930,332)

Derivative Liabilities
12/31/13	$95,049	$-	$-	$95,049	$95,049

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the year ended December 31, 2013 and 2012 was $250 and $18,425 respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $2,318,355 and $1,547,826 for the years ended December 31, 2013 and 2012, respectively.

Note Receivable

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

On March 28, 2014 the Company agreed to an amendment to the custom processing agreement relating to the repayment of the line of credit advances plus interest.  Commencing on April 1, 2014, Aveka Nutra Processing will begin paying the Company $5,000 per month to be applied to advances and accrued interest.

New Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standards update which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective in the first quarter of 2013, although early adoption is permitted, the Company has not elected early adoption of this pronouncement. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update will be effective in the first quarter of 2014, although early adoption is permitted, the Company has not elected early adoption of this pronouncement. The update is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective in the first quarter of 2013, although early adoption is permitted, the Company has not elected early adoption of this pronouncement. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVENTORY

At December 31, inventory consists of the following:

	12/31/13	12/31/12
Raw materials	$27,575	$42,831
Packaging	8,178	1,873
Work-in-process	33,527	64,170
Finished goods	475,255	360,428

	$544,535	$469,302

At December 31 the Company recognized an inventory valuation reserve of $742,168 as a result of slow moving inventory within the Industrial Products Division.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment, net consists of the following:

	12/31/13	12/31/12
Production, engineering and other equipment	$6,422,110	$6,426,432
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,069,718	$10,074,040
Accumulated depreciation	($8,269,412)	($7,628,075)
Property and equipment, net	$1,800,306	$2,445,965

Depreciation expense was $643,575 and $682,134 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company sold a fixed asset with a net book value of $2,084 in exchange for cash of $750 and recorded a loss on the sale of $1,334.  For the twelve months ended December 31, 2012, the Company sold equipment with a net book value of $60,899 for a total of $110,000 and recorded a gain on the sale of $49,101.

NOTE 6 – NOTE RECEIVABLE

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

In addition, the Company has agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not draw down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 lbs. of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, Aveka Inc.  As of December 31, 2013 we advanced a total of $500,000 and accrued interest on the advance was $50,650. On March 28, 2014 the Company agreed to an amendment to the custom processing agreement relating to the repayment of the line of credit advances plus interest.  Commencing on April 1, 2014, Aveka Nutra Processing will begin paying the Company $5,000 per month to be applied to advances and accrued interest.

NOTE 7 – ACCRUED  EXPENSES

At December 31, accrued expenses consist of the following:

	12/31/13	12/31/12
Accrued payroll and taxes	$51,566	$32,021
Accrued settlements	102,000	110,000
Accrued expenses and other	40,578	31,513

	$194,144	$173,534

NOTE 8–CONVERTIBLE NOTES PAYABLE

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

On November 5, 2012, the $200,000 principal balance together with accrued and unpaid interest was converted into common stock.  As of December 31, 2012, the Company did not have any convertible notes payable outstanding.

AMORTIZATION ON CONVERTIBLE NOTES

For the twelve months ended December 31, 2012, the Company recognized debt discount amortization in the amount of $78,819.

NOTE 9 - PREFERRED STOCK

During 2012, the Company entered into an agreement with its largest stockholder, Brightline Ventures I, LLC (“Brightline Ventures I”), pursuant to which Brightline Ventures I agreed to convert $3,326,697 (exclusive of dividends) worth of Series II Preferred Stock into 3,326,697 shares of the Company’s common stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group LLC.  In consideration for the foregoing conversion of Series II Preferred Stock by Brightline Ventures I on or before their respective maturity dates, the Company modified the following warrants held by Brightline Ventures I to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of common stock with an exercise price of $1.50 per share, which were issued to Brightline Ventures I in transactions where Brightline Ventures I acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of common stock with an exercise price of $1.50 per share, which equaled one half of the outstanding  and unexercised warrants issued to Brightline Ventures I in other transactions where Brightline Ventures I provided financing to the Company at that time (see Note 12 for a discussion of matters related to these warrants that occurring during  2013).  As a result of this modification, the Series II Convertible, Redeemable Preferred Stock was reclassified on the balance sheet as permanent Stockholders’ Equity and identified as Series II Convertible Preferred Stock at December 31, 2012. The value reclassified to permanent equity was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock were also reclassified to Stockholders’ Equity as of December 31, 2012.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

On March 18, 2013, Brightline Ventures I converted the Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of March 31, 2013 there was no Series II Convertible Preferred Stock outstanding.  The value of the Series II Preferred Stock and dividends converted was equal to the total value recorded to common stock and additional paid in capital with no gain or loss recorded as the conversion was consistent with the original agreement.  As a result of the preferred stock conversion, $2,690,239 was recorded to common stock and additional paid-in capital.   Accrued dividends were $476,857 as of December 31, 2012.

As of December 31, 2013, no shares of Series II Preferred Stock remained outstanding.

Preferred Stock converted into Common Stock in 2012
On August 15, 2012, Brightline Ventures I converted $907,120 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 907,120 shares of the Company’s Common Stock.  In conjunction with this conversion,  Morris Garfinkle, a Director of the Company, also converted $34,800 (including accrued dividends) of Series I Convertible,  Redeemable Preferred Stock into 34,800 shares of the Company’s Common Stock.

On September 7, 2012, Brightline Ventures I converted $727,280 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 727,280 shares of the Company’s Common Stock.

On December 7, 2012, Brightline Ventures I converted $2,559,752 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 2,559,752 shares of the Company’s Common Stock.  Again on December 29, 2012, Brightline Ventures I converted $905,348 (including accrued dividends) of Series I Convertible, Redeemable Preferred Stock into 905,348 shares of the Company’s Common Stock.

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

On August 13, 2012, the Company entered into an agreement with Brightline Ventures I pursuant to which Brightline agreed to convert $7,721,988 (exclusive of dividends) worth of Series I and II Preferred Stock into 7,721,988 shares of the Company’s Common Stock at the earlier of either the maturity date of the security or the closing of any approved transaction with Maxim Group, LLC.  In consideration for the foregoing conversion of Preferred Stock by Brightline Ventures I on or before their respective maturity dates, the Company modified the following warrants held by Brightline Ventures I to provide them with the ability to exercise such warrants on a cashless basis: (i) warrants to purchase an aggregate of  11,582,983 shares of Common Stock with an exercise price of $1.50 per share, which were issued to Brightline Ventures I in transactions where Brightline Ventures I acquired shares of the Company’s Series I and II Preferred Stock; and (ii) warrants to purchase an aggregate of  2,859,375 shares of Common Stock with an exercise price of $1.50 per share, which equals one half of the outstanding  and unexercised warrants issued to Brightline Ventures I in other transactions where Brightline Ventures I provided financing to the Company. Prior to December 31, 2012, all Series I Preferred shares held by Brightline Ventures I were converted to common shares consistent with the amendment. The remaining Series II Preferred shares held of 665,339 shares and $3,326,697 was reclassified to permanent equity based on the removal of the redemption feature associated with the preferred stock. The value reclassified was equal to the carrying value of the shares on the date the agreement was modified. This value was $2,157,238 based on a gross value of $3,326,697 and a remaining discount of $1,169,459. Furthermore, the accrued dividends relating to the Series II Convertible Preferred Stock have also been reclassified to Stockholders’ Equity.  These reclassifications were necessary based on the preferred shares no longer being subject to potential cash redemption.

At December 31, 2012, the Company has no outstanding Series I Convertible, Redeemable Preferred Stock.  All of the shares of Series II Convertible Preferred Stock outstanding as of December 31, 2012 were owned by related parties.

NOTE 10 - LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008 the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”).  The Company filed a registration statement on December 14, 2009. However, the statement had not been declared effective as the Company was not Form S-3 eligible.  A Form S-1 registration statement was filed on June 2, 2011, and went effective on June 3, 2011.  Under the terms of the registration rights agreement, as partial compensation, the Company would be required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  We obtained a release and waiver of the amounts due from 74 of the 2008 investors.  As of December 31, 2013, there are 3 investors who have yet to sign the release and waiver.  Under the terms of the RRA, as of that date we potentially owe, and recognized as liquidated damages, the amount of $36,178.  During 2011, two investors did sign a release and waiver of any such claims, and therefore we recognized a gain of $74,850 related to the reduction of these potential claims.

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

Our derivative liabilities decreased to $95,049 at December 31, 2013 from $8,025,381 at December 31, 2012.  The gain recognized during the twelve months ended December 31, 2013 was $966,736 as compared to a loss of $1,514,156 for the twelve months ended December 31, 2012.

During the twelve months ended December 31, 2013, additional paid in capital increased by $6,963,596 as a result of the March 2013 conversion of the Series II Convertible Preferred Stock by Brightline Ventures I and the exercise of warrants in 2013.  The change attributable to the conversion of the preferred stock was $2,761,688 and the change associated with the exercise of warrants was $4,201,908.

The assumptions used to value the derivative liabilities in the lattice model for the year ended December 31, 2013 included the closing stock price of $0.56 per share, the total market capitalization of $28,625,236, and the projected volatility based on a historical value used of 93% and assuming the probability for an event of default occurring 5% of the time and increasing by 0.10% per month.  For the year ended December 31, 2012, the assumptions included the closing stock price of $1.74 per share, the total market capitalization of $71,338,556, and the projected volatility based on a historical value used of 182% and assuming the probability for an event of default occurring 5% of the time and increasing by 0.10% per month.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2013 and December 31, 2012:

Components of derivative financial instruments

	12/31/13	12/31/12
Common stock warrants	$95,049	$6,626,255
Embedded conversion features for
convertible debt or preferred shares	-	1,399,126

Total	$95,049	$8,025,381

Beginning balance	$8,025,381	$11,031,432
Change in derivative liability valuation	(966,736)	1,514,156
Change in derivative liability - settlements	(6,963,596)	(4,520,207)

Total	$95,049	$8,025,381

For the twelve months ended December 31, 2013, the Company issued 5,893,887 shares of common stock as a result of the exercise of warrants both on a cash and cashless basis. The impact of these issuances to the related embedded derivative liabilities was a decrease to the derivative liability and increase to additional paid in capital for $2,489,552 on the exercise dates.  Finally, the Company issued 3,859,697 shares of common stock as a result of the conversion of Series II Convertible Preferred Stock and accrued dividends.  The impact of these conversions to the related embedded derivative liabilities was a decrease to the derivative liability and increase to additional paid in capital for $2,761,688 on the conversion dates.

As a result of the August 20, 2013 transaction with Brightline Ventures I, pursuant to the anti-dilution provisions in the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program, the Company reduced the exercise price of those warrants to $1.25 per share and adjusted the number of shares issuable upon the exercise of those warrants such that for every five warrants owned, each remaining holder of $1.50 Warrants received one additional warrant with an exercise price of $1.25.  There were a total of 11,880,047 warrants that were not exercised as part of the Cashless Exercise Program.  In addition, the warrant holders agreed to permanently waive the full reset feature contained in the original warrant.  As a result, the Company issued an aggregate of 2,376,009 additional warrants at an exercise price of $1.25 per share (including 2,316,597 additional warrants that were issued to Brightline Ventures I) to the holders of $1.50 Warrants that were not exercised as part of the Cashless Exercise Program and recognized a settlement to additional paid in capital for the related derivative liability of $1,712,356.

On November 18, 2013, the Company completed a public offering of 1,866,667 shares of Common Stock at a price of $0.75 per share along with warrants to purchase 1,400,000 shares of Common Stock at an exercise price of $1.00 per share.  The warrants were issued with a full reset feature which was valued at $57,729 at issuance and netted with the $966,736 gain recognized on the derivative liability for the year ended December 31, 2013.

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

NOTE 12–EQUITY

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

COMMON STOCK ISSUED FOR SERVICES IN 2013

On January 22, 2013 the Company issued 114,944 shares of common stock to its four non-executive directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith (28,736 shares each). The Company recognized a total of expense of $200,002 related to these issuances.  These shares were valued based on the closing price on the grant date.

On October 28, 2013, the Company entered into a Consulting Agreement with Steeltown Consulting Group, LLC, pursuant to which Steeltown will assist in evaluating various business and financial matters.  The Company issued 220,000 restricted shares of common stock as consideration for the services being rendered in this agreement.  This agreement was scheduled to terminate on January 31, 2014.  On December 3, 2013, the Company and Steeltown entered into a new Consulting Agreement (which replaces the agreement dated October 28, 2013) in which both the Company and Steeltown substantially agreed to the same services being rendered as the previous agreement.  The Company issued 550,000 shares of restricted common stock as consideration for the services being rendered under this new agreement.  This agreement will terminate on January 31, 2015.  The Common Stock was valued at $569,800 based on the closing prices of the stock on the dates the agreements were executed.

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

COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS FOR CASH

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

Also during 2013, in addition to the warrant exercise program described above, other investors exercised 531,642 warrants and the Company received proceeds of $294,736.

During 2012, 490,424 stock warrants were exercised for cash of $304,225.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

Beginning August 20, 2013 and in conjunction with the private placement subscription agreement entered into between the Company and Brightline Ventures I-C, LLC (indicated below and referred to as the “1.25 Raise”), the Company (i) allowed the holders of the Company’s outstanding warrants with a $1.50 per share exercise price (the “$1.50 Warrants”) with certain anti-dilution provisions contained in the related warrant agreements to choose to exercise their $1.50 Warrants on a cashless basis such that for every ten $1.50 Warrants exercised, the holder received 4.5 shares of Common Stock (fractional shares were rounded up) (the “Cashless Exercise Program”), (ii) sought a temporary waiver from the holders of the $1.50 Warrants of the anti-dilution provisions in the warrant agreements with respect to the Cashless Exercise Program and potential capital-raising activities (other than the $1.25 Raise) by the Company by December 31, 2013, and (iii) asked the holders of the $1.50 Warrants to permanently amend the warrant agreements with respect to certain ratchet provisions so as to reduce the derivative liability the Company incurs as a result of those provisions in the agreements.

The Cashless Exercise Program resulted in 7,172,751 of the $1.50 Warrants being converted into 3,227,742 shares of the Company’s common stock (including 5,718,750 $1.50 Warrants that were converted by Brightline Ventures I into 2,573,438 shares of common stock).  As a result of the Cashless Exercise Program, the Company recognized a loss on equity modification of $990,656—the difference in value between the $1.50 Warrants exercised and the common stock issued— for the three months ended September 30, 2013.

As a result of the August 20, 2013 transaction with Brightline Ventures I, pursuant to the anti-dilution provisions in the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program, the Company reduced the exercise price of those warrants to $1.25 per share and adjusted the number of shares issuable upon the exercise of those warrants such that for every five warrants owned, each remaining holder of $1.50 Warrants received one additional warrant with an exercise price of $1.25.  There were a total of 11,880,047 warrants that were not exercised as part of the Cashless Exercise Program.  In addition, the warrant holders agreed to permanently waive the full reset feature contained in the original warrant.  As a result, the Company issued an aggregate of 2,376,009 additional warrants at an exercise price of $1.25 per share (including 2,316,597 additional warrants that were issued to Brightline Ventures I) to the holders of $1.50 Warrants that were not exercised as part of the Cashless Exercise Program and recognized a settlement to additional paid in capital for the related derivative liability of $1,712,356.

Also during 2013, in addition to the warrant exercise program described above, other investors exercised 909,784 warrants on a cashless basis and received 378,415 shares of common stock.

During 2012, the Company issued 198,663 shares of common stock on the cashless exercise of warrants.

COMMON STOCK ISSUED ON THE EXERCISE OF STOCK OPTIONS FOR CASH

During 2013, two former employees exercised 91,400 stock options and the Company received proceeds of $77,734.

During 2012, 14,600 stock options were exercised for cash of $9,526.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF STOCK OPTIONS

During 2013, the Company issued 100,528 shares of common stock on the cashless exercise of 202,250 stock options.

During 2012, the Company issued 131,161 shares of common stock on the cashless exercise of options.

COMMON STOCK ISSUED IN PRIVATE PLACEMENTS

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

COMMON STOCK ISSUED IN PUBLIC OFFERING

On November 18, 2013, the Company completed the sale of 1,866,667 shares of Common Stock at a price of $0.75 per share along with warrants to purchase 1,400,000 shares of Common Stock at an exercise price of $1.00 per share.  The Company received after deducting various transaction expenses, net proceeds of $1,210,165.

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

CONVERTIBLE PREFERRED STOCK

As indicated previously, the Company entered into a modification with Brightline Ventures I pursuant to which Brightline Ventures I agreed to convert preferred stock into common stock on or before the respective maturity.  As a result of this modification the Convertible, Redeemable Preferred Stock Series II was reclassified to equity as Convertible Preferred Stock Series II as of December 31, 2012 as the shares are no longer redeemable.  On March 18, 2013, Brightline Ventures I converted the Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.

NOTE 13 – STOCK OPTION PLAN AND WARRANTS

EXERCISING OPTIONS AND WARRANTS

For the twelve months ended December 31, 2013, there were 2,287,730 stock warrants were exercised for cash and the Company issued 3,606,157 shares of Common Stock on the cashless exercise of warrants.  Also during 2013, 91,400 stock options were exercised for cash while the Company issued 100,528 shares of common stock on the cashless exercise of stock options.    In 2012, 490,424 stock warrants were exercised for cash and the Company issued 198,663 shares of Common Stock for the cashless exercise of warrants.  Also during 2012, 14,600 stock options were exercised for cash while the Company issued 131,161 shares of Common Stock on the cashless exercise of options.

A summary of the status of the warrants issued by the Company as of December 31, 2013 and 2012 are as follows:

	12/31/13		12/31/12
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	23,392,811	$1.46	23,752,669	$1.55
Granted	4,010,295	$1.18	650,000	$0.83
Exercised	(2,287,730)	$1.28	(490,424)	$0.62
Cashless Exercises	(8,082,535)	$1.43	(335,541)	$0.91
Expired and Cancelled	(344,576)	$0.88	(183,893)	$14.73
	16,688,265		23,392,811

Outstanding, end of period	16,688,265	$1.44	23,392,811	$1.46

Exercisable at end of period	16,688,265	$1.44	23,392,811	$1.46

As of December 31, 2013 and 2012, the Company had warrants outstanding to purchase 16,688,265 and 23,736,811 shares of the Company’s common stock, respectively, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through November 2018.

There were 4,010,295 warrants issued in 2013.  As part of the August 20, 2013 transaction with Brightline Ventures I discussed above, the Company issued one additional warrant equal for every five warrants owned and not exercised as part of the Cashless Exercise Program.  Thus, the Company issued an aggregate of 2,376,009 additional warrants at an exercise price of $1.25 per share (including 2,316,597 additional warrants that were issued to Brightline Ventures I) to the holders of $1.50 Warrants. On September 18, 2013, the Company entered into a private placement subscription agreement with Brightline Ventures I-C, LLC, pursuant to which it issued warrants to purchase 234,286 shares of common stock at an exercise price of $1.50 per share.  Finally, On November 18, 2013, the Company completed a public offering of its Common Stock in which it issued warrants to purchase 1,400,000 shares of Common Stock at an exercise price of $1.00 per share.

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

During 2012, there were 650,000 warrants issued to investors and for services rendered. The fair value of the warrants issued in 2012 did not have any reset provisions and were valued at $273,641 using the Black Scholes model. A portion of these warrants equal to 100,000, were valued at $40,508 and were attached to debt. These warrants were recorded as a debt discount upon issuance and were fully amortized upon conversion of the related notes in 2012. The other portion of warrants equal to 550,000, were valued at $233,133 using the Black Scholes model on the grant date. These warrants were issued for investor relations services. The fair value is being amortized straight line over the related requisite service period which resulted in $172,000 of expense during the year ended December 31, 2012.

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options issued by the Company as of December 31, 2013 and 2012 are as follows:

	12/31/13		12/31/12
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,728,877	$1.01	5,645,202	$1.10
Granted	2,176,535	$1.67	2,354,275	$0.80
Exercised	(293,650)	$0.98	(230,600)	$1.09
Expired and Cancelled	(28,000)	$2.18	(40,000)	$0.86
	9,583,762		7,728,877

Outstanding, end of period	9,583,762	$1.16	7,728,877	$1.01

Exercisable at end of period	9,536,262	$1.17	7,582,022	$1.03

At December 31, 2013, the aggregate intrinsic value of all outstanding options was $0 of which 9,536,262 outstanding options are currently exercisable at a weighted average exercise price of $1.17 and a weighted average remaining contractual term of 3.3 years.

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

	2013	2012
Weighted average fair value per option granted	$1.04	$0.38
Risk-free interest rate	0.65 - 0.81%	0.34 - 0.42%
Expected dividend yield	0.00%	0.00%
Expected lives	2.695	2.695
Expected volatility	99.79 - 108%	97.72 - 103%

During 2013, the Company granted 2,176,535 options to employees and recognized a total of $2,318,355 in stock compensation expense.  During 2012, the Company granted 2,324,275 options to employees or advisors and recognized a total of $96,599 in stock based compensation related to the options granted above.  The options granted to employees are 25% vested at the date of grant and 25% every 90, 180 and 270 days subsequent to the grant date.  The expiration date of the options granted in both 2013 and 2012 is five years from the grant date.

As of December 31, 2013, the Company had reserved 8,416,238 shares of Common Stock to be issued upon the exercise of qualified options issued under the Plan.  As of December 31, 2012 the Company had 10,271,123 shares available for grant under the Plan.

Stock options outstanding at December 31, 2013 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	7,090,227	2.8	$0.97	7,090,227
$1.51-$3.00	2,368,535	4.5	$1.67	2,321,035
$3.01-$5.00	125,000	4.6	$3.11	125,000
	9,583,762	3.3	$1.17	9,536,262

Stock options outstanding at December 31, 2012 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	5,435,202	3.9	$1.18	5,107,003
$1.51-$3.00	210,000	2.0	$1.49	210,000
	5,645,202	4.0	1.13	5,317,003

As of December 31, 2013 and 2012 the Company had unrecognized stock based compensation to be recognized in the following year of $22,103 and $77,595, respectively.

NOTE 14 – SETTLEMENT LOSSES

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  As of December 31, 2011, the Company accrued as a settlement loss, the $62,500 paid to Process Piping, LLC on March 6, 2012 in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim.  In the fourth quarter of 2013, the parties settled all outstanding matters and the case has subsequently been dismissed. As part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

During 2012, the Company entered into a settlement agreement with a former employee who filed a Charge of Discrimination with the Equal Employment Opportunity Commission.  The Company settled with a payment of $13,968 and the matter was resolved.

As of December 31, 2012, the Company has recorded a liability in the amount of $102,000 relating to the complaint initiated by Joseph Sanfilippo and James Cluck as discussed in Note 18 below.  The Company believes that it has good grounds to defend this suit, and has only allocated this amount so as to be compliant with applicable accounting standards.

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

NOTE 15 – INCOME TAXES

During 2013 and 2012, the Company incurred net losses, and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net loss carry forward is approximately $96,624,455 and $91,147,205 for the years ended December 31, 2013 and 2012 respectively, and will expire in the years 2021 through 2033.

At December 31, 2013, the net deferred tax asset based on a 34% tax rate consisted of the following:

	12/31/13	12/31/12

Net operating loss	$32,852,315	$30,990,050

Less: Valuation allowance	(32,852,315)	(30,990,050)

Net deferred tax asset	$-	$-

After evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.  Our tax returns for the years ended December 31, 2013 and 2012 may be subject to IRS audit.

NOTE 16 – MAJOR CUSTOMERS AND CONCENTRATIONS

The Company’s customers are food manufacturers, school districts and the general public.  There were three significant customers who accounted for 36%, 24% and 5% of total sales for the year ended December 31, 2013.  There were three significant customers who accounted for 36%, 24% and 9% of total sales for the year ended December 31, 2012.  Further, two significant customers accounted for 61% and 11% of the total accounts receivable for the year ended December 31, 2013.  Two significant customers accounted for 77% and 9% of the total accounts receivable for the year ended December 31, 2012.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At December 31, 2013 and 2012, $193,472 and $394,804, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

The Company recognizes escalating lease expense on a straight-line basis in accordance with current accounting standards.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2014	256,332
2015	85,444
2016	-
2017	-
2018	-
$341,776

The total rent expense for the years ended December 31, 2013 and 2012, respectively, was $280,696 and $324,397.

On March 14, 2014 the Company entered into an amendment to the original lease agreement for office space located in Mundelein, Illinois.  The amendment extended the term of the lease to May 14, 2015 upon the same terms and conditions contained in the lease as amended.

NOTE 18– LITIGATION/ CONTINGENT LIABILITY

On July 7, 2007, the Company was served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  The trial court has issued a default order against the Company, and has denied the Company’s Motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, the Company has conservatively allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this matter.

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortuously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  As of December 31, 2011, the Company accrued as a settlement loss, the $62,500 paid to Process Piping, LLC on March 6, 2012 in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim.  In the fourth quarter of 2013, the parties settled all outstanding matters and the case has subsequently been dismissed. As part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

During 2012, the Company entered into a settlement agreement with a former employee who filed a Charge of Discrimination with the Equal Employment Opportunity Commission.  The Company settled with a payment of $13,968 and the matter was resolved.

NOTE 19 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2013.

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

On January 22, 2013 the Company issued 114,944 shares of common stock to its four non-executive directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith (28,736 shares each). The Company recognized a total of expense of $200,002 related to these issuances.  These shares were valued based on the closing price on the grant date.

On February 27, 2013 Morris Garfinkle, a Director of the Company, participated in a warrant exercise program in which all holders of $1.50 warrants were allowed to exercise their warrants for a $1.25 strike price during February 2013.  Mr. Garfinkle exercised 200,000 warrants and received 200,000 shares of Common Stock.  As a result of this warrant modification the Company recognized $45,596 of additional expense during the quarter ended March 31, 2013 relating to Mr. Garfinkle’ s warrants based on the fair value of the warrant modification at the date the offer was made to all warrant holders calculated by using the Black-Scholes Model.  On March 6, 2013, Mr. Garfinkle exercised other warrants, with various exercise prices, and received 26,571 shares of Common Stock. During August 2013, Mark Hershhorn, Edward Smith and Brian Israel, Directors of the Company, participated in a warrant exercised program offered to all holders of $1.50 warrants such that each warrant holder, on a cashless basis, can receive 4.5 shares of Common Stock for every ten warrants exercised.  Messrs. Hershhorn, Smith and Israel, in the aggregate, exercised 127,695 warrants and received 58,395 shares of Common Stock.  As a result of the warrant modification the Company recognized $24,281 of additional expense during the quarter ended September 30, 2013 relating to the difference in value between the $1.50 warrants exercised by Messrs. Hershhorn, Smith and Israel and the Common Stock issued.

See also Notes 9 and 12 with respect to transactions involving our largest shareholder, Brightline Ventures I, LLC.

NOTE 21 – SUBSEQUENT EVENTS

On January 2, 2014 the Company issued 285,716 shares of common stock to its four non-executive directors (71,429 each) – Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III.  The Company recognized a total expense of $160,001 related to these issuances.  These shares were valued based on the closing price on the grant date.

On February 11, 2014 the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  The note is substantially secured by the assets of the Company.

On March 14, 2014 the Company entered into an amendment to the original lease agreement for office space located in Mundelein, Illinois.  The amendment extended the term of the lease from March 15, 2014 to May 14, 2015 upon the same terms and conditions contained in the lease as amended.

On March 24, 2014, Fordham Capital Partners, LLC (“Fordham”) extended a $500,000 revolving loan (the “Equipment Loan”) to Z Trim Holdings, Inc. (the “Company”) evidenced by an Equipment Revolving Note (the “Note”) issued by the Company to Fordham.  The Note requires monthly payments of principal of $10,417 plus interest, commencing on April 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Note is calculated at a fixed rate of 20% per annum.  The Note may be prepaid in full at any time; provided that if the Company prepays the Note prior to September 24, 2014 (such six-month period, the “Guaranteed Interest Period”), it must pay a prepayment penalty equal to the amount by which (i) the aggregate interest that Fordham would have received on the Note during the Guaranteed Interest Period had there been no prepayment exceeds (ii) the aggregate interest paid by the Company prior to the date of prepayment.

Pursuant to the Security Agreement, dated March 24, 2014, between the Company and Fordham (the “Security Agreement”), the Equipment Loan is secured by all of the Company’s equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting the Company from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.

Additionally, pursuant to the Factoring Agreement, dated March 24, 2014, between the Company and Fordham, Fordham may purchase any Accounts of the Company (the “Factoring Agreement”).  To secure payment and performance of the Company’s liabilities and obligations to Fordham, including obligations under the Factoring Agreement, the Company granted Fordham a security interest in all of the Company’s (i) Accounts, (ii) Inventory, (iii) Chattel Paper, Deposit Accounts, Documents, Equipment, Financial Assets, Fixtures, General Intangibles, Instruments, Investment Property, Letter-of-Credit Rights, Securities, Software and Supporting Obligations, (iv) books and records of Seller which relate to Accounts, (v) all amounts owing to the Company under the Factoring Agreement, and (vi) Proceeds of the foregoing.  The Factoring Agreement terminates at any time that the Equipment Loan is paid in full.

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with Aveka Nutra Processing LLC relating to the repayment of the line of credit advances made by the Company plus interest.  Commencing on April 1, 2014, Aveka Nutra Processing agreed to begin paying the Company $5,000 per month to be applied to the advances made and accrued interest.