Form 10-Q
period 2014-03-31
Z TRIM HOLDINGS, INC
filed 2014-05-14
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2014
Common Stock, $0.00005 par value	39,734,854

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES

EXHIBIT INDEX

Financial Statements	Balance Sheets
	At March 31, 2014 (unaudited) and December 31, 2013	F-1

	Statements of Operations
	for the three months ended March 31, 2014 and 2013 (unaudited)	F-2

	Statements of Cash Flows
	for the three months ended March 31, 2014 and 2013 (unaudited)	F-3

	Notes to Financial Statements (unaudited)	F-4

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

See Financial Statements beginning on page F-23.

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

In addition, see Risk Factors in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K for a further discussion of some of the factors that could affect future results.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the first quarter of 2014 were down 13% as compared to sales for the first quarter of 2013 due (1) to a change in the ordering pattern of several customers (several customers accelerated orders into the fourth quarter of 2013 that, in the previous year, were made in the first quarter) and (2) the long and harsh winter in the Midwest and Northeastern U.S. (several customers had their manufacturing plants shut down for periods of time due to heavy snowfalls).

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

Funding Initiatives

On February 11, 2014 the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

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

Pursuant to the Security Agreement, dated March 24, 2014, between the Company and Fordham (the “Security Agreement”), the Equipment Loan is secured by a first priority security interest in all of the Company’s equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting the Company from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.

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

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00, subject to adjustment as described in the note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00, subject to adjustment as described in the note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00, subject to adjustment as described in the note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

Results of Operations

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenues

Revenue for the three months ended March 31, 2014 was $316,470, as compared to revenue of $363,831 for the three months ended March 31, 2013, a decrease of 13%.  Our revenue for the three months ended March 31, 2014 and 2013 was entirely attributable to product sales.  The decrease in sales in the current year’s period was due (1) to a change in the ordering pattern of several customers (several customers accelerated orders into the fourth quarter of 2013 that, in the previous year, were made in the first quarter) and (2) the long and harsh winter in the Midwest and Northeastern U.S. (several customers had their manufacturing plants shut down for periods of time due to heavy snowfalls).  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended March 31, 2014 and 2013 was $313,981 and $669,473, respectively, a decrease of $355,492 or 53.1%.  The decrease in costs of goods sold in the current year’s period was attributable to our total reliance on our outside toll manufacturer to produce sellable product. Costs that previously were related to the Company’s manufacturing of products at our pilot facility are now classified as research and development costs. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to increase production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Income (Loss)

Gross income for the three months ended March 31, 2014 was $2,489, or approximately 0.8% of revenues, as compared to a gross loss of $305,642, or approximately 84% of revenues for the three months ended March 31, 2013.  Gross income or loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

As a result of all manufacturing activity being moved to ANP, direct manufacturing costs that were previously included with Costs of Revenue are now related to the Company’s efforts at research and development of new products and processes using different feed stocks, expanded grade applications and more efficient manufacturing methods.  These costs are being classified as operating expenses for the three months ended March 31, 2014.  Therefore, operating expenses for the three months ended March 31, 2014 were $1,499,987 (including $398,377 of research and development costs) as compared to $1,833,450 (which includes $56,678 of research and development costs) for the three months ended March 31, 2013, a decrease of $333,463, or 18.2%.

The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2014	2013
Stock based compensation expenses	$251,159	$676,932
Salary expenses	334,143	324,001
Professional fees	78,906	238,324
Non-manufacturing depreciation expenses	562	1,166
Employment recruiting expenses	395	294
Investor relation expense	25,490	69,100

	$690,655	$1,309,817

The decrease in stock-based compensation was attributable to a decrease in market price for the stocks on the date employee stock options were granted.  Professional fees were higher in 2013 due to legal fees incurred regarding a settlement with a former provider of investment services and work related to potential capital raising activities.  Investor relations expense was higher due to work related to potential capital raising activities in 2013.  Excluding stock-based compensation expenses, directors’ fees and non-manufacturing depreciation expenses, which are non-cash items, our operating expenses, excluding research and development costs, for the three months ended March 31, 2014 and 2013 were $689,888 and $955,350, respectively.  Operating expenses excluding non-cash items is a non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure and is provided by our management to provide further information regarding uses of cash during the periods presented.  This non-GAAP measure, we believe, will assist our investors to better understand our uses of cash resources with respect to operating expenses during the periods presented.

Included as research and development costs are the following:

	Three Months Ended March 31,
	2014	2013
Salary and employee benefits	$92,668	$-
Depreciation expense	164,596	-
Utilities	49,374	-
Product analysis and testing	73,548	-
Repairs and supplies	1,896	-
Other	16,296	56,678

	$398,377	$56,678

Operating Loss

The operating loss for the three months ended March 31, 2014 decreased to $1,497,498 compared to $2,139,092 for the three months ended March 31, 2013 due to the reasons described above.

Other Income(Expenses)

Other income for the three months ending on March 31, 2014 was $59,429 as compared to other expenses of $9,201,052 for the three months ending on March 31, 2013.  The increase in other income (expenses) of $9,260,481 was primarily due to the decrease in the fair value of our derivatives, which resulted in additional income of $4,466,238 as compared to the prior year and the recognition in 2013 of $4,789,801 as an expense relating to modifications made to warrants to induce investors to exercise those warrants. The decrease in the fair value of the derivative liability resulted from the conversion of derivative securities during the period that originally led to the recognition of the derivative liability.   Interest expense on debt of $5,232 incurred during the three months ended March 31, 2014 related to the short-term borrowings and convertible note payable discussed above.  There was no interest expense recognized during the three months ended March 31, 2013 due to all convertible notes payable being converted to common stock during fiscal year 2012. In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship.  During the fourth quarter of 2013, the parties settled all outstanding matters and the case has been dismissed.  On January 21, 2014 as part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

Net Loss

As a result of the above, for the three months ended March 31, 2014, we reported a net loss of $1,438,069 as compared to a net loss of $11,340,144 for the three months ended March 31, 2013.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended March 31, 2014 was $0.04 as compared to the basic and diluted net loss per share of $0.42 for the three months ended March 31, 2013.  Net loss per share was favorably impacted by the increase in Other Income as discussed above.

Liquidity and Capital Resources

As of March 31, 2014, we had a cash balance of $387,617, a decrease from a balance of $443,472 at December 31, 2013.  At March 31, 2014, we had working capital of $124,162, as compared to working capital of $805,195 as of December 31, 2013.  The decrease in working capital primarily resulted from the increases in inventory, accounts payable, and short-term borrowings as a result of an unanticipated change in the ordering pattern of several customers that resulted in a decrease in orders during the first quarter.

On February 11, 2014 the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

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

Pursuant to the Security Agreement, dated March 24, 2014, between the Company and Fordham (the “Security Agreement”), the Equipment Loan is secured by a first priority security interest in all of the Company’s equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting the Company from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.

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

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00, subject to adjustment as described in the note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00, subject to adjustment as described in the note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00, subject to adjustment as described in the note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

Certain of the Company’s warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. These reset provisions result in a derivative liability in our financial statements.  Our derivative liabilities decreased to $46,861 at March 31, 2014 from $95,049 at December 31, 2013.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In connection with the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.   The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, AVEKA Inc.  As of March 31, 2014, all $500,000 under this line of credit was outstanding.  This extension of credit to ANP had a material adverse impact on the Company’s cash resources, which has required the Company to seek additional capital resources to fund its operations.

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with ANP relating to the repayment of the line of credit advances made by the Company plus interest.  Commencing on April 1, 2014, ANP agreed to begin paying the Company $5,000 per month to be applied to the advances made and accrued interest.

The following discussion focuses on information in more detail on the main elements of the $55,855 net decrease in cash during the three months ended March 31, 2014 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2014	2013
Cash used in operating activities	$(755,855)	$(1,258,257)
Cash provided by financing activities	700,000	2,235,721

(Decrease) Increase in cash	$(55,855)	$977,464

Cash used in operating activities was $755,855 during the three month period ended March 31, 2014, compared to $1,258,257 in the three month period ended March 31, 2013.  Net losses of $1,438,069 and $11,340,144 for the three months ended March 31, 2014 and 2013, respectively, were the primary reasons for our negative operating cash flow in both periods.  The Company’s negative operating cash flow for  the three months ended March 31, 2014 was offset by the effects of non-cash charges to income including stock-based compensation, shares issued for directors fees and depreciation. During three months ended March 31, 2013 the Company’s negative operating cash flow was offset by $4,789,801 of expense related to the equity modification to warrants and changes in the fair value of the derivative liability as a result of warrants being exercised.

No cash was provided by or used in investing activities in either period.

Cash provided by financing activities was $700,000 in the three month period ended March 31, 2014, compared to $2,235,721 during the three month period ended March 31, 2013.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity. During the first three months of 2014, the Company raised $500,000 in short-term borrowings and $200,000 from a convertible note payable from a related party as discussed above.  The Company’s warrant exercise program raised approximately $2,195,110 in additional capital during the first quarter of 2013.  The Company did not engage in any debt financing for the three months ended March 31, 2013.

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of March 31, 2014, all $500,000 to ANP under the line of credit was outstanding.

Debt Instruments. On February 11, 2014 the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

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

Pursuant to the Security Agreement, dated March 24, 2014, between the Company and Fordham (the “Security Agreement”), the Equipment Loan is secured by a first priority security interest in all of the Company’s equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting the Company from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.

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

Following the quarter ended March 31, 2014, the Company entered into the following additional debt instruments:

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00, subject to adjustment as described in the note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00, subject to adjustment as described in the note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00, subject to adjustment as described in the note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

Capital Expenditures.  At March 31, 2014, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company leases a combined research and development and office facility located in Mundelein, Illinois.  The lease expires in May 2015 and the monthly rental payments are $21,361, inclusive of property taxes.  If the Company wishes to remain at this facility beyond the lease expiration date, it will need to negotiate a new lease with the landlord, which cannot be assured.

Litigation.  In July 2007, the Company and Greg Halpern, its former Chief Executive Officer in his individual capacity, were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and damages in excess of $200,000. The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the date of this report.  However, the Company has allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this matter.

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim.  During the fourth quarter of 2013, the parties settled all outstanding matters and the case has been dismissed.  On January 21, 2014 as part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, where management identified material weaknesses consisting of ineffective controls over the control environment and financial statement disclosures, and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Remediation of Material Weaknesses

As discussed above, as of December 31, 2013, we identified material weaknesses in our internal control over financial reporting primarily due to the Company not having developed accounting policies and procedures and effectively communicated to same to its employees.  Management plans to address these weaknesses by providing future investments in the continuing education of our accounting and financial professionals.

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

Item 1A.  Risk Factors

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 5.  Other Information

The Company leases a combined research and development and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  On March 14, 2014, The Company extended the lease until May 2015 and the required monthly rental payments are $21,361, inclusive of property taxes.  Insurance and maintenance are billed when due.

Item 6.  Exhibits

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date: May 14, 2014	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date: May 14, 2014                                                                /s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended March 31, 2014

Exhibit Number	Description
10.1	12.5% Convertible Senior Secured Note dated February 11, 2014, to Edward B. Smith in the principal amount of $200,000.+*

10.2	14% Convertible Subordinated Secured Note dated April 25, 2014, to Edward B. Smith in the principal amount of $300,000.+*

10.3	Form of 14% Convertible Subordinated Secured Note dated April 30, 2014, to each of Edward B. Smith, Mark Hershhorn, Morris Garfinkle and Brian Israel.+*

10.4	Equipment Revolving Note dated March 31, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC.(1)

10.5	Security Agreement dated March 24, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC.(1)

10.6	Factoring Agreement dated March 24, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC.(1)

10.7	Fifth Amendment to Lease by and among the Registrant, M&R II Limited Partnership and Chaska Limited Partnership dated as of March 14, 2014.*

10.8	Amendment to Custom Processing Agreement by and between the Registrant and AVEKA Nutra Processing, LLC dated March 28, 2014.*

10.9	Form of 14% Convertible Subordinated Secured Note dated May 12, 2014, to each of Mo Garfinkle and CKS Warehouse.+*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
1.01 LAB	XBRL Extension Labels Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
_______

+ Management compensatory plan or arrangement.

* Filed herewith.

(1) Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

Z TRIM HOLDINGS, INC.
BALANCE SHEET

ASSETS

	(Unaudited)
	3/31/14	12/31/13

Current Assets
Cash and cash equivalents	$387,617	$443,472
Accounts receivable	207,018	380,238
Inventory	643,550	544,535
Prepaid expenses and other assets	104,403	136,887

Total current assets	1,342,588	1,505,132

Long Term Assets
Note receivable	$557,431	$550,650
Other assets	24,393	11,892
Property and equipment, net	1,635,148	1,800,306

Total long term assets	2,216,972	2,362,848

TOTAL ASSETS	$3,559,560	$3,867,980

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	3/31/14	12/31/13

Current Liabilities
Accounts payable	$464,223	$374,566
Short-term borrowings	500,000	-
Accrued expenses and other	171,164	194,144
Accrued liquidated damages	36,178	36,178
Derivative liabilities	46,861	95,049
Total Current Liabilities	1,218,426	699,937

Long-term convertible note payable to related party	200,000	-

Total Liabilities	1,418,426	699,937

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 39,734,854 and 39,449,138 shares, March 31, 2014 and December 31, 2013, respectively	1,987	1,973
Additional paid-in capital	130,450,707	130,039,561
Accumulated deficit	(128,311,560)	(126,873,491)

Total Stockholders' Equity (Deficit)	2,141,134	3,168,043

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,559,560	$3,867,980

The accoompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
REVENUES:
Products	$316,470	$363,831
Total revenues	316,470	363,831

COST OF REVENUES:
Products	313,981	669,473
Total cost of revenues	313,981	669,473

GROSS MARGIN	2,489	(305,642)

OPERATING EXPENSES:
Research and development costs	398,377	56,678
Selling, general and administrative	1,101,610	1,776,772
Total operating expenses	1,499,987	1,833,450

OPERATING LOSS	(1,497,498)	(2,139,092)

OTHER INCOME (EXPENSES):
Rental and other income	200	-
Interest income	6,781	6,838
Interest expense - other	(508)	(39)
Interest expense - debt	(5,232)	-
Change in fair value - derivative	48,188	(4,418,050)
Expense for modification of warrants	-	(4,789,801)
Settlement gain (loss)	10,000	-
Total other income (expenses)	59,429	(9,201,052)

NET LOSS	$(1,438,069)	$(11,340,144)

Less Preferred Dividends	-	56,144

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,438,069)	$(11,396,288)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.42)

Weighted Average Number of Shares Basic and Diluted	39,728,505	26,868,311

The accoompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,438,069)	$(11,340,144)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation - stock options vested	251,159	676,932
Common shares issued for director fees	160,001	200,002
Shares & warrants issued for services	-	46,627
Loss on equity modification	-	4,789,801
Depreciation	165,158	161,109
Change in derivative liability, net of bifurcation	(48,188)	4,418,050
Changes in operating assets and liabilities:
Accounts receivable	173,220	(91,755)
Inventory	(99,015)	(158,462)
Prepaid expenses and other assets	19,983	3,203
Note receivable	(6,781)	(6,781)
Accounts payable and accrued expenses	66,677	43,161
CASH USED IN OPERATING ACTIVITIES	(755,855)	(1,258,257)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of stock options	-	10,100
Proceeds from exercise of warrants	-	2,225,621
Borrowing on short term debt	500,000	-
Borrowing on long term note payable	200,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	700,000	2,235,721
NET (DECREASE) INCREASE IN CASH	(55,855)	977,464

CASH AT BEGINNING OF PERIOD	443,472	644,804
CASH AT THE PERIOD ENDED MARCH 31	$387,617	$1,622,268

Supplemental Disclosures of Cash Flow Information:
Cashless exercise of warrants	$-	$6
Cashless exercise of options	$-	$4
Shares issued for stock payable related to settlement loss	$-	$1,881,250
Preferred stock conversion	$-	$2,690,056
Change in derivative liability due to exercise of warrants	$-	$1,410,651
Change in derivative liability due to conversion of preferred stock	$-	$2,761,688
Dividends payable declared	$-	$56,144

The accoompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
March 31, 2014
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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated net loss equal to $128,311,560 as of March 31, 2014. This factor raises substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at March 31, 2014 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results for the three months ended March 31, 2014 may not be indicative of results for the year ending December 31, 2014 or any future periods.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of March 31, 2014 and December 31, 2013 the allowance for doubtful accounts was $0.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $387,617 in cash at March 31, 2014 and $443,472 at December 31, 2013.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2014, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

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

Level one — Quoted market prices in active markets for identical assets or liabilities

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at March 31, 2014 was $46,861 compared to $95,049 as of December 31, 2013.  The decrease in fair value for the three months ended March 31, 2014 was $48,188 compared to an increase of $4,418,050 for the three months ended March 31, 2013.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/13	$95,049	$-	$-	$95,049	$95,049

Change in derivative liabilities due to
settlements	-	-	-	-	-
Change in derivative liabilities valuation	(48,188)	-	-	(48,188)	(48,188)
	(48,188)	-	-	(48,188)	(48,188)

Derivative Liabilities
3/31/14	$46,861	$-	$-	$46,861	$46,861

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the three months ended March 31, 2014 and 2013 were $0 and $250, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock options of $251,159 and $676,932 for the three months ended March 31, 2014 and 2013, respectively.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update was effective in the first quarter of 2014. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4 – INVENTORY

At March 31, 2014 and December 31, 2013, inventory consists of the following:

	3/31/14	12/31/13
Raw materials	$26,754	$27,575
Packaging	10,456	8,178
Work-in-process	20,593	33,527
Finished goods	585,747	475,255

	$643,550	$544,535

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31, 2014 and December 31, 2013, property and equipment, net consists of the following:

	3/31/14	12/31/13
Production, engineering and other equipment	$6,422,110	$6,422,110
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,069,718	$10,069,718
Accumulated depreciation	($8,434,570)	($8,269,412)
Property and equipment, net	$1,635,148	$1,800,306

Depreciation expense was $165,158 and $161,109 for the three months ended March 31, 2014 and 2013, respectively.  During 2014, the Company has not sold any equipment.

NOTE 6 – NOTE RECEIVABLE

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

In addition, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP may not draw down on the line of credit more than $75,000 in any given thirty day period.  The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, are specifically guaranteed by its parent company, AVEKA Inc.  As of March 31, 2014, the Company has advanced a total of $500,000 under this line of credit, and accrued interest on the advance was $57,431.

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with Aveka Nutra Processing LLC relating to the repayment of the line of credit advances made by the Company plus interest.  Commencing on April 1, 2014, Aveka Nutra Processing agreed to begin paying the Company $5,000 per month to be applied to the advances made and accrued interest.

NOTE 7 – SHORT-TERM BORROWINGS

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

Pursuant to the Security Agreement, dated March 24, 2014, between the Company and Fordham (the “Security Agreement”), the Equipment Loan is secured by a first priority security interest in all of the Company’s equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting the Company from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.

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

NOTE 8 – ACCRUED EXPENSES AND OTHER

At March 31, 2014 and December 31, 2013 accrued expenses consist of the following:

	3/31/14	12/31/13
Accrued payroll and taxes	$46,659	$51,566
Accrued settlements	102,000	102,000
Accrued interest	5,232	-
Accrued expenses and other	17,273	40,578

	$171,164	$194,144

NOTE 9 – CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On February 11, 2014 the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The Conversion Price was greater than the closing stock price on the agreeement date, therefore no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

See “Subsequent Events” described in Note 20 below.

NOTE 10 – PREFERRED STOCK

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

As of March 31, 2014, no shares of Series I or II Preferred Stock remained outstanding.

NOTE 11 – LIQUIDATED DAMAGES

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

NOTE 12 – DERIVATIVE LIABILITIES

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

Our derivative liabilities decreased to $46,861 at March 31, 2014 from $95,049 at December 31, 2013.  The change in fair value during the three months ended March 31, 2014 was $48,188 as compared to $4,418,050 for the three months ended March 31, 2013.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2014 and December 31, 2013:

	3/31/14	12/31/13
Common stock warrants	$46,861	$95,049
Embedded conversion features for
convertible debt or preferred shares	-	-

Total	$46,861	$95,049

Beginning balance	$95,049	$8,025,381
Bifurcated amount	-	-
Change in derivative liability valuation	(48,188)	(966,736)
Change in derivative liability - settlements	-	(6,963,596)

Total	$46,861	$95,049

NOTE 13 – EQUITY

Common Stock Issued to Directors

On January 2, 2014 the Company issued 285,716 shares of common stock to its four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $160,001 related to these issuances.  These shares were valued based on the closing price on the grant date.

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the first quarter of 2014 there were no warrants or options exercised for cash.

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

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the first quarter of 2014 the Company did not issue any shares of common stock on the cashless exercise of warrants or options.

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

Convertible Preferred Stock

On March 18, 2013, Brightline Ventures I converted Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of March 31, 2013 there was no Series II Convertible Preferred Stock outstanding and, therefore, there were no accrued dividends at March 31, 2013.

As of March 31, 2014 there was no Convertible Preferred Stock outstanding.

NOTE 14 – STOCK-BASED COMPENSATION PLAN AND WARRANTS

The Company’s Incentive Compensation Plan (the “Plan”), which was last amended and restated with shareholder approval in December 2012, provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards.

A summary of the status of stock options under the Plan as of March 31, 2014 and December 31, 2013 is as follows:

	3/31/14		12/31/13
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,583,762	$1.16	7,728,877	$1.01
Granted	1,844,300	$0.56	2,176,535	$1.67
Exercised	-	$-	(293,650)	$0.98
Expired and Cancelled	(80,000)	$1.02	(28,000)	$2.18
	11,348,062		9,583,762

Outstanding, end of period	11,348,062	$1.06	9,583,762	$1.16

Exercisable at end of period	9,964,837	$1.14	9,536,262	$1.17

During the three months ended March 31, 2014 the Company granted to employees 1,844,300 options at an exercise price of $0.56 per share valued at $916,225.  Stock-based compensation expense for the three months ended March 31, 2014 was $251,159.  As of March 31, 2014, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $687,168 and will be recognized in each of the remaining fiscal 2014 quarters.

During the three months ended March 31, 2013, the Company granted 1,986,535 options valued at $2,079,484.  Stock-based compensation expense for the three months ended March 31, 2013 was $676,932.

During the three months ended March 31, 2014, there were no stock options exercised either for cash or on a cashless basis.

During the three months ended March 31, 2013 a former employee exercised 10,000 stock options and the Company received proceeds of $10,100.  Also during this period the Company issued 79,825 shares of Common Stock on the cashless exercise of 160,000 stock options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model.  This model uses the assumptions listed in the table below for stock options granted in 2014.  Expected volatilities are based on the historical volatility of the Company’s stock.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

3/31/14

Weighted average fair value per option granted	$0.4968
Risk-free interest rate	1.75%
Expected dividend yield	0.00%
Expected lives	2.688
Expected volatility	98.91%

Stock options outstanding at March 31, 2014 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	8,874,527	2.4	$0.77	7,491,302
$1.51-$3.00	2,348,535	3.5	$1.67	2,348,535
$3.01-$5.00	125,000	3.6	$3.11	125,000
	11,348,062	2.7	$1.07	9,964,837

Warrants

As of March 31, 2014, the Company has warrants outstanding to purchase 16,590,351, shares of the Company’s common stock, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through November 2018.   The summary of the status of the warrants issued by the Company as of March 31, 2014 and December 31, 2013 are as follows:

	3/31/14		12/31/13
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	16,688,265	$1.44	23,392,811	$1.46
Granted	-	$-	4,010,295	$1.18
Exercised	-	$-	(2,287,730)	$1.43
Cashless Exercises	-	$-	(8,082,535)	$1.43
Expired and Cancelled	(97,914)	$0.01	(344,576)	$0.88
	16,590,351		16,688,265

Outstanding, end of period	16,590,351	$1.44	16,688,265	$1.44

Exercisable at end of period	16,590,351	$1.44	16,688,265	$1.44

There were no warrants granted during the three months ended March 31, 2014.  Also during this period there were no warrants exercised either for cash or on a cashless basis.

For the three months ended March 31, 2013, there were no warrants granted to investors.

During the three months ended March 31, 2013, several investors participated in a warrant exercise program that resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of the Company’s common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during February 2013. The conversion of these warrants raised $2,195,110 of gross proceeds for the Company.

Also during the first quarter of 2013, other investors exercised 82,753 warrants and received 82,753 shares of common stock with the Company receiving proceeds of $30,511.  Other investors exercised 223,988 of warrants on a cashless basis and the Company issued 117,999 shares of common stock during this period.

NOTE 15 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s major customers are food manufacturers.  There were three significant customers that each accounted for greater than 10% of sales for the three months ended March 31, 2014. These three customers accounted for 33%, 23% and 11% of total net sales, respectively.   In addition, the same three customers accounted for more than 10% each of total accounts receivable for the quarter ended March 31, 2014.  These customers accounted for 36%, 26% and 17% of the accounts receivable as of March 31, 2014, respectively.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At March 31, 2014 and December 31, 2013, $137,617 and $193,472, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 16 – COMMITMENTS

Building Lease

The Company leases a combined research and development and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  On March 14, 2014, the Company extended the lease until May 2015 and the required monthly rental payments increased to $21,361, inclusive of property taxes.  Insurance and maintenance are billed when due.  If the Company wishes to remain at this facility beyond the lease expiration date, it will need to negotiate a new lease with the landlord, which cannot be assured.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

For the three months ended March 31, 2014 and 2013, the Company recognized rent expense of $66,783 and $80,333, respectively. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2014	$192,249
2015	85,444
2016	-
2017	-
2018	-
$277,693

NOTE 17 – PENDING LITIGATION/CONTINGENT LIABILITY

On July 7, 2007, the Company and Greg Halpern, its former Chief Executive Officer in his individual capacity, were served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.   The trial court has issued a default order against the Company, and has denied the Company’s Motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and will vigorously defends the claim. The outcome of this matter is unknown as of the report date.  However, the Company has allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this matter.

On or about December 12, 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois with a complaint by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case was subsequently transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries. On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim.  During the fourth quarter of 2013, the parties settled all outstanding matters and the case has been dismissed.  On January 21, 2014 as part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

NOTE 18 – RELATED PARTY TRANSACTIONS

On January 2, 2014 the Company issued 285,716 shares of common stock to its four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $160,001 related to these issuances.  These shares were valued based on the closing price on the grant date.

On February 11, 2014 the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

On January 22, 2013 the Company issued 114,944 shares of common stock to its four non-executive directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith (28,736 shares each). The Company recognized a total of expense of $200,002 related to these issuances.  These shares were valued based on the closing price on the grant date.

On February 27, 2013 Morris Garfinkle and Mark Hershhorn, Directors of the Company, participated in a warrant exercise program in which all holders of $1.50 warrants were allowed to exercise their warrants for a $1.25 strike price until February 28, 2013.  Mr. Garfinkle exercised 200,000 warrants and received 200,000 shares of Common Stock.  Mr. Hershhorn exercised 30,000 warrants and received 30,000 shares of Common Stock.  Also on this date, Mr. Hershhorn exercised other warrants, with various exercise prices, and received 28,525 shares of Common Stock.  On March 6, 2013, Mr. Garfinkle exercised other warrants, with various exercise prices, and received 26,571 shares of Common Stock.

On March 18, 2013, Brightline Ventures I converted 665,339 shares of preferred stock plus accrued dividends of $533,000 into 3,859,697 shares of the Company’s common stock as disclosed in Notes 10 and 13 above.

See “Subsequent Events” described in Note 20 below.

NOTE 19 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2014.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 20 – SUBSEQUENT EVENTS

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00, subject to adjustment as described in the note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00, subject to adjustment as described in the note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00, subject to adjustment as described in the note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.