Form 10-Q
period 2014-06-30
Z TRIM HOLDINGS, INC
filed 2014-08-12
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to __________.

Commission File Number:  001-32134
Z Trim Holdings, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-4197173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2014
Common Stock, $0.00005 par value	39,734,854

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT Table of Contents

Item		Page
PART I
Item l.	Financial Statements (see below)	3

Item 2.	Management's Discussion and Analysis of Financial	3
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		16

EXHIBIT INDEX		17

Financial Statements	Balance Sheets
	At June 30, 2014 (unaudited) and December 31, 2013	F-1

	Statements of Operations
	for the three and six months ended June 30, 2014 and 2013 (unaudited)	F-2

	Statements of Cash Flows
	for the six months ended June 30, 2014 and 2013 (unaudited)	F-3

	Notes to Financial Statements (unaudited)	F-4

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the second quarter of 2014 declined 44% as compared to the same period in 2013.  The reasons for the decline were that two customers had discontinued product lines that incorporated the Company’s ingredients for reasons other than the performance of the particular ingredients.  In addition, two of the larger customers of the Company had on hand sufficient inventory, therefore, eliminating the need to place orders during the second quarter.  Company management believes that it will not have similar issues in the third and fourth quarters for 2014.   Sales for the first six months of fiscal 2014 were down 29% as compared to the first six months of fiscal 2013.

On July 16, 2014, the Company announced that it had retained Chandler Horton, a former VP of R&D at Keystone Foods, LLC, as an External Consultant.  Mr. Horton will advise and assist the management team in several critical areas of the company's food ingredient business, including: sales and marketing initiatives; strategic partnership opportunities; and raising awareness about Z Trim solutions in key domestic and offshore markets.

Mr. Horton spent over 37 years at Keystone, a global food services company that supplies some of the world's finest consumer brands with high-quality, fresh and frozen animal protein products including poultry, beef, pork and fish.  As Vice President of R&D, he led the company's customer centric research and development process, which focuses on consumer needs and tastes as well as operational productivity and sustainability as it relates to new food products.

On June 18, 2014 the Company announced that it had retained Gordon F. Brunner, a former Chief Technology Officer of Procter & Gamble® (NYSE: PG), as an External Consultant.  Mr. Brunner will assist the management team in several key areas, including: the review of all matters relating to the company's intellectual property; research and development of products, processes and applications derived from that property; the investigation of strategic research partnership opportunities; and initiatives designed to raise awareness regarding Z Trim's technology capabilities in relevant commercial, industrial, scientific and investment sectors.

Mr. Brunner spent nearly four decades at Procter & Gamble. As Senior Vice President, Chief Technology Officer and Head of Worldwide Research and Development, he was instrumental in accelerating product innovation and led the creation of one of the most effective global R&D organizations. A native of Des Plaines, IL, Mr. Brunner earned a BS in Biochemical Engineering from the University of Wisconsin and an MBA from Xavier University. He has served on Z Trim's Advisory Board since 2011.

On April 22, 2014, the Company announced it engaged the services of two new distributors – SPI Group (www.spigroup.net) and Unipex Solutions Canada (http://www.unipex.ca/en/index.php).

SPI Group is a distributor of specialty ingredients to food, nutritional, and nutraceutical manufacturers in the Western United States and Canada.

Unipex Solutions Canada, a leader in the distribution of active ingredients and specialty chemicals, offers a wide range of distinctive services and customized solutions throughout North America. Additionally, their sales force has technical expertise in key markets such as personal care, pharmaceutical, nutraceutical, and nutrition, as well as industrial specialties including lubricants, HI&I, and oil & gas.

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

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Morris Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On July 15, 2014, the Company entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable.  The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors.

On July 16, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Amended Note”) in the amount of $582,841.63.  The Amended Note requires monthly payments of principal of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 16, 2014, the Company and Fordham Capital Partners, LLC entered into a First Amendment to Security Agreement in which the Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original Security Agreement indicated above.

On July 25, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Second Amended Note”) in the amount of $668,750.  The Second Amended Note requires one monthly payment of principal of $12,143 plus interest, commencing on July 25, 2014 followed by successive monthly installments of principal of $13,679 plus interest and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Second Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 25, 2014, the Company and Fordham Capital Partners, LLC entered into a Second Amendment to Security Agreement in which the Second Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original and the First Security Agreement indicated above.

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

Results of Operations

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenues

Revenue for the three months ended June 30, 2014 was $212,154, as compared to revenue of $382,126 for the three months ended June 30, 2013, a decrease of 44%.  Our revenue for the three months ended June 30, 2014 and 2013 was entirely attributable to product sales.  The reasons for the decline were that two customers had discontinued product lines that incorporated the Company’s ingredients for reasons other than the performance of the particular ingredients.  In addition, two of the larger customers of the Company had on hand sufficient inventory, therefore, eliminating the need to place orders during the second quarter.  Company management believes that it will not have similar issues in the third and fourth quarters for 2014.

Cost of Revenues

Cost of revenues for products sold for the three months ended June 30, 2014 and 2013 was $215,971 and $597,292, respectively, a decrease of $381,321 or 63.8%.  The decrease in costs of goods sold in the current year’s period was attributable to our total reliance on our outside toll manufacturer to produce sellable product. Costs that previously were related to the Company’s manufacturing of products at our pilot facility are now classified as research and development costs. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to increase production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the three months ended June 30, 2014 was $3,817, or approximately 1.8% of revenues, as compared to a gross loss of $215,166, or approximately 56% of revenues for the three months ended June 30, 2013.  Gross income or loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

As a result of all manufacturing activity being moved to ANP, direct manufacturing costs that were previously included with Costs of Revenue are now related to the Company’s efforts at research and development of new products and processes using different feed stocks, expanded grade applications and more efficient manufacturing methods.  These costs are being classified as operating expenses for the three months ended June 30, 2014.  Therefore, operating expenses for the three months ended June 30, 2014 were $1,518,291 (including $397,990 of research and development costs) as compared to $1,624,701 (which includes $2,000 of research and development costs) for the three months ended June 30, 2013, a decrease of $106,410, or 6.6%.

The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2014	2013
Stock based compensation expenses	$363,560	$758,535
Salary expenses	319,320	322,746
Professional fees	17,630	90,724
Non-manufacturing depreciation expenses	560	928
Employment recruiting expenses	-	297
Investor relation expense	5,389	55,030

	$706,459	$1,228,260

The decrease in stock-based compensation was attributable to a decrease in market price for the stocks on the date employee stock options were granted.  Professional fees were higher in 2013 due to legal fees incurred regarding a settlement with a former provider of investment services and work related to potential capital raising activities. Investor relations expense was higher due to work related to potential capital raising activities in 2013.  Excluding stock-based compensation expenses, directors’ fees and non-manufacturing depreciation expenses, which are non-cash items, our operating expenses, excluding research and development costs, for the three months ended June 30, 2014 and 2013 were $680,182 and $865,239, respectively.  Operating expenses excluding non-cash items is a non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure and is provided by our management to provide further information regarding uses of cash during the periods presented.  This non-GAAP measure, we believe, will assist our investors to better understand our uses of cash resources with respect to operating expenses during the periods presented.  The GAAP presentation is as set forth in our financial statements.

Included as research and development costs are the following:

	Three Months Ended June 30,
	2014	2013
Salary and employee benefits	$90,599	$-
Depreciation expense	164,595	-
Utilities	51,337	-
Product analysis and testing	65,182	-
Repairs and supplies	11,378	-
Other	14,898	2,000

	$397,989	$2,000

Operating Loss

The operating loss for the three months ended June 30, 2014 decreased to $1,522,108 compared to $1,839,867 for the three months ended June 30, 2013 due to the reasons described above.

Other Income (Expenses)

Other expense for the three months ending on June 30, 2014 was $51,969 as compared to other income of $4,922,094 for the three months ending on June 30, 2013.  The decrease in other income (expenses) of $4,974,063 was primarily due to the decrease in the fair value of our derivatives, which resulted in additional income of $4,929,042 during 2013. The decrease in the fair value of the derivative liability resulted from the conversion of derivative securities during the period that originally led to the recognition of the derivative liability.   Interest expense on debt of $43,066 incurred during the three months ended June 30, 2014 related to the short-term borrowings and convertible note payable discussed above.  There was no interest expense recognized during the three months ended June 30, 2013 due to all convertible notes payable being converted to common stock during fiscal year 2012.

Net Loss

As a result of the above, for the three months ended June 30, 2014, we reported a net loss of $1,574,077 as compared to net income of $3,082,227 for the three months ended June 30, 2013.

Basic and Diluted Net Income (Loss) per Share

The basic and diluted net loss per share for the three months ended June 30, 2014 was $0.04 as compared to the basic and diluted net income per share of $0.10 and $0.08, respectively, for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenues

Revenue for the six months ended June 30, 2014 was $528,624, as compared to revenue of $745,957 for the six months ended June 30, 2013, a decrease of 29%.  Our revenue for the six months ended June 30, 2014 and 2013 was entirely attributable to product sales.  The reasons for the decline were that two customers had discontinued product lines that incorporated the Company’s ingredients for reasons other than the performance of the particular ingredients.  In addition, two of the larger customers of the Company had on hand sufficient inventory, therefore, eliminating the need to place orders during the second quarter.  Company management believes that it will not have similar issues in the third and fourth quarters for 2014.

Cost of Revenues

Cost of revenues for products sold for the six months ended June 30, 2014 and 2013 was $529,952 and $1,266,765, respectively, a decrease of $736,813 or 58.2%.  The decrease in costs of goods sold in the current year’s period was attributable to our total reliance on our outside toll manufacturer to produce sellable product. Costs that previously were related to the Company’s manufacturing of products at our pilot facility are now classified as research and development costs. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to increase production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the six months ended June 30, 2014 was $1,328, or approximately 0.3% of revenues, as compared to a gross loss of $520,808, or approximately 69.8% of revenues for the six months ended June 30, 2013.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

As a result of all manufacturing activity being moved to ANP, direct manufacturing costs that were previously included with Costs of Revenue are now related to the Company’s efforts at research and development of new products and processes using different feed stocks, expanded grade applications and more efficient manufacturing methods.  These costs are being classified as operating expenses for the six months ended June 30, 2014.  Therefore, operating expenses for the six months ended June 30, 2014 were $3,018,279 (including $796,367 of research and development costs) as compared to $3,458,151 (which includes $58,678 of research and development costs) for the six months ended June 30, 2013, a decrease of $439,872, or12.7%.

The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2014	2013
Stock based compensation expenses	$614,719	$1,435,467
Salary expenses	653,463	646,747
Professional fees	96,536	329,048
Non-manufacturing depreciation expenses	1,122	2,094
Employment recruiting expenses	395	590
Investor relation expense	30,879	124,130

	$1,397,114	$2,538,076

The decrease in stock-based compensation was attributable to a decrease in market price for the stocks on the date employee stock options were granted.  Professional fees were higher in 2013 due to legal fees incurred regarding a settlement with a former provider of investment services and work related to potential capital raising activities. Investor relations expense was higher due to work related to potential capital raising activities in 2013.  Excluding stock-based compensation expenses, directors’ fees and non-manufacturing depreciation expenses, which are non-cash items, our operating expenses, excluding research and development costs, for the six months ended June 30, 2014 and 2013 were $1,370,070 and $1,820,588, respectively.  Operating expenses excluding non-cash items is a non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure and is provided by our management to provide further information regarding uses of cash during the periods presented.  This non-GAAP measure, we believe, will assist our investors to better understand our uses of cash resources with respect to operating expenses during the periods presented.  The GAAP presentation is as set forth in our financial statements.

Included as research and development costs are the following:

	Six Months Ended June 30,
	2014	2013
Salary and employee benefits	$183,267	$-
Depreciation expense	329,191	-
Utilities	100,711	-
Product analysis and testing	138,730	-
Repairs and supplies	13,274	-
Other	31,194	58,678

	$796,367	$58,678

Operating Loss

The operating loss for the six months ended June 30, 2014 decreased to $3,019,607 compared to $3,978,959 for the six months ended June 30, 2013 due to the reasons described above.

Other Income (Expenses)

Other income for the six months ending on June 30, 2014 was $7,460 as compared to other expenses of $4,278,958 for the six months ending on June 30, 2013.  The increase in other income (expenses) of $4,286,418 was primarily due to the decrease in the fair value of our derivatives, which resulted in additional income of $4,326,997 as compared to the prior year. The decrease in the fair value of the derivative liability resulted from the conversion of derivative securities during the period that originally led to the recognition of the derivative liability.   Interest expense on debt of $48,298 incurred during the six months ended June 30, 2014 related to the short-term borrowings and convertible note payable discussed above.  There was no interest expense recognized during the six months ended June 30, 2013 due to all convertible notes payable being converted to common stock during fiscal year 2012.

Net Loss

As a result of the factors discussed above, for the six months ended June 30, 2014 and 2013, we reported net losses of $3,012,147 and $8,257,917, respectively.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the six months ended June 30, 2014 was $0.08 as compared to the basic and diluted net loss per share of $0.28 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had a cash balance of $16,887, a decrease from a balance of $443,472 at December 31, 2013.  At June 30, 2014, we had a working capital deficit of $418,682, as compared to working capital of $805,195 as of December 31, 2013.  The decrease in working capital primarily resulted from the increases in inventory, accounts payable and short-term borrowings as a result of an unanticipated change in the ordering pattern of several customers that resulted in a decrease in orders during the first six months of 2014.

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

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On July 15, 2014, the Company entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable.  The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors.

On July 16, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Amended Note”) in the amount of $582,841.63.  The Amended Note requires monthly payments of principal of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 16, 2014, the Company and Fordham Capital Partners, LLC entered into a First Amendment to Security Agreement in which the Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original Security Agreement indicated above.

On July 25, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Second Amended Note”) in the amount of $668,750.  The Second Amended Note requires one monthly payment of principal of $12,143 plus interest, commencing on July 25, 2014 followed by successive monthly installments of principal of $13,679 plus interest and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Second Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 25, 2014, the Company and Fordham Capital Partners, LLC entered into a Second Amendment to Security Agreement in which the Second Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original and the First Security Agreement indicated above.

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

Certain of the Company’s warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. These reset provisions result in a derivative liability in our financial statements.  Our derivative liabilities decreased to $60,666 at June 30, 2014 from $95,049 at December 31, 2013.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In connection with the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.   The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, AVEKA Inc.  As of June 30, 2014, the amount outstanding to ANP under the line of credit was $491,689.  This extension of credit to ANP had a material adverse impact on the Company’s cash resources, which has required the Company to seek additional capital resources to fund its operations.

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with ANP relating to the repayment of the line of credit advances made by the Company plus interest.  Commencing on April 1, 2014, ANP agreed to begin paying the Company $5,000 per month to be applied to the advances made and accrued interest.

The following discussion focuses on information in more detail on the main elements of the $426,585 net decrease in cash during the six months ended June 30, 2014 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the six month periods ended June 30:

	2014	2013
Cash used in operating activities	$(1,621,335)	$(2,649,215)
Cash provided by financing activities	1,194,750	2,483,723

(Decrease) Increase in cash	$(426,585)	$(165,492)

Cash used in operating activities was $1,621,335 during the six month period ended June 30, 2014, compared to $2,649,215 in the six month period ended June 30, 2013.  Net losses of $3,012,147 and $8,257,917 for the six months ended June 30, 2014 and 2013, respectively, were the primary reasons for our negative operating cash flow in both periods.  The Company’s negative operating cash flow for the six months ended June 30, 2014 was offset by the effects of non-cash charges to income including stock-based compensation, shares issued for directors fees and depreciation. During the six months ended June 30, 2013 the Company’s negative operating cash flow was offset by $4,789,801 of expense related to the equity modification to warrants and changes in the fair value of the derivative liability as a result of warrants being exercised.

No cash was provided by or used in investing activities in either period.

Cash provided by financing activities was $1,194,750 in the six month period ended June 30, 2014, compared to $2,483,723 during the six month period ended June 30, 2013.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity. During the first six months of 2014, the Company raised $500,000 in short-term borrowings and $726,000 from convertible notes payable from various related parties as discussed above.  The Company’s warrant exercise program raised approximately $2,405,989 in additional capital during the first six months of 2013.  The Company did not engage in any debt financing for the six months ended June 30, 2013.

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of June 30, 2014, the amount outstanding to ANP under the line of credit was $491,689.

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

Following the quarter ended March 31, 2014, the Company entered into the following additional debt instruments:

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

Following the six months ending June 30, 2014, the Company entered into the following additional debt instruments:

On July 15, 2014, the Company entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable.  The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors.

On July 16, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Amended Note”) in the amount of $582,841.63.  The Amended Note requires monthly payments of principal of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 16, 2014, the Company and Fordham Capital Partners, LLC entered into a First Amendment to Security Agreement in which the Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original Security Agreement indicated above.

On July 25, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Second Amended Note”) in the amount of $668,750.  The Second Amended Note requires one monthly payment of principal of $12,143 plus interest, commencing on July 25, 2014 followed by successive monthly installments of principal of $13,679 plus interest and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Second Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 25, 2014, the Company and Fordham Capital Partners, LLC entered into a Second Amendment to Security Agreement in which the Second Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original and the First Security Agreement indicated above.

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

Capital Expenditures.  At June 30, 2014, the Company has no material commitments for capital expenditures.

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

In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and will vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by the Company, claiming it was owed in excess of $95,000 by LIBCO Industries.  On March 6, 2012, the Company paid $62,500 to Process Piping, LLC in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted the Company’s motion for partial summary judgment on the tortious interference claim.  During the fourth quarter of 2013, the parties settled all outstanding matters and the case have been dismissed.  On January 21, 2014 as part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Z TRIM HOLDINGS, INC.
(Registrant)

Date: August 12, 2014	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer

Date: August 12, 2014                                                                           /s/ Brian Chaiken
Brian Chaiken
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended June 30, 2014

Exhibit Number	Description
10.1	Unsecured and Noninterest Bearing Note Payable dated July 15, 2014, to Edward B. Smith in the principal amount of $64,000.+*

10.2	Amended and Restated Equipment Revolving Note dated July 16, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC.(1)

10.3	First Amendment to Security Agreement dated July 16, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC.(1)

10.4	Second Amended and Restated Equipment Revolving Note dated July 25, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC.(2)

10.5	Second Amendment to Security Agreement dated July 25, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC.(2)
10.6	14% Convertible Subordinated Secured Note dated August 6, 2014, to Edward B. Smith in the principal amount of $264,000.(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
1.01 LAB	XBRL Extension Labels Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
_______

+ Management compensatory plan or arrangement.

* Filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2014.

(2)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 24, 2014.

(3)	Incorporated herein by reference to Edward Smith's Form 4 filed with the Securities and Exchange Commission on August 7, 2014.

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013	F-1

Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	F-4

Notes to Financial Statements as of June 30, 2014 and 2013 (unaudited)	F-5

Z TRIM HOLDINGS, INC.
BALANCE SHEET

ASSETS

	(Unaudited)
	6/30/14	12/31/13

Current Assets
Cash and cash equivalents	$16,887	$443,472
Accounts receivable	179,570	380,238
Inventory	769,326	544,535
Prepaid expenses and other assets	64,464	136,887

Total current assets	1,030,247	1,505,132

Long Term Assets
Note receivable	$549,208	$550,650
Other assets	56,097	11,892
Property and equipment, net	1,469,993	1,800,306

Total long term assets	2,075,298	2,362,848

TOTAL ASSETS	$3,105,545	$3,867,980

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	6/30/14	12/31/13

Current Liabilities
Accounts payable	$693,351	$374,566
Short-term borrowings	468,750	-
Accrued expenses and other	189,984	194,144
Accrued liquidated damages	36,178	36,178
Derivative liabilities	60,666	95,049
Total Current Liabilities	1,448,929	699,937

Long-term convertible notes payable to related parties	726,000	-

Total Liabilities	2,174,929	699,937

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 39,734,854 and 39,449,138 shares, June 30, 2014 and December 31, 2013, respectively	1,987	1,973
Additional paid-in capital	130,814,267	130,039,561
Accumulated deficit	(129,885,638)	(126,873,491)

Total Stockholders' Equity (Deficit)	930,616	3,168,043

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,105,545	$3,867,980

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Products	$212,154	$382,126	$528,624	$745,957
Total revenues	212,154	382,126	528,624	745,957

COST OF REVENUES:
Products	215,971	597,292	529,952	1,266,765
Total cost of revenues	215,971	597,292	529,952	1,266,765

GROSS MARGIN	(3,817)	(215,166)	(1,328)	(520,808)

OPERATING EXPENSES:
Research and development costs	397,990	-	796,367	-
Selling, general and administrative	1,120,301	1,624,701	2,221,912	3,458,151
Total operating expenses	1,518,291	1,624,701	3,018,279	3,458,151

OPERATING LOSS	(1,522,108)	(1,839,867)	(3,019,607)	(3,978,959)

OTHER INCOME (EXPENSES):
Rental and other income	-	-	200	-
Interest income	6,777	6,857	13,558	13,695
Interest expense - other	(1,875)	-	(2,383)	(39)
Interest expense - debt	(43,066)	-	(48,298)	-
Change in fair value - derivative	(13,805)	4,915,237	34,383	497,187
Expense for modification of warrants	-	-	-	(4,789,801)
Settlement gain (loss)	-	-	10,000	-
Total other income (expenses)	(51,969)	4,922,094	7,460	(4,278,958)

NET INCOME (LOSS)	$(1,574,077)	$3,082,227	$(3,012,147)	$(8,257,917)

Less Preferred Dividends	-	-	-	56,144

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,574,077)	$3,082,227	$(3,012,147)	$(8,314,061)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.04)	$0.10	$(0.08)	$(0.28)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.04)	$0.08	$(0.08)	$(0.28)

Weighted Average Number of Shares Basic	39,734,854	32,208,939	39,731,697	29,551,265
Weighted Average Number of Shares Diluted	39,734,854	37,720,441	39,731,697	29,551,265

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,012,147)	$(8,257,917)
Adjustments to reconcile loss from continuing operations to
net cash used in operating activities:
Stock based compensation - stock options vested	614,719	1,435,467
Common shares issued for director fees	160,001	200,002
Shares & warrants issued for services	-	61,133
Loss on equity modification	-	4,789,801
Depreciation	330,313	321,979
Change in derivative liability, net of bifurcation	(34,383)	(497,187)
Changes in operating assets and liabilities:
Accounts receivable	200,668	(131,568)
Inventory	(224,791)	(525,561)
Prepaid expenses and other assets	28,218	(2,318)
Note receivable	1,442	(13,637)
Accounts payable and accrued expenses	314,625	(29,409)
CASH USED IN OPERATING ACTIVITIES	(1,621,335)	(2,649,215)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of stock options	-	77,734
Proceeds from exercise of warrants	-	2,405,989
Borrowing on short term debt	500,000	-
Borrowing on long term note payable	726,000	-
Principal payments on debt	(31,250)	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,194,750	2,483,723
NET (DECREASE) INCREASE IN CASH	(426,585)	(165,492)

CASH AT BEGINNING OF PERIOD	443,472	644,804
CASH AT THE PERIOD ENDED JUNE 30	$16,887	$479,312

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$25,023	$-
Cashless exercise of warrants	$-	$16
Cashless exercise of options	$-	$4
Shares issued for stock payable related to settlement loss	$-	$1,881,250
Preferred stock conversion	$-	$2,690,056
Change in derivative liability due to exercise of warrants	$-	$1,817,360
Change in derivative liability due to conversion of preferred stock	$-	$2,761,688
Dividends payable declared	$-	$56,144

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
June 30, 2014
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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated net loss equal to $129,885,638 as of June 30, 2014. This factor raises substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at June 30, 2014 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results for the six months ended June 30, 2014 may not be indicative of results for the year ending December 31, 2014 or any future periods.

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

Allowance for Doubtful Accounts
Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of June 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $16,887 in cash at June 30, 2014 and $443,472 at December 31, 2013.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2014, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at June 30, 2014 was $60,666 compared to $95,049 as of December 31, 2013.  The decrease in fair value for the six months ended June 30, 2014 was $34,383 as compared to $497,187 for the six months ended June 30, 2013.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/13	$95,049	$-	$-	$95,049	$95,049

Change in derivative liabilities due to
settlements	-	-	-	-	-
Change in derivative liabilities valuation	(34,383)	-	-	(34,383)	(34,383)
	(34,383)	-	-	(34,383)	(34,383)

Derivative Liabilities
6/30/14	$60,666	$-	$-	$60,666	$60,666

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the six months ended June 30, 2014 and 2013 were $90 and $250, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock options of $614,719 and $1,435,467 for the six months ended June 30, 2014 and 2013, respectively.

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

NOTE 4 – INVENTORY

At June 30, 2014 and December 31, 2013, inventory consists of the following:

	6/30/14	12/31/13
Raw materials	$34,448	$27,575
Packaging	7,298	8,178
Work-in-process	16,270	33,527
Finished goods	711,310	475,255

	$769,326	$544,535

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At June 30, 2014 and December 31, 2013,  property and equipment, net consists of the following:

	6/30/14	12/31/13
Production, engineering and other equipment	$6,422,110	$6,422,110
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,069,718	$10,069,718
Accumulated depreciation	($8,599,725)	($8,269,412)
Property and equipment, net	$1,469,993	$1,800,306

Depreciation expense was $330,313 and $321,979 for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014 and 2013, the Company did not sell any equipment.

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

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with Aveka Nutra Processing LLC relating to the repayment of the line of credit advances made by the Company plus interest.  Commencing on April 1, 2014, Aveka Nutra Processing agreed to begin paying the Company $5,000 per month to be applied to the advances made and accrued interest.  As of June 30, 2014, the amount outstanding to ANP under the line of credit was $491,689 and accrued interest on the advance was $57,519.

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

NOTE 8 – ACCRUED EXPENSES AND OTHER

At June 30, 2014 and December 31, 2013 accrued expenses consist of the following:

	6/30/14	12/31/13
Accrued payroll and taxes	$58,942	$51,566
Accrued settlements	102,000	102,000
Accrued interest	23,275	-
Accrued expenses and other	5,767	40,578

	$189,984	$194,144

NOTE 9 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On February 11, 2014 the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The Conversion Price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

Our derivative liabilities decreased to $60,666 at June 30, 2014 from $95,049 at December 31, 2013.  The decrease in fair value during the six months ended June 30, 2014 was $34,383 as compared to $497,187 for the six months ended June 30, 2013.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2014 and December 31, 2013:

	6/30/14	12/31/13
Common stock warrants	$60,666	$95,049
Embedded conversion features for
convertible debt or preferred shares	-	-

Total	$46,861	$95,049

Beginning balance	$95,049	$8,025,381
Bifurcated amount	-	-
Change in derivative liability valuation	(34,383)	(966,736)
Change in derivative liability - settlements	-	(6,963,596)

Total	$60,666	$95,049

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

During the first six months of 2014 there were no warrants or options exercised for cash.

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

During the six months ended June 30, 2013, two former employees exercised 91,400 stock options and the Company received proceeds of $77,734.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the first and second quarters of 2014 the Company did not issue any shares of common stock on the cashless exercise of warrants or options.

During the first and second quarters of 2013 the Company issued 318,490 shares of common stock on the cashless exercise of 617,844 warrants.  Also during this period the Company issued 89,115 shares of Common Stock on the cashless exercise of 176,000 stock options.  In recognition of the cashless exercise of both the warrants and stock options, the Company recorded an increase to Common Stock of $20, offset by a $20 decrease to additional paid in capital.

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

Convertible Preferred Stock

On March 18, 2013, Brightline Ventures I converted Series II Convertible Preferred Stock of $3,326,697 together with $533,000 of accrued dividends thereon into 3,859,697 shares of the Company’s Common Stock.  As of June 30, 2013 there was no Series II Convertible Preferred Stock outstanding and, therefore, there were no accrued dividends at June 30, 2013.

As of June 30, 2014 there was no Convertible Preferred Stock outstanding.

NOTE 14 – STOCK-BASED COMPENSATION PLAN AND WARRANTS

The Company’s Incentive Compensation Plan (the “Plan”), which was last amended and restated with shareholder approval in December 2012, provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards.

A summary of the status of stock options under the Plan as of June 30, 2014 and December 31, 2013 is as follows:

	6/30/14			12/31/13
	Number of Shares	Weighted Average Exercise Price	Value	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,583,762	$1.16	$7,829,187	7,728,877	$1.01
Granted	2,069,300	$0.57	$3,321,013	2,176,535	$1.67
Exercised	-	$-	$(191,500)	(293,650)	$0.98
Expired and Cancelled	(160,000)	$1.36	$-	(28,000)	$2.18
	11,493,062		10,958,700	9,583,762

Outstanding, end of period	11,493,062	$1.05	10,958,700	9,583,762	$1.16

Exercisable at end of period	10,420,912	$1.11	$7,952,039	9,536,262	$1.17

During the six months ended June 30, 2014 the Company granted 2,069,300 options valued at $1,024,170.  Stock-based compensation expense for the three and six months ended June 30, 2014 was $363,560 and $614,719, respectively.  As of June 30, 2014, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $382,406 and will be recognized in each of the remaining fiscal 2014 quarters.

During the six months ended June 30, 2013, the Company granted 2,176,535 options valued at $2,270,121.  Stock-based compensation expense for the three and six months ended June 30, 2013 was $676,932 and $1,435,467, respectively.

During the six months ended June 30, 2014, there were no stock options exercised either for cash or on a cashless basis.

During the six months ended June 30, 2013, two former employees exercised 91,400 stock options and the Company received proceeds of $77,734.  Also during this period the Company issued 89,115 shares of Common Stock on the cashless exercise of 176,000 stock options.

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

6/30/14
Weighted average fair value per option granted	$0.4968
Risk-free interest rate	1.75%
Expected dividend yield	0.00%
Expected lives	2.688
Expected volatility	98.91%

Stock options outstanding at June 30, 2014 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01-$1.50	9,099,527	2.5	$0.75	8,027,377
$1.51-$3.00	2,268,535	3.5	$1.67	2,268,535
$3.01-$5.00	125,000	3.6	$3.11	125,000
	11,493,062	2.7	$1.06	10,420,912

Warrants

As of June 30, 2014, the Company has warrants outstanding to purchase 16,491,351 shares of the Company’s common stock, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through November 2018.   The summary of the status of the warrants issued by the Company as of June 30, 2014 and December 31, 2013 are as follows:

	6/30/14		12/31/13
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	16,688,265	$1.44	23,392,811	$1.46
Granted	-	$-	4,010,295	$1.18
Exercised	-	$-	(2,287,730)	$1.28
Cashless Exercises	-	$-	(8,082,535)	$1.43
Expired and Cancelled	(196,914)	$0.74	(344,576)	$0.88
	16,491,351		16,688,265

Outstanding, end of period	16,491,351	$1.44	16,688,265	$1.44

Exercisable at end of period	16,491,351	$1.44	16,688,265	$1.44

There were no warrants granted during the six months ended June 30, 2014.  Also during this period there were no warrants exercised either for cash or on a cashless basis.

For the six months ended June 30, 2013, there were no warrants granted to investors.

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

NOTE 15 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were two significant customers that each accounted for greater than 10% of net sales for the six months ended June 30, 2014. These two customers accounted for 40% and 23% of total net sales, respectively.   In addition, the same two customers accounted for more than 10% each of total accounts receivable for the quarter ended June 30, 2014.  These customers accounted for 59% and 15% of the accounts receivable as of June 30, 2014, respectively.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At June 30, 2014 and December 31, 2013, $0 and $193,472, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

For the six months ended June 30, 2014 and 2013, the Company recognized rent expense of $135,066 and $144,416, respectively. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2014	$128,166
2015	85,444
2016	-
2017	-
2018	-
$213,610

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

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

See “Subsequent Events” described in Note 20 below.

NOTE 19 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2014.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 20 – SUBSEQUENT EVENTS

On July 15, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable.  The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors.

On July 16, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Amended Note”) in the amount of $582,841.63.  The Amended Note requires monthly payments of principal of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 16, 2014, the Company and Fordham Capital Partners, LLC entered into a First Amendment to Security Agreement in which the Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original Security Agreement indicated above.

On July 25, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Second Amended Note”) in the amount of $668,750.  The Second Amended Note requires one monthly payment of principal of $12,143 plus interest, commencing on July 25, 2014 followed by successive monthly installments of principal of $13,679 plus interest and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Second Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 25, 2014, the Company and Fordham Capital Partners, LLC entered into a Second Amendment to Security Agreement in which the Second Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original and the First Security Agreement indicated above.

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.