Form 10-Q
period 2014-09-30
Z TRIM HOLDINGS, INC
filed 2014-11-14
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2014
Common Stock, $0.00005 par value	39,734,854

 Z TRIM HOLDINGS, INC.

 FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

See Financial Statements beginning on page F-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Unless the context requires otherwise, in this report, the “Company,” “Z Trim,” “Z Trim Holdings,” “we,” “us” and “our” refer to Z Trim Holdings, Inc.

Overview

Z Trim Holdings, Inc. is a bio-technology company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing and other industries.   The Company currently sells a line of products to the food industry that is designed to help manufacturers reduce their costs, improve the quality of finished goods, and also help solve many production problems.  The Company’s innovative technology provides value-added ingredients across virtually all food industry categories.  These all-natural products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity—all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the third quarter of 2014 increased 22% as compared to the same period in 2013.  The reason for the increase was due to the expansion of our products into a variety of applications such as frozen fish patties, sauces and dressings, seasonings for prepared foods and pre-packaged meat products.   Company management believes that the increased diversity of product applications and sales will continue in the fourth quarter.  Sales for the first nine months of fiscal 2014 were down 15% as compared to the first nine months of fiscal 2013.

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

On April 25, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% per annum computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Morris Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% per annum computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% per annum computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (November 29, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (December 23, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $70,000.  The note matures in two months (December 30, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenues

Revenue for the three months ended September 30, 2014 was $360,710, as compared to revenue of $296,286 for the three months ended September 30, 2013, an increase of 22%.  Our revenue for the three months ended September 30, 2014 and 2013 was entirely attributable to product sales.   The reason for the increase was due to the expansion of our products into a variety of applications such as frozen fish patties, sauces and dressings, seasonings for prepared foods and pre-packaged meat products.

Cost of Revenues

Cost of revenues for products sold for the three months ended September 30, 2014 and 2013 was $349,946 and $605,309, respectively, a decrease of $255,363 or 42.2%.  The decrease in costs of goods sold in the current year’s period was attributable to our reliance on our outside toll manufacturer to produce sellable product. Costs that previously were related to the Company’s manufacturing of products at our pilot facility are now classified as research and development costs. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to increase production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Income (Loss)

Gross income for the three months ended September 30, 2014 was $10,764, or approximately 3.0% of revenues, as compared to a gross loss of $309,023, or approximately 104% of revenues for the three months ended September 30, 2013.  Gross income or loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

As a result of all manufacturing activity being moved to ANP, direct manufacturing costs that were previously included with Costs of Revenues are now related to the Company’s efforts at research and development of new products and processes using different feed stocks, expanded grade applications and more efficient manufacturing methods.  These costs are being classified as operating expenses for the three months ended September 30, 2014 and 2013.  Therefore, operating expenses for the three months ended September 30, 2014 were $1,400,861 (including $365,345 of research and development costs) as compared to $1,620,947 (which includes $7,189 of research and development costs) for the three months ended September 30, 2013, a decrease of $220,086, or 13.6%.

The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2014	2013
Stock based compensation expenses	$377,731	$763,637
Salary expenses	293,179	318,097
Professional fees	46,696	209,552
Non-manufacturing depreciation expenses	559	927
Employment recruiting expenses	-	444
Investor relation expense	7,834	64,662

	$725,999	$1,357,319

The decrease in stock-based compensation was attributable to a decrease in market price for the stocks in 2013 on the date employee stock options were granted.  Professional fees were higher in 2013 due to legal fees incurred regarding a settlement with a former provider of investment services and work related to potential capital raising activities. Investor relations expense was higher due to work related to potential capital raising activities in 2013.  Excluding stock-based compensation expenses, directors’ fees and non-manufacturing depreciation expenses, which are non-cash items, our operating expenses, excluding research and development costs, for the three months ended September 30, 2014 and 2013 were $657,225 and $849,194, respectively.  Operating expenses excluding non-cash items is a non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure and is provided by our management to provide further information regarding uses of cash during the periods presented.  This non-GAAP measure, we believe, will assist our investors to better understand our uses of cash resources with respect to operating expenses during the periods presented.  The GAAP presentation is as set forth in our financial statements.

Included as research and development costs are the following:

	Three Months Ended September 30,
	2014	2013
Salary and employee benefits	$89,350	$-
Depreciation expense	164,596	-
Utilities	42,561	-
Product analysis and testing	59,124	-
Repairs and supplies	6,721	-
Other	2,992	7,189

	$365,345	$7,189

Operating Loss

The operating loss for the three months ended September 30, 2014 decreased to $1,390,097 compared to $1,929,970 for the three months ended September 30, 2013 due to the reasons described above.

Other Expenses

Other expense for the three months ending on September 30, 2014 was $22,865 as compared to $577,234 for the three months ending on September 30, 2013.  The decrease in other expenses of $554,369 was primarily due to the change in the fair value of our derivative liability, which resulted in other income of $36,742 as compared to $409,604 in 2013.  This was offset against the $990,656 of additional expense relating to the modification of warrants exercised during the third quarter of 2013.   Interest expense on debt of $64,362 incurred during the three months ended September 30, 2014 related to the short-term borrowings and convertible and nonconvertible notes payable discussed above.  There was no interest expense recognized during the three months ended September 30, 2013 due to all convertible notes payable being converted to common stock during fiscal year 2012.

Net Loss

As a result of the above, for the three months ended September 30, 2014, we reported a net loss of $1,412,962 as compared to $2,507,204 for the three months ended September 30, 2013.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended September 30, 2014 was $0.04 as compared to $0.07 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenues

Revenue for the nine months ended September 30, 2014 was $889,334, as compared to revenue of $1,042,243 for the nine months ended September 30, 2013, a decrease of 15%.  Our revenue for the nine months ended September 30, 2014 and 2013 was entirely attributable to product sales.  The reasons for the decline were that two customers had discontinued product lines that incorporated the Company’s ingredients for reasons other than the performance of the particular ingredients.  In addition, two of the larger customers of the Company had on hand sufficient inventory, therefore, eliminating the need to place orders during the second quarter.

Cost of Revenues

Cost of Revenues for products sold for the nine months ended September 30, 2014 and 2013 was $879,898 and $1,813,396, respectively, a decrease of $933,498 or 51.5%.  The decrease in costs of goods sold in the current year’s period was attributable to our reliance on our outside toll manufacturer to produce sellable product. Costs that previously were related to the Company’s manufacturing of products at our pilot facility are now classified as research and development costs. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to increase production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Income (Loss)

Gross income for the nine months ended September 30, 2014 was $9,436, or approximately 1.1% of revenues, as compared to a gross loss of $771,153, or approximately 74.0% of revenues for the nine months ended September 30, 2013.  Gross income or loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

As a result of all manufacturing activity being moved to ANP, direct manufacturing costs that were previously included with Costs of Revenues are now related to the Company’s efforts at research and development of new products and processes using different feed stocks, expanded grade applications and more efficient manufacturing methods.  These costs are being classified as operating expenses for the nine months ended September 30, 2014 and 2013.  Therefore, operating expenses for the nine months ended September 30, 2014 were $4,419,139 (including $1,161,712 of research and development costs) as compared to $5,137,776 (which includes $65,867 of research and development costs) for the nine months ended September 30, 2013, a decrease of $718,637, or 14.0%.

The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2014	2013
Stock based compensation expenses	$992,450	$2,199,104
Salary expenses	946,642	964,844
Professional fees	143,232	538,600
Non-manufacturing depreciation expenses	1,681	3,020
Employment recruiting expenses	395	1,034
Investor relation expense	38,713	188,792

	$2,123,113	$3,895,394

The decrease in stock-based compensation was attributable to a decrease in market price for the stocks on the date employee stock options were granted.  Professional fees were higher in 2013 due to legal fees incurred in 2013 regarding a settlement with a former provider of investment services and work related to potential capital raising activities. Investor relations expense was higher due to work related to potential capital raising activities in 2013.  Excluding stock-based compensation expenses, directors’ fees and non-manufacturing depreciation expenses, which are non-cash items, our operating expenses, excluding research and development costs, for the nine months ended September 30, 2014 and 2013 were $2,027,295 and $2,669,783, respectively.  Operating expenses excluding non-cash items is a non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure and is provided by our management to provide further information regarding uses of cash during the periods presented.  This non-GAAP measure, we believe, will assist our investors to better understand our uses of cash resources with respect to operating expenses during the periods presented.  The GAAP presentation is as set forth in our financial statements.

Included as research and development costs are the following:

	Nine Months Ended September 30,
	2014	2013
Salary and employee benefits	$272,617	$-
Depreciation expense	493,787	-
Utilities	143,272	-
Product analysis and testing	197,854	-
Repairs and supplies	19,995	-
Other	34,187	65,867

	$1,161,712	$65,867

Operating Loss

The operating loss for the nine months ended September 30, 2014 decreased to $4,409,703 as compared to $5,908,929 for the nine months ended September 30, 2013 due to the reasons described above.

Other Expenses

Other expense for the nine months ending on September 30, 2014 was $15,405 as compared to $4,856,192 for the nine months ending on September 30, 2013.  The decrease in other expenses of $4,840,787 was primarily due to the change in the fair value of our derivative liability, which resulted in other income of $71,125 as compared to $906,791 for 2013.  This was offset against the $5,780,457 of additional expense relating to the modification of warrants during the February 2013 warrant exercise program.   Interest expense on debt of $112,660 incurred during the nine months ended September 30, 2014 related to the short-term borrowings and convertible and nonconvertible notes payable discussed above.  There was no interest expense recognized during the nine months ended September 30, 2013 due to all convertible notes payable being converted to common stock during fiscal year 2012.

Net Loss

As a result of the factors discussed above, for the nine months ended September 30, 2014 and 2013, we reported net losses of $4,425,108 and $10,765,121, respectively.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the nine months ended September 30, 2014 was $0.11 as compared to the basic and diluted net loss per share of $0.35 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had a cash balance of $69,994, a decrease from a balance of $443,472 at December 31, 2013.  At September 30, 2014, we had a working capital deficit of $1,232,731, as compared to working capital of $805,195 as of December 31, 2013.  The decrease in working capital primarily resulted from the increases in inventory, accounts payable and short-term borrowings as a result of an unanticipated change in the ordering pattern of several customers that resulted in a decrease in orders during the first nine months of 2014.

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

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (December 23, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $70,000.  The note matures in two months (December 30, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

Certain of the Company’s warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. These reset provisions result in a derivative liability in our financial statements.  Our derivative liabilities decreased to $23,924 at September 30, 2014 from $95,049 at December 31, 2013.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In connection with the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit at an interest rate of 5.5%.  The line of credit is only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.   The loan is to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, AVEKA Inc.  As of September 30, 2014, the amount outstanding to ANP under the line of credit was $480,777.  This extension of credit to ANP had a material adverse impact on the Company’s cash resources, which has required the Company to seek additional capital resources to fund its operations.

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with ANP relating to the repayment of the line of credit advances made by the Company plus interest.  Commencing on April 1, 2014, ANP agreed to begin paying the Company $5,000 per month to be applied to the advances made and accrued interest.

The following discussion focuses on information in more detail on the main elements of the $373,478 net decrease in cash during the nine months ended September 30, 2014 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the nine month period ending September 30:

	2014	2013
Cash used in operating activities	$(2,077,727)	$(3,729,712)
Cash provided by investing activities	-	750
Cash provided by financing activities	1,704,249	3,529,580

Decrease in cash	$(373,478)	$(199,382)

Cash used in operating activities was $2,077,727 during the nine month period ending September 30, 2014, compared to $3,729,712 in the nine month period ending September 30, 2013.  Net losses of $4,425,108 and $10,765,121 for the nine months ended September 30, 2014 and 2013, respectively, were the primary reasons for our negative operating cash flow in both periods.  The Company’s negative operating cash flow for the nine months ending September 30, 2014 was offset by the effects of non-cash charges to income including stock-based compensation and depreciation and the increase in accounts payable and accrued liabilities of $948,801. During the nine months ending September 30, 2013 the Company’s negative operating cash flow was offset by $5,780,457 of expense related to the equity modification to warrants and changes in the fair value of the derivative liability as a result of warrants being exercised, the non-cash charges to income including stock based compensation and depreciation, and the decrease in inventory.

There was no cash provided by or used in investing activities for the nine months ending September 30, 2014.  For the comparable period in 2013, $750 of cash was provided by investing activities as a result of proceeds received from the sale of fixed assets.

Cash provided by financing activities was $1,704,249 in the nine month period ending September 30, 2014, compared to $3,529,580 during the nine month period ending September 30, 2013.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity.  During the first nine months of 2014, the Company raised $700,000 in short-term borrowings, $990,000 from convertible notes payable from various related parties and $85,000 from a nonconvertible note payable from a related party as discussed above.  During the nine months ending September 30, 2013, the Company raised $962,000 from the sale of common stock, $77,734 in proceeds from the exercise of stock options and $2,489,846 in proceeds from the Company’s warrant exercise program.  The Company did not engage in any debt financing for the nine months ended September 30, 2013.

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of September 30, 2014, the amount outstanding to ANP under the line of credit was $480,777.

Debt Instruments. Please refer to discussion under “Liquidity and Capital Resources” section above.

Capital Expenditures.  At September 30, 2014, the Company has no material commitments for capital expenditures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2007, the Company and Greg Halpern, its former Chief Executive Officer in his individual capacity, were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and damages in excess of $200,000. The trial court has issued a default order against the Company, and has denied the Company’s motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the date of this report.  However, the Company has accrued a liability in the amount of $102,000 in respect to this litigation.

Item 1A.	Risk Factors

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2013.  There has been no material changes to the risk factors set forth in our annual report on Form 10-K for fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2014 the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% per annum computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.

On April 25, 2014, the Company entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.

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

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), as transactions by an issuer not involving any public offering.  The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

Z TRIM HOLDINGS, INC.
(Registrant)

Date: November 14, 2014	/s/ Steven J. Cohen
Steven J. Cohen
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	/s/ John R. Elo
John R. Elo
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended September 30, 2014

Exhibit Number	Description

10.1	14% Nonconvertible Subordinated Secured Note dated September 29, 2014, to Edward B. Smith in the principal amount of $85,000.*

10.2	14% Nonconvertible Subordinated Secured Note dated October 23, 2014, to Edward B. Smith in the principal amount of $85,000.*

10.3	14% Nonconvertible Subordinated Secured Note dated October 30, 2014, to Edward B. Smith in the principal amount of $70,000.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

1.01 LAB	XBRL Extension Labels Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

* Filed herewith.

Z TRIM HOLDINGS, INC.
BALANCE SHEETS

ASSETS

	(Unaudited) 9/30/2014	12/31/2013

Current Assets
Cash and cash equivalents	$69,994	$443,472
Accounts receivable	107,013	380,238
Inventory	748,530	544,535
Prepaid expenses and other assets	133,594	136,887

Total current assets	1,059,131	1,505,132

Long Term Assets
Note receivable	$535,949	$550,650
Other assets	277,330	11,892
Property and equipment, net	1,304,838	1,800,306

Total long term assets	2,118,117	2,362,848

TOTAL ASSETS	$3,177,248	$3,867,980

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,227,841	$374,566
Short-term borrowings	629,249	-
Short-term nonconvertible note payable to related party	85,000	-
Accrued expenses and other	289,670	194,144
Accrued liquidated damages	36,178	36,178
Derivative liabilities	23,924	95,049
Total Current Liabilities	2,291,862	699,937

Long-term convertible notes payable to related parties	990,000	-

Total Liabilities	3,281,862	699,937

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 39,734,854 and 39,449,138 shares, September 30, 2014 and December 31, 2013, respectively	1,987	1,973
Additional paid-in capital	131,191,998	130,039,561
Accumulated deficit	(131,298,599)	(126,873,491)

Total Stockholders' Equity (Deficit)	(104,614)	3,168,043

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,177,248	$3,867,980

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Products	$360,710	$296,286	$889,334	$1,042,243
Total revenues	360,710	296,286	889,334	1,042,243

COST OF REVENUES:
Products	349,946	605,309	879,898	1,813,396
Total cost of revenues	349,946	605,309	879,898	1,813,396

GROSS MARGIN	10,764	(309,023)	9,436	(771,153)

OPERATING EXPENSES:
Research and development costs	365,345	7,189	1,161,712	65,867
Selling, general and administrative	1,035,516	1,613,758	3,257,427	5,071,909
Total operating expenses	1,400,861	1,620,947	4,419,139	5,137,776

OPERATING LOSS	(1,390,097)	(1,929,970)	(4,409,703)	(5,908,929)

OTHER EXPENSES:
Rental and other income	-	-	200	-
Interest income	6,741	6,931	20,299	20,626
Interest expense - other	(1,986)	(1,779)	(4,369)	(1,818)
Interest expense - debt	(64,362)	-	(112,660)	-
Change in fair value - derivative	36,742	409,604	71,125	906,791
Gain (loss) on asset disposals, net	-	(1,334)	-	(1,334)
Expense for modification of warrants	-	(990,656)	-	(5,780,457)
Settlement gain (loss)	-	-	10,000	-
Total other expenses	(22,865)	(577,234)	(15,405)	(4,856,192)

NET LOSS	$(1,412,962)	$(2,507,204)	$(4,425,108)	$(10,765,121)

Less Preferred Dividends	-	-	-	56,144

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,412,962)	$(2,507,204)	$(4,425,108)	$(10,821,265)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.07)	$(0.11)	$(0.35)

Weighted Average Number of Shares Basic and Diluted	39,734,854	34,234,710	39,731,697	31,129,569

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,425,108)	$(10,765,121)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options vested	992,450	2,199,104
Common shares issued for director fees	160,001	200,002
Shares & warrants issued for services	-	61,133
Loss on equity modification	-	5,780,457
Depreciation	495,468	482,813
Loss on disposal of equipment		1,334
Change in derivative liability, net of bifurcation	(71,125)	(906,791)
Changes in operating assets and liabilities:
Accounts receivable	273,225	(48,854)
Inventory	(203,995)	(974,999)
Prepaid expenses and other assets	(262,145)	(98,402)
Note receivable	14,701	(20,568)
Accounts payable and accrued expenses	948,801	360,180
CASH USED IN OPERATING ACTIVITIES	(2,077,727)	(3,729,712)

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from sale of fixed assets	-	750
CASH PROVIDED BY INVESTING ACTIVITIES	-	750

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	-	962,000
Proceeds from exercise of stock options	-	77,734
Proceeds from exercise of warrants	-	2,489,846
Borrowing on short term debt	700,000	-
Borrowing on long term notes payable	990,000	-
Borrowing on short term note payable	85,000	-
Principal payments on debt	(70,751)	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,704,249	3,529,580
NET (DECREASE) INCREASE IN CASH	(373,478)	(199,382)

CASH AT BEGINNING OF PERIOD	443,472	644,804
CASH AT THE PERIOD ENDED SEPTEMBER 30	$69,994	$445,422

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$58,177	$-
Cashless exercise of warrants	$-	$180
Cashless exercise of options	$-	$5
Shares issued for stock payable related to settlement loss	$-	$1,881,250
Preferred stock conversion	$-	$2,690,056
Change in derivative liability due to exercise of warrants	$-	$4,225,744
Change in derivative liability due to conversion of preferred stock	$-	$2,761,688
Dividends payable declared	$-	$56,144

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
September 30, 2014
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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated deficit equal to $131,298,599 as of September 30, 2014. This factor raises substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at September 30, 2014 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results for the nine months ended September 30, 2014 may not be indicative of results for the year ending December 31, 2014 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of September 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $69,994 in cash at September 30, 2014 and $443,472 at December 31, 2013.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2014, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one — Quoted market prices in active markets for identical assets or liabilities
Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at September 30, 2014 was $23,924 compared to $95,049 as of December 31, 2013.  The decrease in fair value for the nine months ended September 30, 2014 was $71,125 as compared to $906,791 for the nine months ended September 30, 2013.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/2013	$95,049	$-	$-	$95,049	$95,049
Change in derivative liabilities due to settlements	-	-	-	-	-
Change in derivative liabilities valuation	(71,125)	-	-	(71,125)	(71,125)
	(71,125)	-	-	(71,125)	(71,125)

Derivative Liabilities
9/30/2014	$23,924	$-	$-	$23,924	$23,924

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the nine months ended September 30, 2014 and 2013 were $90 and $250, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock options of $992,450 and $2,199,104 for the nine months ended September 30, 2014 and 2013, respectively.

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

NOTE 4 – INVENTORY

At September 30, 2014 and December 31, 2013, inventory consists of the following:

	9/30/2014	12/31/2013
Raw materials	$44,106	$27,575
Packaging	7,346	8,178
Work-in-process	13,378	33,527
Finished goods	683,700	475,255

	$748,530	$544,535

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At September 30, 2014 and December 31, 2013,  property and equipment, net consists of the following:

	9/30/2014	12/31/2013
Production, engineering and other equipment	$6,422,110	$6,422,110
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,069,718	$10,069,718
Accumulated depreciation	$(8,764,880)	$(8,269,412)

Property and equipment, net	$1,304,838	$1,800,306

Depreciation expense was $495,468 and $482,813 for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, the Company did not sell any equipment.  For the nine months ended September 30, 2013, the Company sold equipment with a net book value of $2,084 and received proceeds of $750.  The Company recognized a loss of $1,334 with respect to such sale of equipment.

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

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with Aveka Nutra Processing LLC relating to the repayment of the line of credit advances made by the Company plus interest.  Commencing on April 1, 2014, Aveka Nutra Processing agreed to begin paying the Company $5,000 per month to be applied to the advances made and accrued interest.  As of September 30, 2014, the amount outstanding to ANP under the line of credit was $480,777 and accrued interest on the advance was $55,172.

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

NOTE 8 – SHORT-TERM NONCONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

See “Subsequent Events” described in Note 21 below.

NOTE 9 – ACCRUED EXPENSES AND OTHER

At September 30, 2014 and December 31, 2013 accrued expenses consist of the following:

	9/30/2014	12/31/2013
Accrued payroll and taxes	$106,865	$51,566
Accrued settlements	102,000	102,000
Accrued interest	54,484	-
Accrued expenses and other	26,321	40,578

	$289,670	$194,144

NOTE 10 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

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

On July 15, 2014, the Company entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable.  The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors.  On August 6, 2014 this note was rolled into the $264,000 convertible subordinated secured note indicated below.

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

See “Subsequent Events” described in Note 21 below.

NOTE 11 – PREFERRED STOCK

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

NOTE 12 – LIQUIDATED DAMAGES

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

NOTE 13 – DERIVATIVE LIABILITIES

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

Our derivative liabilities decreased to $23,924 at September 30, 2014 from $95,049 at December 31, 2013.  The decrease in fair value during the nine months ended June 30, 2014 was $71,125 as compared to $906,791 for the nine months ended September 30, 2013.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Common stock warrants	$23,924	$95,049
Embedded conversion features forconvertible debt or preferred shares	-	-

Total	$23,924	$95,049

Beginning balance	$95,049	$8,025,381
Bifurcated amount	-	-
Change in derivative liability valuation	(71,125)	(966,736)
Change in derivative liability - settlements	-	(6,963,596)

Total	$23,924	$95,049

NOTE 14 – EQUITY

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

During the first nine months of 2014 there were no warrants or options exercised for cash.

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
During the nine months ended September 30, 2013, two former employees exercised 91,400 stock options and the Company received proceeds of $77,734.

Common Stock Issued in Private Placements and on the Cashless Exercise of Warrants and/or Stock Options

During the nine months ended September 30, 2014 the Company did not issue any shares of common stock on the cashless exercise of warrants or options.

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

As of September 30, 2014 there was no Convertible Preferred Stock outstanding.

NOTE 15 – STOCK-BASED COMPENSATION PLAN AND WARRANTS

The Company’s Incentive Compensation Plan (the “Plan”), which was last amended and restated with shareholder approval in December 2012, provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards.

A summary of the status of stock options under the Plan as of September 30, 2014 and December 31, 2013 is as follows:

	9/30/2014		12/31/2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,583,762	$1.16	7,728,877	$1.01
Granted	2,372,800	$0.58	2,176,535	$1.67
Exercised	-	$-	(293,650)	$0.98
Expired and Cancelled	(922,887)	$0.99	(28,000)	$2.18
	11,033,675		9,583,762

Outstanding, end of period	11,033,675	$1.05	9,583,762	$1.16

Exercisable at end of period	10,372,100	$1.09	9,536,262	$1.17

During the nine months ended September 30, 2014 the Company granted 2,372,800 options valued at $912,994.  Stock-based compensation expense for the three and nine months ended September 30, 2014 was $377,731 and $992,450, respectively.  As of September 30, 2014, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $3,366 and will be recognized in the fourth quarter of 2014.

During the nine months ended September 30, 2013, the Company granted 2,176,535 options valued at $2,270,121.  Stock-based compensation expense for the three and nine months ended September 30, 2013 was $753,299 and $2,199,104, respectively.

During the nine months ended September 30, 2014, there were no stock options exercised either for cash or on a cashless basis.

During the nine months ended September 30, 2013, two former employees exercised 91,400 stock options and the Company received proceeds of $77,734.  Also, during the nine months ended September 30, 2013, the Company issued 100,528 shares of common stock on the cashless exercise of 202,250 stock options.

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

9/30/2014
Weighted average fair value per option granted	$0.3130 - $0.4968
Risk-free interest rate	.086 - 1.75%
Expected dividend yield	0.00%
Expected lives	2.688
Expected volatility	82.11 - 98.91%

Stock options outstanding at September 30, 2014 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.01-$1.50	8,716,807	2.1	$0.73	8,055,232
$1.51-$3.00	2,191,868	3.0	$1.67	2,191,868
$3.01-$5.00	125,000	3.1	$3.11	125,000
	11,033,675	2.3	$1.06	10,372,100

Warrants

As of September 30, 2014, the Company has warrants outstanding to purchase 16,446,351 shares of the Company’s common stock, at prices ranging from $0.01 to $1.50 per share.  These warrants expire at various dates through November 2018.   The summary of the status of the warrants issued by the Company as of September 30, 2014 and December 31, 2013 are as follows:

	9/30/2014		12/31/2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	16,688,265	$1.44	23,392,811	$1.46
Granted	-	$-	4,010,295	$1.18
Exercised	-	$-	(2,287,730)	$1.28
Cashless Exercises	-	$-	(8,082,535)	$1.43
Expired and Cancelled	(241,914)	$0.87	(344,576)	$0.88
	16,446,351		16,688,265

Outstanding, end of period	16,446,351	$1.44	16,688,265	$1.44

Exercisable at end of period	16,446,351	$1.44	16,688,265	$1.44

There were no warrants granted during the nine months ended September 30, 2014.  Also during this period there were no warrants exercised either for cash or on a cashless basis.

For the nine months ended September 30, 2013, there were 4,010,295 warrants granted to investors.

Warrant exercises into common stock for the nine months ended September 30, 2013 are discussed in Note 13 above.

NOTE 16 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers.  There were two significant customers that each accounted for greater than 10% of net sales for the nine months ended September 30, 2014. These two customers accounted for 38% and 35% of total net sales, respectively.   As of September 30, 2014, there were four customers that accounted for more than 10% each of the total accounts receivable.  These customers accounted for 38%, 14%, 13% and 11% of the accounts receivable as of September 30, 2014, respectively.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At September 30, 2014 and December 31, 2013, $0 and $193,472, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 17 – COMMITMENTS

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

For the nine months ended September 30, 2014 and 2013, the Company recognized rent expense of $202,599 and $208,499, respectively. The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2014	$64,083
2015	85,444
2016	-
2017	-
2018	-
$149,527

NOTE 18 – PENDING LITIGATION/CONTINGENT LIABILITY

On July 7, 2007, the Company and Greg Halpern, its former Chief Executive Officer in his individual capacity, were served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is the plaintiffs are seeking damages in excess of $200,000.   The trial court has issued a default order against the Company, and has denied the Company’s Motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and will vigorously defends the claim. The outcome of this matter is unknown as of the report date.  However, the Company has accrued a liability in the amount of $102,000 in respect to this litigation.

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

NOTE 19 – RELATED PARTY TRANSACTIONS

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

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

See “Subsequent Events” described in Note 21 below.

NOTE 20 – GUARANTEES

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

NOTE 21 – SUBSEQUENT EVENTS

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (December 23, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $70,000.  The note matures in two months (December 30, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.