Form 10-K
period 2014-12-31
Z TRIM HOLDINGS, INC
filed 2015-03-31
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No ☒

The aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price  $0.84  as of the last business day of the registrant’s most recently completed second quarter was:   $30,197,202.

The number of shares of our common stock outstanding as of March 31, 2015 was 40,711,778.

Documents Incorporated by Reference:  None.

ii

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

iii

PART I

ITEM 1.	BUSINESS.

Overview

Z Trim Holdings, Inc. is an agritech company that owns existing, and seeks to develop new, products and processes that convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. We currently sell a line of all-natural products to the food industry designed to help manufacturers reduce their costs, improve the quality of finished goods, and solve many production problems.  Our innovative technology can provide value-added all-natural ingredients across virtually all food industry categories.  These products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

We have developed products that manage moisture to help reduce production costs and improve nutritional value in finished foods, while maintaining the essential taste and mouth-feel associated with full-fat products.  The potential global market for Z Trim’s line of products spans the entire food and nutritional beverage industry, including fat-free, low-fat, reduced-fat and full-fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

In July 2012, we opened an industrial products division focusing on the manufacture, marketing and sales of products designed specifically for industrial applications, including oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  When used in industrial operations, we believe that Z Trim’s products can reduce costs, enhance supply-chain reliability, limit environmental impact, and improve finished product quality compared to current products such as guar gum, xanthan gum, CMC, lignosulfonates and starches used as binders, adhesives, viscofiers or emulsifiers. In January 2013, we entered into a joint development agreement with Newpark Drilling Fluids LLC, a subsidiary of Newpark Resources, Inc., to develop new, environmentally-friendly drilling fluids that incorporate Z Trim's proprietary industrial materials that could replace products such as guar and xanthan gums in drilling applications.

Products

Our core product portfolio of multifunctional food ingredients includes Corn Z Trim® (both GMO and non-GMO) and Oat Z Trim®. The superior water-holding capacity and amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, oil deflection, texture and appearance quality, fat and calorie reduction. Perhaps most significantly, these attributes allow manufacturers using Z Trim to reduce costs of finished products by replacing more expensive ingredients with Z Trim fiber and water.  Z Trim® is now being used by food manufacturers world-wide, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and are increasingly discovering how Z Trim® multifunctional ingredients can help to delight their consumers with finished products that we believe have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

Major market drivers such as greater nutrition awareness, increasing obesity trends, the economy, rising costs and hectic lifestyles have triggered an evolution of the food industry and consumer expectations.  Our goal is to further enable food manufacturers to address the challenges and opportunities of this evolution by helping them to lower their costs, differentiate their products, achieve their growth objectives, and delight their customers.  Through ongoing product applications research, we develop solutions that help food manufacturers solve formulation and product challenges and capture market opportunities with high quality, innovative products that fulfill consumer demands.

We currently manufacture and market Z Trim® products as cost-competitive ingredients that help improve the food industry’s ability to deliver on its promises of quality, taste, and healthfulness. Our primary goal is to establish Z Trim as an important ingredient in the evolution of the food industry and consumer expectations.

We began manufacturing non-GMO corn products in early 2013 with the intent to meet potentially expanding domestic and international demand.  On February 6, 2013, we announced that we had recorded our first sales of such products.

In 2012, we opened an industrial division seeking to serve a variety of industries, including, but not limited to, oil drilling, hydraulic fracturing, petroleum coking, pharmaceuticals, nutracuticals, paper and corrugated box adhesives, and others.  We are developing products from our patented technologies to make value-added ingredients from low-cost agricultural sources to serve these industries.

In February 2013, we announced our first sale of industrial grade Bio-Fiber Gum for use in the petroleum coke industry.

Product Distribution

We are developing our food ingredient market through (i) direct and brokered sales to major food manufacturers, as well as small and midsize companies for packaged retail foods, and (ii) direct and brokered sales to large and small foodservice manufacturers that supply to restaurants, hospitals, schools and cafeterias. In addition to direct sales, we use a network of ingredient distributors, both domestic and international, to distribute our products.

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

Dependence on a Few Major Customers

Our customers are predominantly food manufacturers.  There were three significant customers who accounted for 28%, 26% and 6%, respectively, of total sales for the year ended December 31, 2014.  There were three significant customers who accounted for 36%, 24% and 5%, respectively, of total sales for the year ended December 31, 2013.

Intellectual Property

We protect our intangible assets that include patents pending and issued, as well as trade secrets and know how.  Our intellectual property includes an exclusive license to US Patent No. 5,766,662, including all related international patents, issued to Dr. George Inglett of the USDA.  Our license expires upon the expiration of the underlying patent in 2015, and we will therefore lose our patent protection at that time.  Additionally, the USDA patent was filed in several countries throughout the world.

Through the process of development and commercialization of our technology, we have identified and sought patent protection for improvements to the manufacturing process, product applications and is currently developing several spin-off technologies.  On December 1, 2009, we were issued U.S. Patent No. 7,625,591 B2; which expires in 2026 subject to the payment of maintenance fees.  On July 27, 2010, we were issued U.S. Patent No. 7,763,301; which will expire in 2027 subject to payment of maintenance fees.  These patents expand the raw material sources for the creation of Z Trim products as well as incorporate blends of ingredients combined with Z Trim.  In July 2012 we, jointly with the USDA, filed a provisional patent for our BioFiber Gum line of products, seeking patent protection for the composition of matter, process for making, as well as applications for, our proprietary soluble fibers (application number: PCT/US2013/049116).  We have three additional provisional patents on file that cover composition, process and various applications of Z Trim and BioFiber Gum, each filed jointly with the USDA.

The Company continues to work with the USDA to expand its intellectual property portfolio; however, there can be no assurance that the Company will procure any additional intellectual property.

Government Regulation

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment. Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies.  However, as Z Trim ingredients are made from natural raw material sources (corn and oat), they are considered Generally Recognized As Safe or “GRAS” and therefore not subject to many of the regulations applicable to foods.  Should the products lose their GRAS designation, we will be required to sell the products as food additives by obtaining a license to sell from each individual state in which sales would occur.  There is no assurance  that we  would  be  able to successfully  obtain or  maintain  licenses  in all  states  in which  sales are expected to be made or that the cost of obtaining and maintaining these licenses would not limit its ability to sell its products.

In October 2012, the FDA approved the labeling of Z Trim products in meat applications. Specifically, the FDA has approved the use of Z Trim ingredients in ground, emulsified, and processed meats and poultry.  We believe this will create the potential for increased sales, although there can be no assurances.

Research and Development

Our R&D team, in conjunction with our customers and strategic industry partners, including the USDA, continues to work on the development of additional products and applications.  In June 2011, we entered into a 3-year agreement with the USDA to conduct joint research for the development of additional products and processes relating to its current patented products.  This agreement has been amended and the duration extended through May 31, 2016.  We require all employees and visitors to our plant to execute a non-disclosure agreement.  Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies. However, there can be no guarantee that any of our pending or future filed applications will issue as patents.

We spent $1,377,611 in 2014 and $65,867 in 2013 for research and development expense, and are still innovating toward developing value-added products to add to our core line.

Environmental Compliance

We do not face any material environmental compliance issues as a result of our manufacturing process, however there can be no assurances that we will continue to comply in the future.

Employees

Presently, we have 13 full-time employees.

Our History

Z Trim Holdings, Inc. was incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.  On June 21, 2006, we filed a certificate of amendment to our certificate of incorporation and changed our name to Z Trim Holdings Inc.

Our principal offices are located at 1011 Campus Drive, Mundelein, Illinois 60060.  Our website address is www.ztrim.com. We operate our business directly through the Company and have no operating subsidiaries. The information contained in, and that can be accessed through, our website is not incorporated into and is not part of this report.

We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Conduct, Code of Ethics for Financial Management and the Charters for the Audit Committee, Compensation Committee and Nominating Committee of the Board of Directors. Our phone number is (847) 549-6002 and our facsimile number is (847) 549-6146. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Item 1A.	Risk Factors.

Risks Relating to Our Business

We have a history of operating losses and cannot guarantee profitable operations in the future. Any failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We incurred a net loss of $5,579,708 for the twelve months ended December 31, 2014, and had an accumulated deficit of $132,453,199.  We incurred a net loss of $13,432,261 for the twelve months ended December 31, 2013.

If we continue to incur significant losses, it may not be able to continue operations.  Even if we can continue operations, our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit its future growth objectives to levels corresponding with its then available cash reserves.

Due to our history of losses, our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

As noted in our financial statements, we incurred a net loss of $5,579,708 for the year ended December 31, 2014 and had an accumulated deficit of $132,453,199.  We incurred a net loss of $13,432,261 for the year ended December 31, 2013.  Although we have generated revenue, we are still operating at a significant net loss, and may continue to incur significant losses for a period of time.  We will be required to obtain additional financing in order to repay existing contractual obligations coming due in 2015, and to continue to cover operating losses and working capital needs.  We cannot assure you that our revenue generated from operations or the funds we recently raised in our private placement offering or any future funds we raise will be sufficient to support our continued operations.

The audit report of M&K CPAS, PLLC for the fiscal year ended December 31, 2014 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

If we do not obtain additional financing, we will be required to discontinue operations.

As of December 31, 2014, we had cash in the amount of $1,027,713 and total liabilities in the amount of $3,376,161. We also had a working capital deficit of $539,935 as of December 31, 2014. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities.  In January and February 2015, we raised an aggregate of $1,540,000 from the first two closings of our private placement offering. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond.  Our current cash on hand is insufficient for us to be able to maintain its operations at the current level through the end of the fiscal 2015.  In order to continue to pursue our business plan, we will require additional funding. If we are not able to secure additional funding, the implementation of our business plan will be delayed and its ability to maintain or expand operations will be impaired. We intend to secure additional funding through debt or equity financing arrangements, increased sales generated by operations and reduced expenses.

Our ability to repay our loans, including the loan to Fordham is predicated on future sales growth and generating positive cash flow from the business or securing other financing.

As of December 31, 2014, we had total liabilities of $3,376,161, which includes a $500,000 revolving loan (the “Loan”) to Fordham Capital Partners, LLC (“Fordham”) us.  The Loan requires monthly payments of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Loan and all accrued and unpaid interest on March 24, 2015.  The interest on the Loan is calculated at a fixed rate of 22% per annum.  The amount of revenues generated by the business has been insufficient to support ongoing daily operations.  Previously, we had to rely on new equity or debt financing in order to satisfy other financing incurred by us.  The $1,540,000 raised in our private placement will not be sufficient to repay the Loan and support our continuing operations as planned. There are no assurances that we will grow sales sufficiently to generate the requisite positive cash flow or secure additional debt or equity financing in order to satisfy the Loan and support our continuing operations as planned.

If we default on our secured loans with Fordham, we would be forced to suspend all operations.

We have entered into a Loan with Fordham which is due March 24, 2015 that is secured by substantially all of our:  (i) accounts, (ii) inventory, (iii) chattel paper, deposit accounts, documents, equipment, financial assets, fixtures, general intangibles, instruments, investment property, letter-of-credit tights, securities, software and supporting obligations, (iv) our books and records which relate to accounts, (v) all amounts owing to us under the factoring agreement, and (vi) proceeds of the foregoing.  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting us from: (i) granting additional liens in the collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.    If we fail to comply with these covenants or if we fail to make timely monthly payments under the secured loans when due, Fordham could declare our Loans in default.   If we default on the Loan, Fordham has the right to seize the collateral secured by the Loan, which would force us to suspend all operations.  In order to comply with the covenants of the Loan and to make timely payments Fordham under the Loan, we may need to raise additional capital, which might not be available to us on favorable terms or at all.

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

Our revenues and order bookings are concentrated with a small number of customers. There were three significant customers who accounted for 28%, 26% and 6%, respectively, of total sales for the year ended December 31, 2014.  There were three significant customers who accounted for 36%, 24% and 5%, respectively, of total sales for the year ended December 31, 2013 The loss of one or more of our customers or material changes to the contracts with or payment terms of these customers may result in a significant business interruption through reduced revenues, reduced cash flows, delays in revenues or cash flows and such delays or reductions could have a material adverse impact on our future revenue growth and results of operations, as well as our ability to continue operations.

Our manufacturing facility is currently operating at a loss and we do not have any commitments for manufacturing.

Our original manufacturing facility was merely a pilot plant and our second facility, owned and operated by our toll manufacturer, is still ramping up.  In order to fully implement our business plans we will need to successfully ramp up production at our second facility, move the operations to larger facilities, develop strategic partnerships or find other means to produce greater volumes of finished product, and we cannot assure that we will be able to do so or to achieve positive gross margins and profitable operations.  Our recent agreement with our second facility does not guarantee any minimum manufacturing quantities and therefore there can be no assurance that we will be able to manufacture products on a timely basis.

In 2012 we launched a new industrial products division in which we had no prior experience.

The industrial products division focuses on the manufacture, marketing and sale of products designed for industrial applications, such as oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  Prior to its launch in 2012 we had no prior experience in the manufacturing, marketing or sale of industrial products.  To date we have had limited sales of products by this division.  We may not be successful in these activities and may never generate significant revenues or profitability from our industrial products division.

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

We are substantially dependent on our manufacturing facility and the ability of our toll manufacturer, Aveka Nutra Processing, LLC (“ANP”) to ramp up production; any operational disruption could result in a reduction of our sales volumes and could cause it to incur substantial losses.

Our revenues primarily are derived from the sale of functional ingredients made from dietary fiber that we manufacture at ANP’s facility in Iowa.  Our new agreement with ANP does not provide any guaranteed minimum quantity that ANP must manufacture for us and does not provide us with a right of first refusal for production capacity. Therefore, we could have a delay in supplying products to customers if other customers of ANP should occupy ANPs production capacity at a time when we require products to be manufactured., Our operations may be subject to significant interruption if the ANP facility experiences a major accident or is damaged by severe weather or other natural disasters.  In addition, the ANP operation may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above; in addition, we may not be able to renew this insurance on commercially reasonable terms or at all.

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

A patent for the technology that we can employ to manufacture our products expires in 2015.

We license or hold several patents as well as copyrights and trademarks with respect to our products and expect to continue to file applications in the future as a means of protecting our intellectual property. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection.  Some of the technology employed by us in our products is licensed to us by the USDA. The original USDA patent expires in 2015 and we will therefore lose our patent protection with respect to that patent at that time. Although we have four additional provisional patents on file that cover composition, process and various applications, each filed jointly with the USDA, there can be no assurance that new patents will in fact be issued or that they will provide effective protection.  In addition, we have received two other patents in our own name:  Patent Nos. 7,763,301 and 7,625,591 that were issued in 2009 and 2010, respectively.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports.  We have identified material weaknesses in these controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our annual evaluation of the effectiveness of our internal control over financial reporting conducted by management as required by the Sarbanes-Oxley Act of 2002, at December 31, 2014, we identified material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2014, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures,” herein.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Since our common stock is currently traded on the OTC Markets Group’s OTCQB electronic quotation system (the “OTCQB”), investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.  The OTCQB generally provides less liquidity than stock exchanges like NYSE or NASDAQ.  Stocks trading on the OTC markets may be very thinly traded and highly volatile.  Therefore, holders of our common stock may be unable to sell their shares at any price, whether or not such shares have been registered for resale.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common shares, significant sales of our common shares, or the expectation of these sales, could cause our share price to fall.

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

The price of our common stock has fluctuated widely in the past, and may continue to do so.  In 2014 our stock had high and low bid prices of $0.90 and $0.15, respectively. In 2013, our common stock had high and low bid prices of $2.70 and $0.52 per share, respectively.  This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”), promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price, if any, of our securities.

Exercises of stock options, warrants and other convertible securities will dilute your percentage of ownership and could cause our stock price to fall.

As of March 31, 2015, we had outstanding stock options to purchase 11,033,675 shares of common stock and outstanding warrants to purchase 97,709,890 shares of our common stock, at prices ranging from $0.35 to $1.50 per share.  Additionally, we have reserved up to a total of 18,000,000 shares (inclusive of the 11,033,675 outstanding stock options) to be issued pursuant to equity awards under our Incentive Compensation Plan. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

Aristar Capital Management, LLC (“Aristar Capital”), Aristar Ventures I, LLC (“Aristar I”), Aristar Ventures I-B, LLC (“Aristar I-B”), and Aristar Ventures I-C, LLC (“Aristar I-C”), (collectively “Aristar Ventures”), entities indirectly controlled by Edward Smith, our Chief Executive Officer, beneficially own approximately 75.8% of our common stock. Edward Smith, is the beneficial owner of 82.5% of our outstanding shares of common stock. As a result, Aristar has a significant influence in determining the outcome of all corporate transactions or other matters which require approve of our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets, the power to elect directors to the board of directors, and also the power to prevent or cause a change in control.  Aristar may prevent or frustrate attempts to effect a transaction or series of transactions that is or are in our best interests or our minority stockholders. The interests of Aristar may differ from the interests of the other stockholders.  In addition, this concentration of ownership may delay or prevent a change in our control, even when a change in control may be in our best interest or the other stockholders, and might affect the market price of our common stock. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

Certain of our officers and directors have sufficient voting power to make corporate governance decisions that could have a significant effect on us and the other stockholders.

As of March 31, 2015, our officers and directors together beneficially own approximately 85.0% of our outstanding common stock on a fully diluted basis. Mr. Smith alone through his direct and indirect holdings beneficially owns approximately 82.5% of our outstanding common stock on a fully diluted basis. As a result, Mr. Smith, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

Certain of our officers may have a conflict of interest.

One of our officers is currently working for us on a part-time basis. This part-time employee also works at other jobs and has discretion to decide what time he devotes to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs. We expect that any part-time officers may join us on a full-time basis, but there can be no assurance given that any of our officers will be so employed.

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

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $21,361 per month, including property taxes, pursuant to a cancelable operating lease.  The current lease term is through May 14, 2015.  Currently, we are negotiating a lease renewal with the landlord.

ITEM 3.	Legal Proceedings.

In July 2007, we were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and they are seeking damages in excess of $200,000.  The trial court has issued a default order against us, and has denied our motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit. We intend to vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, we have conservatively allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this proceeding.

In December 2011, we were sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging that we breached a construction contract and tortiously interfered with a business relationship, and is seeking damages in excess of $185,000.  The case has subsequently been transferred to the 19th Judicial Circuit Court, Lake County, Illinois.  Management believes that the allegations are frivolous and wholly without merit and intends to vigorously defend the claim.  Related to this matter, Process Piping, LLC, a sub-contractor for LIBCO Industries, filed a mechanics lien on the property leased by us, claiming it was owed in excess of $95,000 by LIBCO Industries.  As of December 31, 2011, we accrued as a settlement loss, the $62,500 paid to Process Piping, LLC on March 6, 2012 in exchange for a release of its lien as well as an assignment of all of its claims against LIBCO Industries.  On January 31, 2013, the Circuit Court granted our motion for partial summary judgment on the tortious interference claim.  In the fourth quarter of 2013, the parties settled all outstanding matters and the case has subsequently been dismissed. As part of the settlement, during the first quarter of 2014 we received $10,000 in cash and both parties provided releases of all respective claims.

Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of these actions will not have a material adverse effect on our financial statements.  However, an adverse outcome in either of these actions could have a material adverse effect on our financial results in the period in which it is recorded.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 6, 2010 our common stock has been quoted on the “OTCQB” electronic quotation system.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB.  Where such information is not available, the high and low closing bid quotations as reported by the OTCQB have been provided.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The closing price of our common stock on March 23, 2015was $0.29.

Fiscal Year Ended December 31, 2014
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2014	$1.10	$0.47
June 30, 2014	$0.90	$0.46
September 30, 2014	$0.84	$0.31
December 31, 2014	$0.65	$0.15

Fiscal Year Ended December 31, 2013
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2013	$2.85	$1.60
June 30, 2013	$2.00	$1.23
September 30, 2013	$1.65	$0.95
December 31, 2013	$1.24	$0.52

Holders

As of March 31, 2015, there were approximately 3,459 record holders of the common stock.  This number does not include shareholders whose shares are held with brokers.

Dividends

To date, we have not declared or paid cash dividends on our shares of common stock.  We do not anticipate paying cash dividends to the holders of common stock at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding grants under our equity compensation plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensationplans (excludingsecurities reflected incolumn (a)) ( c )

Eequity compensation plans approved by stockholders (1)	11,033,675	$1.06	6,966,325

Equity compensation plans not approved by stockholders	-	-	-
Total	11,033,675	$1.06	6,966,325

(1)	All options or shares relate to our Incentive Compensation Plan, which was approved by stockholders in 2012.

Issuer Purchases of Equity Securities

We have never repurchased any shares of its common stock.

Recent Issuances of Unregistered Securities

On February 11, 2014 the Company entered into an agreement with Edward Smith III, then a Director and Shareholder of the Company now our CEO, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

On April 25, 2014, we entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend us $300,000 in a convertible subordinated secured note.  The note matures April 25, 2016 and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock.  The conversion price under the note is $1.00.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, we issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward Smith III, directors of our company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% per annum computed on a 365-day year.  Accrued interest was payable at maturity in shares of common stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of common stock.  The conversion price under each Director Note was $1.00 Each Director Note was secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, we issued 14% convertible subordinated secured notes to both Morris Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature May 12, 2016 and bear interest at 14% per annum computed on a 365-day year.  Accrued interest is payable at maturity in shares of common stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of common stock.  The conversion price under each note is $1.00.  Each note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

The notes issued and common stock underlying the notes were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

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

Overview

Z Trim Holdings, Inc. is an agritech company that owns existing, and seeks to develop new, products and processes that convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries.

Recent Developments Affecting Our Company

Private Placement

On January 8, 2015, we  entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), representing the right to acquire 8.56 shares of our common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”). On February 9, 2015, we closed a second round of our private placement offering with four (4) accredited investors in which we raised gross proceeds of $500,000 and sold 125,000 Units.  In addition, we issued to each of the investors in the first and second round of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of our common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of our common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below. We intend to use the net proceeds of the above-described offering for working capital and general corporate purposes, including without limitation, to repay certain loans.

Due to the anti-dilution provisions of some of the outstanding warrants, the exercise price on 15,512,057 warrants has been reduced to $0.35 and the number of shares of common stock into which the warrants are now exercisable has been adjusted such that the warrants are now exercisable into 54,400,204 shares of common stock.

In addition to the foregoing, the members of our Board of Directors agreed to receive an aggregate of 96,589 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, our Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

The following is a summary of material provisions of the Preferred Shares as set forth in the Certificate of Designations.

Dividends

The Preferred Shares accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) and (ii) the amount of accrued and unpaid dividends payable.  Accrued dividends are payable on the Maturity Date (as defined below) in cash or shares of common stock at the option of the holder.

Conversion

Subject to adjustment, each Preferred Share (together with any accrued but unpaid dividends thereon) is convertible into shares of common stock at the option of the holder at any time at a conversion price per share equal to the sum of the Stated Value and any accrued but unpaid dividends thereon through the date of redemption divided by the conversion price, subject to adjustment as described below. The initial conversion price shall be equal to $0.35.  At any time the closing bid price of the common stock exceeds $1.75 (subject to adjustment) for five consecutive trading days, we may cause the conversion of the Preferred Shares, plus accrued but unpaid dividends  into shares of common stock (the “Call Provision”). If the Call Provision is exercised, holders will be entitled to all of the dividends they would have received as if they had converted on the date of redemption (discussed below). In addition, if a holder elects to convert their Preferred Shares, the holder will receive upon conversion a number of shares of common stock equal to the number of shares of common stock the holder would have received had they also received all of the dividends (without duplication) payable to them through the Redemption Date.

Redemption

Unless the Preferred Shares are earlier converted, we have the right to redeem the Preferred Shares for a cash payment equal to the Stated Value plus accrued and unpaid dividends on the Maturity Date which is the earlier of (i) the date that is three years from the last closing of the Preferred Shares, or (ii) the date of our Company’s consummation of a merger, combination or sale of substantially all of our assets or purchase by one or a group of related person of more than 50% of our outstanding voting stock.

Liquidation

In the event of a liquidation, dissolution or winding up of our Company and other liquidation events as defined in the Statement of Resolution Establishing Series, holders of Preferred Shares are entitled to receive from proceeds remaining after distribution to our creditors and prior to the distribution to holders of common stock or any other class of preferred stock the (i) Stated Value (as adjusted for any stock splits, stock dividends, reorganizations, recapitalizations and the like) held by such holder and (ii) all accrued but unpaid dividends on such shares.

Anti-Dilution

The Preferred Shares are entitled to full ratchet anti-dilution protection under certain circumstances specified in the Statement of Resolution Establishing Series.

Voting

Except as otherwise required by law and except as set forth below, holders of Preferred Shares will not have the right to vote.

Protective Provisions

So long as at least fifty percent (50%) of the Preferred Shares that are issued in the Offering are outstanding, we will need the approval of a majority of the outstanding Preferred Shares to take certain actions including: (i) repayment, repurchase of acquisition of any equity other than the exercise of the Redemption right and payment of dividends on the Preferred Shares; (ii) amend our articles of incorporation or bylaws so as to adversely affect the rights of the Preferred Shares; (iii) engage in certain a transactions with any officer, director, employee of affiliate of our Company; (iv) consummate a Change of Control as defined in the Statement of Resolution Establishing Series; (v) create and issue a new series of preferred stock senior to the Preferred Shares in terms of voting or liquidation preference; or (vi) enter into any agreement with respect to any of the foregoing.

Registration Rights

Pursuant to the terms of the Stock Purchase Agreement the holders of the Preferred Shares and Initial Warrants and Additional Warrants are entitled to up to one (1) demand registration right at the request of the holders of no less than fifty percent (50%) of the Preferred Shares and piggyback registration rights for a period of six months from the closing.

Board of Directors

Any single investor or group of investors who invest in excess of $5,000,000 in the Offering and acquire at least fifty percent (50%) of the Preferred Shares in the Offering shall have the right to appoint one director to our Board of Directors so long as the investor holds in excess of fifty percent (50%) of the total outstanding Preferred Shares and the outstanding Preferred Shares represent at least twenty percent (20%) of the fully diluted ownership of our Company.

Management Changes

Effective as of January 8, 2015, Edward B. Smith, III, a member of the Board of Directors was appointed as the Chief Executive Officer of our Company. Mr.  Morris Garfinkle was appointed to serve as Chairman of the Board of Directors.  Mr. Steven J. Cohen has assumed the role of Managing Director and remains as a director.

Sales and Manufacturing

Sales for fiscal 2014 were down 29% as compared to fiscal 2013 as a result of lower volume shipped to customers and a reduction in unit sales prices.

On July 16, 2014, we announced that we had retained Chandler Horton, a former VP of R&D at Keystone Foods, LLC, as an External Consultant.  Mr. Horton advises and assists the management team in several critical areas of our food ingredient business, including: sales and marketing initiatives; strategic partnership opportunities; and raising awareness about Z Trim solutions in key domestic and offshore markets. Mr. Horton spent over 37 years at Keystone, a global food services company that supplies some of the world's finest consumer brands with high-quality, fresh and frozen animal protein products including poultry, beef, pork and fish.  As Vice President of R&D, he led the company's customer centric research and development process, which focused on consumer needs and tastes as well as operational productivity and sustainability as it relates to new food products.

On June 18, 2014 we announced that we had retained Gordon F. Brunner, a former Chief Technology Officer of Procter & Gamble® (NYSE: PG), as an External Consultant.  Mr. Brunner assists the management team in several key areas, including: the review of all matters relating to our intellectual property; research and development of products, processes and applications derived from that property; the investigation of strategic research partnership opportunities; and initiatives designed to raise awareness regarding Z Trim's technology capabilities in relevant commercial, industrial, scientific and investment sectors. Mr. Brunner spent nearly four decades at Procter & Gamble. As Senior Vice President, Chief Technology Officer and Head of Worldwide Research and Development, he was instrumental in accelerating product innovation and led the creation of one of the most effective global R&D organizations. A native of Des Plaines, IL, Mr. Brunner earned a BS in Biochemical Engineering from the University of Wisconsin and an MBA from Xavier University. He has served on Z Trim's Advisory Board since 2011.

On April 22, 2014, we announced that we had engaged the services of two new distributors – SPI Group (www.spigroup.net) and Unipex Solutions Canada (http://www.unipex.ca/en/index.php). SPI Group is a distributor of specialty ingredients to food, nutritional, and nutraceutical manufacturers in the Western United States and Canada. Unipex Solutions Canada, a leader in the distribution of active ingredients and specialty chemicals, offers a wide range of distinctive services and customized solutions throughout North America. Additionally, their sales force has technical expertise in key markets such as personal care, pharmaceutical, nutraceutical, and nutrition, as well as industrial specialties including lubricants, HI&I, and oil & gas

On October 17, 2011, we entered into a Custom Processing Agreement (“CPA”) with ANP, part of the Aveka Group, in order to provide us with a partner for future manufacturing initiatives.  The CPA provided that ANP would perform certain services related to our dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.   Start-up activities began in the third quarter of 2012, and production began in the fourth quarter of 2012.  The CPA provided for minimum production volumes of 40,000 lbs. per month and average volumes of 100,000 lbs. per month with the ability to increase future production volume to potentially as much as 1,000,000 lbs. per month.

On January 1, 2015 we and ANP entered into a new Custom Processing Agreement (the “new CPA”) replacing the Agreement from October 17, 2011.  The term of the new CPA is one year.  The new CPA will automatically renew every year unless or until either party provides written notice at least three months prior to the new expiration date.  The new CPA provided that we and ANP mutually agree to release each other from all claims and liabilities related to the original agreement.  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of a line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement..  We further agreed to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.

The CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce our products.  We agreed to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

As a result of the new CPA, we have recognized a settlement loss of $159,293 as of December 31, 2014.

Funding Initiatives During The Years Ended December 31, 2014 and 2013

Issuance of convertible and nonconvertible notes payable and revolving equipment loan

On February 11, 2014 we entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend us $200,000 in a convertible senior secured note.  The note matures on February 11, 2016 and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of our common stock (the “Trailing Average Price”) is below $2.25, the conversion price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by our assets, which security interest is expressly subordinate to the interest of Fordham described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

On March 24, 2014, Fordham extended a $500,000 revolving loan (the “Equipment Loan”) to us evidenced by an Equipment Revolving Note (the “Note”) issued by us to Fordham.  The Note requires monthly payments of principal of $10,417 plus interest, commencing on April 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Note is calculated at a fixed rate of 20% per annum. On July 16, 2014, we and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Amended Note”) in the amount of $582,842.  The Amended Note requires monthly payments of principal of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Amended Note is calculated at a fixed rate of 22% per annum. On July 25, 2014, we entered into an Amended and Restated Equipment Revolving Note (the “Second Amended Note”) with Fordham in the amount of $668,750.  The Second Amended Note requires one monthly payment of principal of $12,143 plus interest, commencing on July 25, 2014 followed by successive monthly installments of principal of $13,679 plus interest and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Second Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.  On March 24, 2015 the Company made a final payment of principal and interest in the amount of $570,449 to Fordham Capital Partners in satisfaction of the Amended and Restated Equipment Revolving Note dated July 16, 2014.

Pursuant to the Security Agreement, dated March 24, 2014, between us and Fordham (the “Security Agreement”), the Equipment Loan is secured by a first priority security interest in all of our equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting us from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.  Also on July 16, 2014, we and Fordham Capital Partners, LLC entered into a First Amendment to Security Agreement in which the Amended Note is secured by a first priority security interest in all of our equipment under substantially the same terms and covenants as stated in the original Security Agreement indicated above. On July 25, 2014, we entered into a Second Amendment to Security Agreement in which the Second Amended Note with Fordham is secured by a first priority security interest in all of our equipment under substantially the same terms and covenants as stated in the original and the First Security Agreement indicated above.

Additionally, pursuant to the Factoring Agreement, dated March 24, 2014, between us and Fordham, Fordham may purchase any of our Accounts (the “Factoring Agreement”).  To secure payment and performance of our liabilities and obligations to Fordham, including obligations under the Factoring Agreement, we granted Fordham a security interest in all of our (i) Accounts, (ii) Inventory, (iii) Chattel Paper, Deposit Accounts, Documents, Equipment, Financial Assets, Fixtures, General Intangibles, Instruments, Investment Property, Letter-of-Credit Rights, Securities, Software and Supporting Obligations, (iv) books and records of Seller which relate to Accounts, (v) all amounts owing to us under the Factoring Agreement, and (vi) Proceeds of the foregoing.  The Factoring Agreement terminates at any time that the Equipment Loan is paid in full.

On April 25, 2014, we entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend us $300,000 in a convertible subordinated secured note.  The note matures April 25, 2016 and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, we issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, directors of our company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% per annum computed on a 365-day year.  Accrued interest was payable at maturity in shares of common stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of common stock.  The conversion price under each Director Note was $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each Director Note was secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement. In January 2015, in connection with the private placement, each note together with accrued interest was exchanged for 5,211 shares of Preferred Stock, 44,606 Initial Warrants and 18,968 Additional Warrants.

On May 12, 2014, we issued 14% convertible subordinated secured notes to both Morris Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature May 12, 2016 and bear interest at 14% per annum computed on a 365-day year.  Accrued interest is payable at maturity in shares of common stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of common stock.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement. In January 2015, $17,842 plus interest on each note was exchanged for 4,873 shares of Preferred Stock, 41,711 Initial Warrants and 17,737 Additional Warrants.   The remaining principal balance on each note is $57,158.

On July 15, 2014, we entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend us $64,000 in an unsecured note payable.  The note matured October 15, 2014 without interest payable on the unpaid principal and subject to the terms of our agreements with our secured creditors.

On August 6, 2014, we issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures August 6, 2016 and bears interest at 14% per annum computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014 we issued 14% nonconvertible subordinated secured notes to Edward B. Smith in the principal amounts of $85,000, $85,000, $70,000 and $30,000, respectively.  The note matured November 29, 2014, December 23, 2014, December 30, 2014 and February 3, 2015.  Each note bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The notes are secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement. On December 19, 2014, we executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended to April 15, 2015.

Private Placements, Warrant Programs, Waivers, Cashless Exercises and Anti-dilution Adjustments during the Year Ended December 31, 2013

In the first quarter of 2013, we completed a warrant exercise program, which resulted in the exercise of 1,756,088 warrants into 1,756,088 shares of common stock.  The warrant program, which was open to all holders of $1.50 warrants, allowed those warrant holders to exercise their warrants for a $1.25 strike price during February 2013; it also required a waiver of the anti-dilution provisions in these warrants until February 28, 2013 so that those provisions would not be triggered by the exercises. The conversion of these warrants raised approximately $2.2 million in additional capital for us.

On August 20, 2013, we entered into a private placement subscription agreement with Brightline Ventures I-C, LLC (together with Brightline Ventures I, LLC and Brightline Ventures I-B, LLC, referred to collectively herein as “Brightline” unless the context indicates otherwise) pursuant to which it sold 376,000 shares of common stock, at a price of $1.25 per share (the “$1.25 Raise”), and received gross proceeds of $470,000.

Concurrent to the $1.25 Raise, we (i) allowed the holders of our outstanding warrants with a $1.50 per share exercise price (the “$1.50 Warrants”) with certain anti-dilution provisions contained in the warrant agreements to choose to exercise their $1.50 Warrants on a cashless basis such that for every ten $1.50 warrants exercised, the holder received 4.5 shares of common stock (fractional shares were rounded up) (the “Cashless Exercise Program”), (ii) sought a temporary waiver from the holders of the $1.50 Warrants of the anti-dilution provisions in the warrant agreements with respect to the Cashless Exercise Program and potential capital-raising activities (other than the $1.25 Raise) by us prior to December 31, 2014, and (iii) asked the holders of the $1.50 Warrants to permanently amend the warrant agreements with respect to certain ratchet provisions so as to reduce the derivative liability our Company incurs as a result of those provisions in the agreement.

The Cashless Exercise Program resulted in 7,172,751 of the $1.50 Warrants being converted into 3,227,742 shares of common stock (including 5,718,750 $1.50 Warrants that were converted by Brightline Ventures I, LLC into 2,573,438 shares of common stock).  As a result of the Cashless Exercise Program, we recognized a loss on equity modification of $990,656—the difference in value between the $1.50 Warrants exercised and the common stock issued for the three months ended September 30, 2013.

As a result of the August 20, 2013 transaction with Brightline Ventures I, pursuant to the anti-dilution provisions contained in the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program, we reduced the exercise price of the remaining warrants to $1.25 per share and adjusted the number of shares issuable upon the exercise of those warrants such that for every five warrants owned, each remaining holder of $1.50 Warrants received one additional warrant with an exercise price of $1.25 per share.  Thus, we issued an additional 2,376,009 warrants at an exercise price of $1.25 per share to the holders of the $1.50 Warrants that were not exercised as part of the Cashless Exercise Program.

On September 18, 2013, we entered into a private placement subscription agreement with Brightline Ventures I-C pursuant to which it sold 468,571 shares of common stock at a price of $1.05 per share, along with warrants to purchase 234,286 shares of common stock at an exercise price of $1.50 per share (the “$1.05 Raise”), and received gross proceeds of $492,000.  The waiver indicated above was effective for the $1.05 Raise; therefore, no additional warrants were issued and no exercise price adjustments were made pursuant to anti-dilution and ratchet provisions as a result of the $1.05 Raise.

Public Offering

On November 18, 2013, we completed a public offering of 1,866,667 shares of common stock at $0.75 per share and warrants to purchase up to 1,400,000 shares of common stock.  For every share of common stock purchased in the public offering, the investor received a warrant to purchase three-quarters (3/4) of a share of common stock.  The warrants have an exercise price of $1.00 per share and a term of exercise of five years from date of issuance.  We realized net proceeds from this public offering of $1,210,165.  These funds were be used to finance our working capital needs and other general corporate purposes.

Conversion of Preferred Stock to common stock

In March 2013, Brightline Ventures I converted all outstanding Series II Preferred Stock   plus accrued dividends into 3,859,697 shares of common stock.   Following the above conversions, all outstanding shares of Series II Preferred Stock have been converted and none remain outstanding.

Equity Issued in Connection with Advisory Agreements

On January 23, 2013, we entered into an agreement with Maxim Group, LLC, pursuant to which Maxim agreed to act as our lead or managing placement agent in connection with a potential offering of our common equity up to $20 million.  This agreement expired on May 30, 2013.

On June 24, 2013, an amendment to the above agreement was executed by us and Maxim, whereas, in exchange for Maxim’s services, we agreed to pay Maxim a cash placement fee equal to 6.6% of the gross proceeds of any such offering, as well as to reimburse its expenses in the offering up to $100,000.  In addition, we agreed to issue to Maxim warrants exercisable for a number of shares of common stock equal to 5% of the aggregate number of shares sold in any offering specified in the agreement (excluding any shares of common stock issuable upon exercise of any warrants included in such offering).  At the closing of the public offering on November 18, 2013 we and Maxim agreed to compensation for Maxim of the 6.6% placement fee and a 2% (of gross proceeds) expense allowance adjusted for certain expenses incurred.  The total fees paid to Maxim as a result of the public offering were $95,900.

On October 21, 2013, we issued warrants to purchase up to 30,000 shares of common stock in a private placement transaction to a business consultant who assisted us in various product placement matters.  The per share exercise prices of those warrants will be determined based on the market price of the common stock if and when certain sales targets are met; the warrants are exercisable through October 21, 2018.  In addition, on October 28, 2013, we issued 220,000 shares of restricted stock in a private placement transaction to a business-consulting firm that assisted us in evaluating various business and financial matters.  Then again on December 3, 2013, we issued another 550,000 shares of restricted stock to the same business consultant as compensation for assisting us in evaluating various business and financial matters.

Results of Operations

Revenues

Revenue for the year ended December 31, 2014 was $1,013,670, as compared to revenue of $1,429,419 for the year ended December 31, 2013, a decrease of 29.1%.  Our revenue for both years was entirely attributable to product sales.  The decrease in sales was due to a decrease in product volume shipped to customers.  We cannot provide any assurance that demand for our products will increase in the future or that we will be successful in implementing changes to our production process to improve our capacity and reduce costs.

Our revenues, by quarter, for 2014, were as follows:

Quarter	Revenues
Q1	$316,470
Q2	$212,154
Q3	$360,710
Q4	$124,336

Cost of Revenues

Cost of revenues for products sold for the year ended December 31, 2014 and 2013 was $995,683 and $3,534,248, respectively, a decrease of $2,538,565 or 71.8%.  The decrease in costs of revenues was primarily attributable to the lower sales volume and our reliance on our outside toll manufacturer to produce sellable product.  Costs that previously were related to our manufacturing of products at our facility have been classified as research and development costs.  During 2013, we set up an inventory valuation reserve of $742,168 for slow moving inventory within the industrial products division  Since production has been moved to the ANP facility costs are lower as a result of improvements in the production process and increasing production volume.  We believe that this will enable us to allocate our fixed costs over a greater number of finished goods and help reduce the costs of revenues in the future to improve margins.  However, there can be no assurance that greater efficiencies or improved margins can be sustainable in the future without greater efficiencies in our production process.

Gross Income (Loss)

Gross income for the year ended December 31, 2014 was $17,987, or approximately 2% of revenues, as compared to a gross loss of $2,104,829, or approximately 147% of revenues for the year ended December 31, 2013.  Gross income or loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

As a result of all manufacturing activity being moved to ANP, direct manufacturing costs that were previously included with Cost of Revenues are now related to our efforts at research and development of new products and processes using different feed stocks, expanded grade applications and more efficient manufacturing methods.  These costs are being classified as operating expenses for the year ended December 31, 2014 and 2013.  Therefore, operating expenses for the year ended December 31, 2014 was $5,355,287 (including $1,377,611 of research and development costs) as compared to $6,545,898 (which includes $65,867 of research and development costs) for the year ended December 31, 2013, a decrease of $1,190,611, or 18.2%.

The significant components of selling, general and administrative expenses in the years indicated were as follows:

	Year Ended December 31,
	2014	2013
Stock based compensation expenses	$935,097	$2,318,355
Salary expenses	1,146,387	1,259,796
Professional fees	414,989	663,108
Non-manufacturing depreciation expenses	2,090	3,947
Employment recruiting expenses	395	1,084
Investor relation expense	40,777	208,153

	$2,539,735	$4,454,443

The decrease in operating expenses was primarily due to a decrease in stock-based compensation expense of $1,383,258 (non-cash) as a result of a lower stock price on the date employee stock options were granted, a decrease in professional fees due to capital raising activities in 2013 and a decrease in investor relations expense due to stock-based compensation issued to our investor relations consultants during 2013 also.

Operating Loss

Operating loss for the year ended December 31, 2014 decreased to $5,337,300 compared to $8,650,727 for the year ended December 31, 2013 due to the reasons described above.

Other Expense

Other expense was $242,408 for the year ended December 31, 2014 as compared to $4,781,534 for the year ended December 31, 2013.  The reduction in expense for 2013 was primarily due to the recognition of $5,780,457 of expense relating to the modification of warrants in connection with the warrant exercise program discussed above which was partially offset by a gain of $966,736 in the derivative liability as a result of the decrease in the valuation of our derivative securities during the year.

Net Loss

As a result of the foregoing, we incurred a net loss of $5,579,708 for the year ended December 31, 2014, or $0.14 per share, compared to $13,432,261 for the year ended December 31, 2013, or $0.41 per share.

The net loss attributable to common stockholders of $13,488,405 for the year ended December 31, 2013, or $0.41 per share includes charges for the preferred dividends payable of $56,144.  There was no charge for preferred dividends payable for the year ended December 31, 2014.

The decrease in the basic and diluted net loss per share for the year ended December 31, 2014, as compared to the year ended December 31, 2013 was due to the effect of the results described above as well as the offset of additional shares outstanding in 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had a cash balance of $1,027,713, an increase from a balance of $443,472 at December 31, 2013.  At December 31, 2014, we had a working capital deficit of $539,935, a decrease from the working capital of $805,195 as of December 31, 2013.  The difference in working capital was primarily because of an increase in accounts payable and the increase in short term borrowings and notes payable during 2014.  As of March 24, 2015, we had a cash balance of $215,433.

On February 11, 2014 we entered into an agreement with Edward Smith III, a Director and Shareholder of our Company, pursuant to which Mr. Smith agreed to lend us $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of our common stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by the assets of our Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

On March 24, 2014, Fordham Capital Partners, LLC (“Fordham”) extended a $500,000 revolving loan (the “Equipment Loan”) to Z Trim Holdings, Inc. (the “Company”) evidenced by an Equipment Revolving Note (the “Note”) issued by us to Fordham.  The Note requires monthly payments of principal of $10,416.66 plus interest, commencing on April 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Note is calculated at a fixed rate of 20% per annum.  The Note may be prepaid in full at any time; provided that if we prepay the Note prior to September 24, 2014 (such six-month period, the “Guaranteed Interest Period”), it must pay a prepayment penalty equal to the amount by which (i) the aggregate interest that Fordham would have received on the Note during the Guaranteed Interest Period had there been no prepayment exceeds (ii) the aggregate interest paid by us prior to the date of prepayment.

Pursuant to the Security Agreement, dated March 24, 2014, between us and Fordham (the “Security Agreement”), the Equipment Loan is secured by all of our equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting us from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.

Additionally, pursuant to the Factoring Agreement, dated March 24, 2014, between us and Fordham, Fordham may purchase any Accounts of our Company (the “Factoring Agreement”).  To secure payment and performance of our liabilities and obligations to Fordham, including obligations under the Factoring Agreement, we granted Fordham a security interest in all of our (i) Accounts, (ii) Inventory, (iii) Chattel Paper, Deposit Accounts, Documents, Equipment, Financial Assets, Fixtures, General Intangibles, Instruments, Investment Property, Letter-of-Credit Rights, Securities, Software and Supporting Obligations, (iv) books and records of Seller which relate to Accounts, (v) all amounts owing to us under the Factoring Agreement, and (vi) Proceeds of the foregoing.  The Factoring Agreement terminates at any time that the Equipment Loan is paid in full.

On April 25, 2014, we entered into an agreement with Edward Smith III, a Director and Shareholder of our Company, pursuant to which Mr. Smith agreed to lend us $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, we issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of our Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% per annum computed on a 365-day year.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each Director Note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, we issued 14% convertible subordinated secured notes to both Morris Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% per annum computed on a 365-day year.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On July 15, 2014, we entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable.  The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of our agreements with its secured creditors.

On July 16, 2014, we entered into an Amended and Restated Equipment Revolving Note (the “Amended Note”) with Fordham Capital Partners, LLC in the amount of $582,842.  The Amended Note requires monthly payments of principal of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Amended Note is calculated at a fixed rate of 22% per annum.  On March 24, 2015 the Company made a final payment of principal and interest in the amount of $570,449 to Fordham Capital Partners in satisfaction of the Amended and Restated Equipment Revolving Note dated July 16, 2014.

Also on July 16, 2014, we entered into a First Amendment to Security Agreement with Fordham Capital Partners, LLC in which the Amended Note is secured by a first priority security interest in all of our equipment under substantially the same terms and covenants as stated in the original Security Agreement indicated above.

On July 25, 2014, we entered into an Amended and Restated Equipment Revolving Note (the “Second Amended Note”) with Fordham Capital Partners, LLC in the amount of $668,750.  The Second Amended Note requires one monthly payment of principal of $12,143 plus interest, commencing on July 25, 2014 followed by successive monthly installments of principal of $13,679 plus interest and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Second Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

Also on July 25, 2014, we entered into a Second Amendment to Security Agreement in which the Second Amended Note with Fordham Capital Partners, LLC is secured by a first priority security interest in all of our equipment under substantially the same terms and covenants as stated in the original and the First Security Agreement indicated above.

On August 6, 2014, we issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% per annum computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On September 29, 2014, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (November 29, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 23, 2014, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (December 23, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 30, 2014, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $70,000.  The note matures in two months (December 30, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 3, 2014, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $30,000.  The note matures in two months (February 3, 2015) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 19, 2014, we executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended to April 15, 2015.

Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities.  During 2014, we raised a total of $2,858,211 in net proceeds from short term borrowings and long and short term notes payable.  We continue to explore additional equity and debt funding however, there can be no assurance that we will be successful in raising all of the additional funding that it is seeking or that such amount will be sufficient for its needs.

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

Under the terms of the CPA with ANP, we agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that we loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit was only permitted to be used by ANP for operating costs, which excludes capital expenditures of equipment in excess of $5,000.  The loan is to be paid back to us in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 we loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after we have ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the CPA, are specifically guaranteed by its parent company, Aveka Inc.  As of December 31, 2014, all $500,000 to ANP under the line of credit was outstanding.  This extension of credit to ANP had a material adverse impact on our cash resources, which has required us to seek additional capital resources to fund its operations.  ANP, in April of 2014, had begun repaying the line of credit at a rate of $5,000 per month. On January 1, 2015, we entered into a new agreement with ANP pursuant to which we agreed to absolve ANP of any responsibility to pay the balance of a line of credit and accrued interest that had been owed to us.

The following discussion focuses on information in more detail on the main elements of the $584,241 net increase in cash during the year ended December 31, 2014 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2014	2013
Cash used in operating activities	$(2,273,970)	$(4,941,827)
Cash provided by investing activities	-	750
Cash provided by financing activities	2,858,211	4,739,745

Increase (decrease) in cash	$584,241	$(201,332)

Net cash used by operating activities decreased by $2,667,857, or 54%, to $2,273,970 for the year ended December 31, 2014, as compared to $4,941,827 for the year ended December 31, 2013.  This decrease was attributable to the decrease of $7,852,553 in the net loss for the year which was partially offset by the recognition of the loss on equity modification of $5,780,457 during 2013.

Net cash provided by investing activities was $0 for the year ended December 31, 2014 as compared to $750 for the year ended December 31, 2013. During 2013, cash provided by investing activities was a result of proceeds received from the sales of equipment.

Net cash provided by financing activities was $2,858,211 for the year ended December 31, 2014, as compared to $4,739,745 for the year ended December 31, 2013.  Net cash provided by financing activities for the year ended December 31, 2014 included $588,211 net borrowings on short term debt, $990,000 in proceeds from the sale of convertible notes, $270,000 from the sale of nonconvertible notes and $1,010,000 in deposits received towards the sale of convertible preferred stock. Net cash provided by financing activities for the year ended December 31, 2013 included proceeds of $2,172,165 from the sale of common stock, $77,734 from the exercise of stock options and $2,489,846 from the exercise of warrants.

On March 17, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014) an offer to participate in a warrant exchange program whereby each warrant holder will be able to exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share. As of March 17, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti-dilution provisions resulting from the January 8, 2015 private placement.

Commitments/Contingencies:

AVEKA Nutra Processing, LLC Line of Credit.  As discussed under “Liquidity and Capital Resources” above, under the terms of the CPA with ANP, we agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that we loaned ANP to assist ANP with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  As of December 31, 2014, all $500,000 to ANP under the line of credit was outstanding.  ANP, in April of 2014, has begun repaying the line of credit at a rate of $5,000 per month. On January 1, 2015, we entered into a new agreement with ANP pursuant to which we agreed to absolve ANP of any responsibility to pay the balance of a line of credit and accrued interest that had been owed to us.

Debt instruments and preferred stock.  As of December 31, 2014, no shares of Series I and Series II Preferred Stock remained outstanding.  See “Recent Developments Affecting the Company – Funding Initiatives” above regarding convertible and nonconvertible notes payable outstanding and deposits received towards the sale of convertible preferred stock.

On March 24, 2014, Fordham extended a $500,000 revolving loan (the “Equipment Loan”) to Z Trim Holdings, Inc. (the “Company”) evidenced by an Equipment Revolving Note (the “Note”) issued by us to Fordham.  The Note requires monthly payments of principal of $10,416.66 plus interest, commencing on April 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Note is calculated at a fixed rate of 20% per annum.  The Note may be prepaid in full at any time; provided that if the Company prepays the Note prior to September 24, 2014 (such six-month period, the “Guaranteed Interest Period”), it must pay a prepayment penalty equal to the amount by which (i) the aggregate interest that Fordham would have received on the Note during the Guaranteed Interest Period had there been no prepayment exceeds (ii) the aggregate interest paid by the Company prior to the date of prepayment.

On July 16, 2014, we entered into an Amended and Restated Equipment Revolving Note (the “Amended Note”) with Fordham Capital Partners, LLC in the amount of $582,842.  The Amended Note requires monthly payments of principal of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Amended Note is calculated at a fixed rate of 22% per annum.

On July 25, 2014, we entered into an Amended and Restated Equipment Revolving Note (the “Second Amended Note”) with Fordham Capital Partners, LLC in the amount of $668,750.  The Second Amended Note requires one monthly payment of principal of $12,143 plus interest, commencing on July 25, 2014 followed by successive monthly installments of principal of $13,679 plus interest and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Second Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

Capital expenditures.   At December 31, 2014, we had no material commitments for capital expenditures.

Lease commitments.   We lease a combined production and office facility located in Mundelein, Illinois.  The lease was renewed in the first quarter of 2012 and expires in May 2014; monthly rental payments are $21,361, inclusive of property taxes.  On March 14, 2014 we entered into an amendment to the original lease agreement for office space located in Mundelein, Illinois.  The amendment extended the term of the lease to May 14, 2015 upon the same terms and conditions contained in the lease as amended.

Litigation.  In July 2007, we were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and is seeking damages in excess of $200,000.  The trial court has issued a default order against us, and has denied our motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and we will vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, we have conservatively allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this proceeding.

Although there can be no assurances, based on the information currently available, management believes that it is probable that our ultimate outcome of each of these actions will not have a material adverse effect on the consolidated financial statements of.  However, an adverse outcome in either of these actions could have a material adverse effect on our financial results of in the period in which it is recorded.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Going Concern

As of the date of our most recent audit, which included the fiscal year ended December 31, 2014, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

Our significant accounting policies are described in Note 3 to the Financial Statements.

We consider the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the company’s financial statements and the uncertainties that could impact the company’s financial position, results of operations and cash flows.

Revenue Recognition – We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on our historical experience.

Accounting for Derivative Instruments -  All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in our common stock warrants, which have reset provisions to the exercise price and conversion price if we issue equity or other notes at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on our balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments – Our financial instruments consist of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

We utilizes various types of financing to fund our business needs, including convertible debt with warrants attached. We review our warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Our only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at December 31, 2014 and 2013 was $20,166 and $95,049, respectively, and the gain due to valuation for the twelve months ended December 31, 2014 was $74,883 as compared to $966,736 at December 31, 2013.

Stock - Based Compensation – We estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. We recognized pre-tax compensation expense related to stock options of $935,097 and $2,318,355 for the year ended December 31, 2014 and 2013, respectively.

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

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined~~)~~ in Exchange Act Rules 13a – 15(e) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the period ended December 31, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Annual Report.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2014, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Steven J. Cohen, 58 Director since 2006
Mr. Cohen, has served as our Managing Director of Communications and Planning since January 8, 2015 and has been employed by Z Trim since 2002 when he was hired as its director of investor relations.  He was promoted to Vice President of Corporate Development in 2003 and to President in 2006 when he also began serving on the Board of Directors.  In 2007, Mr. Cohen assumed the role of Chief Executive Officer.  Prior to joining Z Trim, Mr. Cohen had 25 years' experience at the Chicago Mercantile Exchange where he worked in various brokerage house positions as well as a trader. Mr. Cohen attended college at the University of Illinois and Oakton Community College.  Mr. Cohen was a member of the U.S. Olympic Team at the 1988 Olympics in Seoul and was a coach for the U.S. Olympic Team at the 2000 Olympics in Sydney Australia. Mr. Cohen’s  understanding of the Company’s products and market has proven to be valuable to the Board in understanding that market and in evaluating and approving the Company’s strategic initiatives in that market. Mr. Cohen’s insights have been valuable in identifying and evaluating economic and market challenges faced by the Company, which has been of particular benefit to the Board when reviewing and evaluating marketing and strategic initiatives.

Morris Garfinkle, 66 Director since 2009
Mr. Garfinkle presently serves as our Chairman of the Board of Directors and the Chairman of the Audit Committee.  Currently, Mr. Garfinkle is Founder, Chairman and CEO of Tailwind Consultants, LLC since 2012, as well as Co-Founder and Principal of KGSR Restructuring, LLC since May 2013.  Previously Mr. Garfinkle has served as the Founder, President and CEO of GCW Consulting, a consulting firm based out of Arlington, Virginia.  He received his Juris Doctor from Georgetown University and his B.S. in Economics (Cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania.  Mr. Garfinkle has over 40 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising.  His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others.  He also served on the Board of Directors of HMSHost from 2000 - 2006. The Company believes that Mr. Garfinkle’ s financial, business and legal expertise, combined with his experience as an executive and director of other companies, as well as his years of experience providing strategic advisory services, qualifies him to serve as a member of the Board and an effective member of Audit Committee, of which he is the Chairman.

Name and Age	Principal Occupation, Business Experience and Education
Brian S. Israel, 56 Director since 2007
Mr. Israel has been an External Director since 2007 and presently serves as Chairman of the Compensation and Nominating Committees.  Mr. Israel spent more than 20 years in the real estate finance industry, during which he managed teams responsible for production; operations; risk management; product development; and technology. In his most recent position, he served from 1989 to 2004 as Vice President and Division Administrator for the Residential Mortgage Division of Harris Trust and Savings Bank.  He is a former Member of the Federal National Mortgage Association's Regional Lender and Affordable Housing Advisory Boards, and in 2000, served as the 80th President of the Illinois Mortgage Banker's Association.

 Since retiring in 2004, he has dedicated much of his time and energy to consulting and board service in the non-profit sector. He is currently a Director and Immediate Past President of the Illinois Jump$tart Coalition for Personal Financial Literacy, an organization working to enhance the financial capabilities of young people. Other roles include: Advisory Board Member – StepOut USA, which creates social and educational connections for adults with learning disabilities; Partner – Money Smart Week, a financial education program of the Chicago Federal Reserve Bank; Principal – Future State Consulting, which provides strategic planning, training and project management services to non-profit organizations; Partner – North Shore Custom Homes, Ltd.; and Member – Ely Chapter of Lambda Alpha International. His experience in finance and human resource management, especially as it relates to operational and structural issues, has added substantial value to the deliberations of the Board.

Name and Age	Principal Occupation, Business Experience and Education
Dan Jeffery, 70 Director since 2015
Mr. Jeffery had served as Co-founder and President of Axelgaard Manufacturing Co., Ltd. from 1984 until 2014.  Axelgaard is engaged in the manufacture, sales and distribution of neurostimulation electrodes and hydrogels.  Prior to Axelgaard, Mr. Jeffery served as Vice President of Marketing at Neuromedics, a division of Intermedics.  Neuromedics is a sales and marketing company that distributes neurostimulation devices and accessories for the treatment of lower back pain and muscle rehabilitation.  Mr. Jeffery has over 44 years of experience in sales and marketing.  He is also a 1967 graduate of the University of Illinois with a bachelor degree in Education.

Edward Smith III, 39 Director since 2009
Mr. Smith has served as our Chief Executive Officer and President since January 8, 2015.  Since January 1, 2015 he has served as the Managing Member of Aristar Capital Management, LLC, (“ACM”) a New York-based investment firm and the Company’s controlling stockholder. ACM is the investment manager of Aristar Ventures I, LLC, Aristar Ventures I-B, LLC and Aristar Ventures I-C, LLC (collectively, “Aristar”).  From April 2005 through December 2014, Mr. Smith was the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. BCM was the investment manager of Brightline Ventures I, LLC, Brightline Ventures I-B, LLC and Brightline Ventures I-C, LLC (collectively, “Brightline”). Prior to founding BCM, Mr. Smith worked at Gracie Capital, GTCR Golder Rauner and Credit Suisse First Boston.  Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Master’s in Business Administration from Harvard Business School. He is currently a Director of Heat Biologics, Inc. (Nasdaq:HTBX), a North Carolina based company focused on the development of novel therapeutics to prime the immune system against a variety of disorders. We believe that, as a result of his past experience, including managing an investment fund, and his many contacts in the food industry, Mr. Smith adds valuable managerial experience on the Board and an understanding of investor expectations, both of which are important to the Board’s strategic planning and risk management responsibilities.

Other than with Edward Smith III, there are/were no arrangements with any director or executive officer regarding their election or appointment.  We agreed to nominate Mr. Smith as a director as part of Brightline Ventures I, LLC’s investment in 2009.   There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

The following information sets forth the names of our sole executive officer that is not serving as a director, his age, period of service and description of his business experience:

Name and Age	Principal Occupation, Business Experience and Education
John R. Elo, 56 Chief Financial Officer since 2014
Mr. Elo was hired by the Company to serve as its Controller in October 2011.  In August 2014, Mr. Elo was appointed to be the Company’s Chief Financial Officer.  Prior to that, he was the Controller, Human Resources and MIS Manager of Oxy-Dry Food Blends, Inc., a wholly owned subsidiary of Baldwin Technology Company, Inc. from January 2005 through September 2011.   From July 2001 through June 2004 Mr. Elo also served as Controller for Millennium Custom Foods, Inc.   During the 1990’s he was Chief Financial Officer and Controller of Independence Bank of Chicago and Controller of First American Bank Corporation.     Mr. Elo received a Bachelor Degree in Accounting and Economics from Benedictine University (formerly Illinois Benedictine College) and is also a Certified Public Accountant.  He is a member of the Illinois CPA Society and American Institute of Certified Public Accountants.   Mr. Elo brings over 10 years of experience in the food manufacturing and process development environment.

Section 16(a) Beneficial Ownership Reporting

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated there under, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to our reports of ownership and change in ownership with respect to all equity securities of the company.  Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2014 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2014, complied with all Section 16(a) filing requirements applicable to such individuals other than John Elo who had a late Form 3 filing and Aristar Capital Management, LLC that had a late Form 4 filing..

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code”).  The Code applies to all of our directors, officers, and employees.  Among other things, the Code is intended to focus the board of directors and the individual directors on areas of ethical risk, help directors recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and foster a culture of honesty and accountability. The Code covers all areas of professional conduct relating to service on the Z Trim Board, including conflicts of interest, unfair or unethical use of corporate opportunities, strict protection of confidential information, compliance with all applicable laws and regulations and oversight of ethics and compliance by our employees.

The full text of the Code is published on our website at http://www.ztrim.com/pages/code_of_ethics___business_conduct/40.php.  We will disclose any future amendments to, or waivers from, provisions of these ethical policies and standards for Officers and Directors on our website within two business days following the date of such amendment or waiver.

Selection Criteria for Directors

The Company’s Board of Directors established a Nominating Committee in 2008.  The related provisions set forth in the Bylaws serve as the charter for the Nominating Committee.  The Board Nominating Committee, composed of two directors of our Company, identifies candidates for director nominees through recommendations solicited from other directors, our executive officers, search firms or other advisors, shareholders pursuant to the procedures set forth below, and through such other methods as the independent directors deem to be helpful.  Based upon an evaluation of the candidates by the Board Nominating Committee, it recommends to the full Board candidates it has determined to be qualified for serving on the Board.  Effective in 2008, Brian Israel was appointed a member of the Nominating Committee, with Brian Israel serving as chairman.  The Nominating Committee did not meet during 2014.

Our Bylaws provide that shareholders, in submitting recommendations to the Nominating Committee for director candidates, shall follow the following procedures:

- Recommendations for nomination must be received by a date not later than the close of business on the 120th calendar day prior to the calendar date our proxy statement was filed with the Securities and Exchange Commission in connection with the previous year’s annual meeting of shareholders or special meeting in lieu of annual meeting of shareholders.

- Such recommendation for nomination shall be made in writing and shall include the following information: (A) name of the shareholder making the recommendation; (B) a written statement disclosing such shareholder’s beneficial ownership of our securities; (C) name of the individual recommended for consideration as a director nominee; (D) a written statement as to why such recommended candidate would be able to fulfill the duties of a director; (E) a written statement describing how the recommended candidate meets the independence requirements established by the NYSE Amex (now known as NYSE MKT) or any other requirements adopted by us; (F) a written statement disclosing the recommended candidate’s beneficial ownership of our securities; (G) a written statement disclosing relationships between the recommended candidate and us which may constitute a conflict of interest; and (H) a written statement by the recommended candidate that the candidate is willing and able to serve on the Board of Directors.

Our Bylaws provide that the composition of the Board of Directors must meet the independence requirements promulgated by the NYSE Amex (now known as NYSE MKT) or such other requirements as may be adopted by us.

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

While the Board does not have a separate formal diversity policy, it is our and the Board’s policy to identify qualified potential candidates without regard to any candidate’s race, color, disability, gender, national origin, religion or creed, and we seek to ensure the fair representation of shareholder interests on the Board of Directors through the criteria set forth above.  In selecting our directors, we consider the potential to contribute to the diversity of viewpoints, backgrounds, or experiences of the Board of Directors as a whole.  The Board of Directors believes that the use of the Nominating Committee’s general criteria, along with non-discriminatory policies, will best result in a Board of Directors that shows diversity in many respects. The Board of Directors believes that it currently maintains that diversity.

Audit Committee

The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants.  Among its other responsibilities, the Committee also is responsible for the receipt, retention and treatment of complaints received by us relating to accounting, internal accounting controls or auditing matters and confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  See also “Report of the Audit Committee.”

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Garfinkle qualifies as an “audit committee financial expert” based on a review of his educational background and business experience.

ITEM 11.	Executive Compensation.

Our compensation philosophy has been, and continues to be, that compensation should drive long-term value creation for our stockholders. Total compensation for each employee should be based on individual our performance, market practice, and the value of our employee’s position. Our compensation programs should not encourage unnecessary or excessive risk taking.

Compensation to our named executive officers (“NEOs”) consists solely of cash compensation and the issuance of stock options pursuant to our Incentive Compensation Plan.  We pay base salary in order to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive.  We provide our NEOs with stock options that are generally available to all of our employees in order to further our goal of attracting and retaining senior executives of outstanding ability.  We do not believe that our employee compensation policies are reasonably likely to have a material adverse effect on our company.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned in the fiscal years ended December 31, 2014 and 2013 by the person serving as  our Chief Executive Officer during such period and the two most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal years ended December 31, 2014 and 2013 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(2)	Total ($)
Steven J. Cohen	2014	113,753	113,665	227,418
Managing Director of Communications and Planning and Secretary and Former President and Chief Executive Officer(3)	2013	150,000	301,155	451,155
John R. Elo	2014	76,485	85,304	161,789
Chief Financial Officer(4)
Brian Chaiken	2014	71,169	-	71,169
Former Chief Financial Officer, Former Chief Legal Officer and Secretary(4)(5)	2013	136,000	237,021	373,021

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

(2) The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2014 and 2013 in accordance with applicable accounting standards.  In 2014, Steven Cohen received 228,800 options at a strike price of $0.56 that have an option expiration date of January 1, 2019.  In 2013, Steven Cohen received 288,000 options at a strike price of $1.67 that have an option expiration date of January 4, 2018.  In 2014, John R. Elo received 75,000 options at a strike price of $0.56 that have an option expiration of January 1, 2019 and upon his appointment to CFO, he received 153,500 options at a strike price of $0.62 that have an option expiration of August 18, 2019.  In 2013, Brian Chaiken received 226,667 options at a strike price of $1.67 that have an option expiration date of January 4, 2018.  Upon Mr. Chaiken’s resignation the amount of 2013 options was reduced to 150,000.

 (3) Mr. Cohen was appointed as our Managing Director of Communications and Planning and Secretary in January 2015 when Mr. Smith was appointed our Chief Executive Officer and President.

(4) Mr. Elo was appointed our Chief Financial Officer in August 2014 when Mr. Chaiken resigned as Chief Financial Officer.

(5) Upon Mr. Chaiken’s separation from our company he received compensation in the amount of $10,349 according to a Separation and Release Agreement (“Agreement”).  At December 31, 2014, we accrued $40,354 which was due and payable to Mr. Chaiken under the Agreement.  This amount was paid in January 2015.

In 2006, we entered into an employment agreement with Steven J. Cohen setting forth the terms of his employment as our President.  Mr. Cohen’s employment under the employment agreement was for an initial term of three years and is now renewable on an annual basis for a one year term based on the mutual desire of the parties.  Either Mr. Cohen or we can terminate the employment agreement without cause on 30 days written notice.  If Mr. Cohen is terminated for any reason other than disability or death, we are not required to make any further payments to Mr. Cohen other than with respect to obligations accrued on the date of termination.  In the event that Mr. Cohen is terminated by reason of disability or death, we are required to provide Mr. Cohen or his estate any benefits set forth in any of our benefit programs or plans on the date of termination.

Under Mr. Cohen’s employment agreement, we are also protected from competition by Mr. Cohen after his employment with us would cease. Upon termination, Mr. Cohen agrees to not interfere with the relationships between our suppliers, customers or agents for six months, and that he will not compete with us over the same period in any county of any state in which we are providing service at the time of termination.  Further, Mr. Cohen has agreed to related confidentiality requirements after the termination of his employment.

In 2007, we entered into an employment agreement with Brian Chaiken setting forth the terms of his employment as our General Counsel and Vice President of Business Development.  Mr. Chaiken’s employment under the employment agreement was at will.  The agreement provided that if Mr. Chaiken was terminated for cause, we were not required to make any further payments to Mr. Chaiken other than with respect to obligations accrued on the date of termination.  If Z Trim were to terminate Mr. Chaiken without cause, Mr. Chaiken was entitled to receive a severance payment equal to his wages at the time he was terminated for a minimum of six months, with an additional two months for each year of completed service on a pro-rata basis, up to a maximum of two years.  Under Mr. Chaiken’ s employment agreement, a termination for a “cause” would occur if  Mr. Chaiken did any of the following: (i) committed or participated in an act of fraud, gross neglect, misrepresentation, embezzlement or dishonesty against the Company; (ii) committed or participated in any other injurious act or omission wantonly, willfully, recklessly or in a manner which was grossly negligent against us, monetarily or otherwise; (iii) engaged in a criminal enterprise involving moral turpitude; (iv) engaged in an act or acts constituting a felony under the laws of the United States or any state thereof or in any act or acts resulting in the loss of any state or federal license required for Mr. Chaiken to perform his material duties or responsibilities for us; or (v) Mr. Chaiken’ s breach of any provision of the employment agreement. Mr. Chaiken would also be provided with COBRA expenses for family health insurance for nine months following his separation from us.

 Under Mr. Chaiken’s employment agreement, Z Trim was also protected from competition by Mr. Chaiken after his employment with Z Trim would cease. Upon termination, Mr. Chaiken agreed to not interfere with the relationships between the suppliers, customers or agents of Z Trim for twelve months, and that he would not compete with Z Trim over the same period in any target market in which it engages in or may engage in the future.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
December 31, 2014

The following table contains information regarding outstanding equity awards held at December 31, 2014, by the named executive officers.

Name	Option Awards Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

	228,800	0.56	1/1/2019
	288,000	1.67	1/4/2018
Steven J. Cohen	343,980	0.65	1/25/2017
	245,700	1.11	1/7/2016
	315,000	1.10	5/10/2015
	210,000	1.60	1/19/2015
	153,500	0.62	8/18/2019
	75,000	0.56	1/1/2019
John R. Elo	84,000	1.67	1/4/2018
	87,500	0.63	4/26/2017
	150,000	1.67	1/3/2018
Brian Chaiken	150,000	0.65	1/25/2017
	150,000	1.01	1/6/2016
	150,000	1.01	5/11/2015
	150,000	1.45	1/19/2015

OPTION EXERCISES AND STOCK VESTED
2014

There were no Z Trim stock options that were exercised by the named executive officers in fiscal 2014. There were no outstanding awards of restricted stock in fiscal 2014.

2014 Directors’ Compensation

Employee directors do not receive any separate compensation for their activities on the board of directors.  Non-employee directors received 71,429 shares of common stock as an annual retainer as well as a maximum 35% tax gross up not to exceed $10,000 per board member.

Non-employee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, we will provide the broadest form of indemnification under Illinois law under which liabilities may arise as a result of their role on the board of directors and payments for reimbursements for expenses incurred by a director in defending against claims in connection with their role, and the director satisfies the statutory standard of care.

The following table provides compensation for non-employee directors who served during fiscal 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Morris Garfinkle	0	40,000	19,000	59,000
Mark Hershhorn(3)	0	40,000	19,000	59,000
Edward Smith, III	0	40,000	19,000	59,000
Brian Israel	0	40,000	19,000	59,000

(1)	In January 2014, each non-employee director was issued 71,429 shares of common stock as compensation or services as a director. The amounts in the table reflect the grant date fair value of stock awards to the named directors in accordance with Accounting Standards Codification Topic 718, which was $0.56 per share. The ultimate values of the stock awards to the directors generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy.

(2)	In April 2014 each non-employee director received a note in the principal amount of $19,000 in lieu of receiving cash fees for services as a director. Included in such fees is an amount for attending board meetings during 2013 and 2014 (through April 2014) and a 35% tax gross up paid to each director based on the then-current fair market value of the shares of common stock issued as additional compensation.

(3)	On March 10, 2015, Mr. Hershhorn resigned from the Board of Directors. Mr. Dan Jeffery was appointed to replace Mr. Hershhorn on the board.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents certain information as of March 31, 2015, regarding the beneficial ownership of the Z Trim common stock held by each director or nominee for director, each executive officer appearing in the “Summary Compensation Table” included in “Executive Compensation” and all directors and executive officers as a group.  As of March 31, 2015, we had 40,711,778 shares of common stock outstanding.

Name and Address(1)	Shares Beneficially Owned(2)		Percentage of Shares Outstanding
Executive Officers
Edward Smith III	102,054,992	(3)	82.5%
Steven J. Cohen	1,421,483	(4)	3.4%
John R. Elo	400,000	(5)	1.0%
Directors
Morris Garfinkle	6,812,115	(6)	14.6%
Brian S. Israel	712,908	(7)	1.7%
Dan Jeffery	192,308	(8)	*
All executive officers and directors as a group (6 persons)	111,593,806		85.0%

*Less than 1% of our common stock outstanding.

(1)	The address for each stockholder listed in the table is c/o Z Trim Holdings, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

(2)	The specified persons have sole voting and sole dispositive powers as to all shares, except as otherwise indicated.

(3)	Consists of: (i) 33,394,194 shares of common stock beneficially owned by Mr. Smith (consisting of: (A) 285,615 shares of common stock owned directly by Mr. Smith, (B) 407,889 shares of common stock issuable upon conversion of convertible notes held directly by Mr. Smith, (C) 813,839 shares of common stock issuable upon conversion of Series B Preferred Stock owned directly by Mr. Smith, and (D) 31,886,851 shares of common stock issuable upon exercise of warrants owned directly by Mr. Smith); and (ii) 68,660,798 shares of common stock beneficially owned by Aristar Capital Management, LLC (“Aristar Capital”), together with Aristar Ventures I, LLC (“Aristar Ventures I”), Aristar Ventures I-B, LLC (“Aristar Ventures I-B”) and Aristar Ventures I-C, LLC (“Aristar Ventures I-C”), which is further described in the table below setting forth persons known to us to be owners of more than 5% of our common stock. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar GP (defined below), which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith. Aristar Capital, Aristar Capital Management GP, LLC (“Aristar GP”), Aristar Ventures I, Aristar Ventures I-B, Aristar Ventures I-C (collectively, “Aristar Ventures”) and Mr. Smith jointly filed a report with the SEC on Schedule 13D/A, dated February 10, 2015, reporting shared beneficial ownership with respect to an aggregate of 68,660,798 shares of common stock held by Aristar Ventures. The 68,660,798 shares of common stock consist of: (i) 65,596,493 shares held directly by Aristar Ventures I (consisting of (A) 15,955,136 shares of common stock and (B) warrants to purchase 49,641,357 shares of common stock); (ii) 1,985,448 shares of common stock held directly by Aristar Ventures I-B; and (iii) 1,078,857 shares of common stock held directly by Aristar Ventures I-C (consisting of (A) 844,571 shares of common stock and (B) warrants to purchase 234,286 shares of common stock). Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar GP, which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith.

(4)	Consists of 1,421,480 shares of common stock subject to options exercisable within sixty days of March 31, 2015.

(5)	Consists of 400,000 shares of common stock subject to options exercisable within sixty days of March 31, 2015.

(6)	Consists of: (i) 1,011,185 shares of common stock owned directly by Mr. Garfinkle, (ii) 53,665 shares of common stock issuable upon conversion of convertible notes owned directly by Mr. Garfinkle, (iii) 115,243 shares of common stock issuable upon conversion of Series B Preferred Stock owned directly by Mr. Garfinkle, and (iv) 5,632,022 shares of common stock issuable upon exercise of warrants owned directly by Mr. Garfinkle.

(7)	Consists of: (i) 493,353 shares of our common stock owned directly by Mr. Israel, (ii) 59,554 shares of common stock issuable upon conversion of Series B Preferred Stock owned directly by Mr. Israel, and (iii) 160,003 shares of our common stock issuable upon exercise of warrants owned directly by Mr. Israel.

(8)	Consists of 192,308 shares of common stock directly owned by Mr. Jeffery.

The following table presents certain information as of March 31, 2015 regarding the beneficial ownership of the Z Trim common stock held by each known 5%-or-greater shareholder of Z Trim.

Name and Address	Shares Beneficially Owned (1)	Percentage of Shares Outstanding
Aristar Ventures I, LLC and Aristar Ventures I-B, LLC and Aristar Ventures I-C, LLC 1120 Avenue of the Americas, Suite 1514 New York, NY 10036	68,660,798	75.8%

(1)	Aristar Capital, Aristar GP, Aristar Ventures I, Aristar Ventures I-B, Aristar Ventures I-C (collectively, “Aristar Ventures”) and Edward Smith III jointly filed a report with the SEC on Schedule 13D/A, dated February 10, 2015, reporting shared beneficial ownership with respect to an aggregate of 68,660,798 shares of common stock held by Aristar Ventures. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar GP, which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith.

The above beneficial ownership information is based on data furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act. It is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Certain Related Parties

None

Transactions with Members of the Board of Directors

On February 11, 2014 we entered into an agreement with Edward Smith III, our Chief Executive Officer and a Director and Shareholder, pursuant to which Mr. Smith agreed to lend us $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the 30 day trailing average closing price of our common stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by our assets, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

On April 25, 2014, we entered into an agreement with Edward Smith III, a Director and Shareholder of our Company, pursuant to which Mr. Smith agreed to lend us $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, we issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of our Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% per annum computed on a 365-day year.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each Director Note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, we issued 14% convertible subordinated secured notes to both Morris Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% per annum computed on a 365-day year.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On July 15, 2014, we entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend us $64,000 in an unsecured note payable.  The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of our agreements with our secured creditors.

On August 6, 2014, we issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% per annum computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of our common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of our common stock.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On September 29, 2014, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (November 29, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 23, 2014, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matures in two months (December 23, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 30, 2014, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $70,000.  The note matures in two months (December 30, 2014) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 3, 2014, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $30,000.  The note matures in two months (February 3, 2015) and bears interest at 14% per annum computed based on a 365-day year.  Accrued interest is payable at maturity in cash.  The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 19, 2014, we executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended to April 15, 2015.

In connection with the private placement offering that was consummated in January 2015, the members of our Board of Directors agreed to receive an aggregate of 96,589 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, our Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

We do not have a written policy with respect to related party transactions.  However, all such transactions are reviewed and approved by the Board of Directors prior to finalization.

Director Independence

Under our bylaws, the composition of the Board of Directors must meet the independence requirements promulgated by the NYSE  MKT or such other requirements as may be adopted by us.  Based on these standards, the Board of Directors has determined that Messrs. Garfinkle, Jeffery and Israel are each “independent” under applicable rules and guidelines. Mr. Cohen, as our Managing Director, and Mr. Smith, as our Chief Executive and Managing Partner of Aristar Capital Management, LLC (our controlling shareholder), are not considered to be “independent.”

In determining that Messrs. Garfinkle, Jeffery and Israel are each “independent” under applicable rules and guidelines used by us to determine independence, the Board of Directors took into consideration that each of these directors has purchased convertible notes and/or preferred stock in private offerings on the same terms and conditions as was offered to persons not affiliated with us.

Our independent directors have the opportunity to meet in executive session, without the other directors or management, as part of each regular Board meeting.

ITEM 14.	Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by M&K CPAS, PLLC for professional services for the fiscal year ended December 31, 2014 and December 31, 2013, respectively:

Fee Category	2014	2013
Audit Fees	$68,500	$66,200
Audit-Related Fees		18,650

Total Fees	$68,500	$84,850

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

Audit Committee Pre-Approval Policy

Our Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are approved by the Audit Committee prior to the completion of the service. The Audit Committee may also form and delegate authority to sub-committees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting.  In accordance with the pre-approval policy, the Audit Committee has approved certain specified audit and non-audit services to be provided by M&K CPAS, PLLC for up to twelve (12) months from the date of the pre-approval. Any additional services to be provided by our independent auditors following such pre-approval require the additional pre-approval of the Audit Committee.

There were no services in fiscal 2014 or 2013 that were not approved in advance by the Audit Committee under this policy.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements
Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of December 31, 2014 and 2013	F-2

Statements of Operations for the Years Ended December 31, 2014 and December 31, 2013	F-3

Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014 and December 31, 2013	F-4

Statements of Cash Flows for the Years Ended December 31, 2014 and December 31, 2013	F-5

Notes to Financial Statements	F-6

(a)(2)	Not Applicable.

(a)(3)	Exhibits.

See (b) below.

(b)	Exhibits.

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

Z TRIM HOLDINGS, INC.

By:	/s/ Edward Smith III	Date: March 31, 2015
Edward Smith III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward Smith III
Edward Smith III, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 31, 2015

/s/ John R. Elo	Date: March 31, 2015
John R. Elo, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dan Jeffery	Date: March 31, 2015
Dan Jeffery, Director

/s/ Brian Israel	Date: March 31, 2015
Brian Israel, Director

/s/ Steven J. Cohen	Date: March 31, 2015
Steven J. Cohen, Director

/s/ Morris Garfinkle	Date: March 31, 2015
Morris Garfinkle, Director

Z TRIM HOLDINGS, INC.

EXHIBIT INDEX
TO
Form 10-K for Fiscal Year Ended December 31, 2014

Exhibit Number	Description

3.1
Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Annual Report on form 10-K for the fiscal year ended December 31, 2009, File No. 001-32134;  Illinois Statement of Resolution Establishing the Series I Preferred Stock filed as Exhibit 3.1 (a) in the Current Report on Form 8-K filed June 7, 2010; and Illinois Statement of Resolution Establishing the Series II Preferred Stock filed as Exhibit 3.1 (a) in the Current Report on Form 8-K filed March 21, 2011, and incorporated herein by reference)

3.2
Bylaws, as amended, of Z Trim Holdings, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-8 filed on December 17, 2012 (File No. 333-185517), and incorporated herein by reference)

3.3
Statement of Resolution Establishing the Preferred Shares (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated by reference)

4.1	Form of Amended and Restated Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated October 19, 2009 and incorporated herein by reference).
4.2	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2009, File No. 001-32134 and incorporated herein by reference).
4.3	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated November 18, 2008, File No. 001-32134, and incorporated herein by reference).
4.4	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated September 3, 2008, File No. 001-32134, and incorporated herein by reference).
4.5	Form of Amendment to the Warrant (filed as Exhibit 4.32 to the Company’s Form S-3 dated December 14, 2009 and incorporated herein by reference).
4.6	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated June 24, 2008, File No. 001-32134, and incorporated herein by reference).
4.7
Form of Warrant issued on February 9, 2009, File No. 001-32134, for shares of common stock at $0.01 per share (filed as Exhibit 4.33 to the Company’s Form S-1 dated May 25, 2010 and incorporated herein by reference).

4.8	Form of Warrant to Purchase common stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated June 7, 2010, File No. 001-32134, and incorporated herein by reference).
4.9	Form of Warrant to Purchase common stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 21, 2011, File No. 001-32134, and incorporated herein by reference).
4.10	Form of Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference).
4.11	Form of Placement Agent Warrant (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 filed on May 23, 2013, File No. 333-186577, and incorporated by reference)
4.12	Form of Warrant (filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-1 filed on May 23, 2013, File No. 333-186577, and incorporated by reference)
4.13	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated by reference)
4.14	Form of Amendment to $1.50 Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated by reference)
4.15	Security Purchase Agreement (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-1, File No. 333-186577 filed on November 4, 2013, and incorporated by reference)
4.16	Form of Equipment Revolving Note, dated March 24, 2014 (filed as Exhibit 10.1 to the Company's Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference).
4.17	Form of Security Agreement, dated March 24, 2014 (filed as Exhibit 10.2 to the Company's Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference).
4.18	Form of Factoring Agreement, dated March 24, 2014 (filed as Exhibit 10.3 to the Company's Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference).
4.19	Form of Initial Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated by reference)

4.20	Form of Additional Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated by reference)
4.21
Form of Warrant issued to Edward B. Smith, III and Morris Garfinkle Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 9, 2015, File No. 001-32134, and incorporated by reference)

10.1	Steve Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ending June 20, 2006, File No. 001-32134 and incorporated herein by reference). *
10.2	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 14, 2008 and incorporated herein by reference). *
10.3
Cooperative Research and Development Agreement with the United States Department of Agriculture's Agricultural Research Service dated June 14, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ending June 30, 2011, File No. 001-32134, and incorporated herein by reference).

10.4
Custom Processing Agreement dated as of October 17, 2011, by and between Z Trim Holdings, Inc. and AVEKA Nutra Processing, LLC. ~~*~~ (filed as Exhibit 10.1 to the Company’s Form 8-K/A dated October 17, 2011, File No. 001-32134, and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference).
10.6	Investment Banking Agreement with Legend Securities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference).
10.7	Z Trim Holdings, Inc. Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 5, 2012, and incorporated herein by reference).*
10.8	Form of Subscription Agreement dated August 20, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated by reference)
10.9
Form of Subscription Agreement dated September 17, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated by reference)

10.10	Form of Placement Agent Agreement (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on November 4, 2013, File No. 333-186577, and incorporated by reference)
10.11	Form of Escrow Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on November 4, 2013, File No. 333-186577, and incorporated by reference)
10.12
Amended and Restated Equipment Revolving Note, dated July 16, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated by reference)

10.13
First Amendment to Security Agreement, dated July 16, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated by reference)

10.14
Loan Agreement dated July 15, 2014 by and between the Company and Edward Smith (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated by reference)

10.15
Amended and Restated Equipment Revolving Note, dated July 25, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2014, File No. 001-32134, and incorporated by reference)

10.16
Second Amendment to Security Agreement, dated July 25, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2014, File No. 001-32134, and incorporated by reference)

10.17
Form of Securities Purchase Agreement between the Company and the Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated by reference)

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
101
The following materials from Z Trim Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.**

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Z Trim Holdings, Inc.

We have audited the accompanying balance sheets of Z Trim Holdings, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Trim Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have enough cash on hand to meet its current liabilities and has had reoccurring losses as of December 31, 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
March 31, 2015

Z TRIM HOLDINGS, INC.
BALANCE SHEET

ASSETS

	12/31/2014	12/31/2013

Current Assets
Cash and cash equivalents	$1,027,713	$443,472
Accounts receivable	46,188	380,238
Inventory	709,029	544,535
Prepaid expenses and other assets	63,296	136,887

Total current assets	1,846,226	1,505,132

Long Term Assets
Note receivable	$-	$550,650
Other assets	15,393	11,892
Property and equipment, net	1,207,975	1,800,306

Total long term assets	1,223,368	2,362,848

TOTAL ASSETS	$3,069,594	$3,867,980

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,033,875	$374,566
Short-term borrowings	588,211	-
Short-term nonconvertible notes payable to related party	270,000	-
Customer deposit	70,400	-
Accrued expenses and other	367,331	194,144
Accrued liquidated damages	36,178	36,178
Derivative liabilities	20,166	95,049
Total Current Liabilities	2,386,161	699,937

Long-term convertible notes payable to related parties	990,000	-

Total Liabilities	3,376,161	699,937

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 39,734,854 and 39,449,138 shares, December 31, 2014 and 2013, respectively	1,987	1,973
Preferred stock payable	1,010,000	-
Additional paid-in capital	131,134,645	130,039,561
Accumulated deficit	(132,453,199)	(126,873,491)

Total Stockholders' Equity (Deficit)	(306,567)	3,168,043

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,069,594	$3,867,980

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2014	2013
REVENUES:
Products	$1,013,670	$1,429,419
Total revenues	1,013,670	1,429,419

COST OF REVENUES:
Products	995,683	2,792,080
Inventory valuation reserve	-	742,168
Total cost of revenues	995,683	3,534,248

GROSS MARGIN	17,987	(2,104,829)

OPERATING EXPENSES:
Research and development costs	1,377,611	65,867
Selling, general and administrative	3,977,676	6,480,031
Total operating expenses	5,355,287	6,545,898

OPERATING LOSS	(5,337,300)	(8,650,727)

OTHER EXPENSES:
Rental and other income	1,483	-
Interest income	26,710	27,558
Interest expense - other	(7,675)	(2,037)
Interest expense - debt	(188,516)	-
Change in fair value - derivative	74,883	966,736
Loss on asset disposals, net	-	(1,334)
Loss on settlement with vendor	(159,293)	-
Expense for modification of warrants	-	(5,780,457)
Settlement gain	10,000	8,000
Total other expenses	(242,408)	(4,781,534)

NET LOSS	$(5,579,708)	$(13,432,261)

Less Preferred Dividends	-	56,144

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,579,708)	$(13,488,405)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.14)	$(0.41)

Weighted Average Number of Shares Basic and Diluted	39,734,854	32,862,216

The accompanying notes are an integral part of the financcial statements.

Z TRIM HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Shares of Common Stock	Common Stock	Shares of Convertible Preferred Stock	Convertible Preferred Stock	Additional Paid-In Capital	Common Stock Payable	Preferred Stock Payable	Accumulated Deficit	Total

Balance at December 31, 2012	25,032,444	$1,252	665,339	$2,157,238	$104,891,849	$2,358,107	$-	$(113,441,230)	$(4,032,784)

Stock issued for directors fees	114,944	5	-	-	199,997	-	-	-	200,002
Stock and warrants issued for services	770,000	39	-	-	630,894	-	-	-	630,933
Stock issued for cash, net of offering costs	2,711,238	136	-	-	2,172,029	-	-	-	2,172,165
Exercised warrants for cash	2,287,730	114	-	-	2,489,732	-	-	-	2,489,846
Exercised cashless warrants	3,606,157	180	-	-	(180)	-	-	-	-
Exercised stock options for cash	91,400	5	-	-	77,729	-	-	-	77,734
Exercised cashless stock options	100,528	5	-	-	(5)	-	-	-	-
									-
Stock issued for conversion of convertible preferred stock	3,859,697	193	(665,339)	(2,157,238)	2,690,046	(533,001)	-	-	-
Stock based compensation - stock options	-	-	-	-	2,318,355	-	-	-	2,318,355
Equity modification on warrants exercised	-	-	-	-	5,780,457	-	-	-	5,780,457
Derivative settlement	-	-	-	-	6,963,596	-	-	-	6,963,596
Dividends declared	-	-	-	-	(56,144)	56,144	-	-	-
Stock issued for settlement loss	875,000	44	-	-	1,881,206	(1,881,250)	-	-	-
Net loss	-	-	-	-	-	-	-	(13,432,261)	(13,432,261)

Balance at December 31, 2013	39,449,138	$1,973	-	$-	$130,039,561	$-	$-	$(126,873,491)	$3,168,043

Stock issued for directors fees	285,716	14	-	-	159,987	-	-	-	160,001
Stock based compensation - stock options	-	-	-	-	935,097	-	-	-	935,097
Deposits received for issuance of convertible preferred stock	-	-	-	-	-	-	1,010,000	-	1,010,000
Net loss	-	-	-	-	-	-		(5,579,708)	(5,579,708)

Balance at December 31, 2014	39,734,854	$1,987	-	$-	$131,134,645	$-	$1,010,000	$(132,453,199)	$(306,567)

The accompanying notes are an integral part of the financial statements

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,579,708)	$(13,432,261)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options vested	935,097	2,318,355
Common shares issued for director fees	160,001	200,002
Shares & warrants issued for services	-	630,933
Loss on equity modification	-	5,780,457
Depreciation	592,331	643,575
Loss on disposal of equipment	-	1,334
Loss on settlement with vendor	159,293	-
Inventory valuation reserve	-	742,168
Change in derivative liability, net of bifurcation	(74,883)	(966,736)
Adjustment to settlement loss accrual	-	(8,000)
Changes in operating assets and liabilities:
Accounts receivable	334,050	(80,982)
Inventory	(164,494)	(817,401)
Prepaid expenses and other assets	70,090	(60)
Note receivable	31,644	(27,500)
Accounts payable and accrued expenses	1,262,609	74,289
CASH USED IN OPERATING ACTIVITIES	(2,273,970)	(4,941,827)

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from sale of fixed assets	-	750
CASH PROVIDED BY INVESTING ACTIVITIES	-	750

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock, net	-	2,172,165
Proceeds from exercise of stock options	-	77,734
Proceeds from exercise of warrants	-	2,489,846
Proceeds from deposits for sale of convertible preferred stock	1,010,000	-
Borrowing on short term debt	700,000	-
Borrowing on long term convertible notes payable to related parties	990,000	-
Borrowing on short term nonconvertible notes payable to related party	270,000	-
Principal payments on debt	(111,789)	-
CASH PROVIDED BY FINANCING ACTIVITIES	2,858,211	4,739,745
NET INCREASE (DECREASE) INCREASE IN CASH	584,241	(201,332)

CASH AT BEGINNING OF PERIOD	443,472	644,804
CASH AT THE PERIOD ENDED DECEMBER 31	$1,027,713	$443,472

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$92,408	$-
Cashless exercise of warrants	$-	$180
Cashless exercise of options	$-	$5
Shares issued for stock payable related to settlement loss	$-	$1,881,250
Preferred stock conversion	$-	$2,690,056
Change in derivative liability due to exercise of warrants	$-	$4,201,908
Change in derivative liability due to conversion of preferred stock	$-	$2,761,688
Dividends payable declared	$-	$56,144

The accompanying notes are an integral part of the financial statements.

Z Trim Holdings, Inc.
Notes to Financial Statements

NOTE 1 – NATURE OF BUSINESS

Z Trim Holdings, Inc. (the “Company”) is an agritech company that owns existing, and has developed new products and processes to make use of biomass for uses in the food and industrial markets.  The Company’s food division currently sells a line of products to the food industry that can help food manufacturers reduce their costs and help them solve many production problems.  The Company’s technology provides value-added ingredients across virtually all food industry categories.  The Company’s all-natural products, among other things, help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s products can help extend finished products, and thereby increase its customers’ gross margins.  The Company’s industrial division, opened in 2012, plans to sell eco-friendly ingredients to oil drilling, hydraulic fracturing, petroleum coke, steel/aluminum, paper and other industries.  The Company’s industrial ingredients are highly functional in applications for adhesives, binders, viscofiers and emulsifiers.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern.  As of March 31, 2015, the date that the independent registered public accountant issued its report on the audited financial statements as of and for the year ended December 31, 2014, the Company did not have enough cash on hand to meet its current liabilities or to fund on-going operations beyond one year.  The Company had reoccurring losses as of December 31, 2014.  As a result, the independent registered public accountant’s audit report included an explanatory paragraph in respect of our ability to continue as a going concern. The Company intends to secure additional funding through debt or equity financing arrangements, increased sales generated by its operations and reduced expenses.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $0.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2014 and 2013.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2014 and 2013, the Company had warrants to purchase common stock, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock and preferred stock. The fair value of the derivative liability at December 31, 2014 and 2013 was $20,166 and $95,049, respectively.  The gain on derivative liability for the twelve months ended December 31, 2014 was $74,883 compared to $966,736 for the twelve months ended December 31, 2013.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/2013	$95,049	$-	$-	$95,049	$95,049

Change in derivative liabilities due to settlements	-	-	-	-	-
Change in derivative liabilities valuation	(74,883)	-	-	(74,883)	(74,883)
	(74,883)	-	-	(74,883)	(74,883)

Derivative Liabilities
12/31/2014	$20,166	$-	$-	$20,166	$20,166

Advertising Costs

The Company expenses all advertising costs as incurred.  The amount for the year ended December 31, 2014 and 2013 was $90 and $250 respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $935,097 and $2,318,355 for the years ended December 31, 2014 and 2013, respectively.

Note Receivable

The Company has entered into a custom processing agreement with a vendor in order to provide the Company with a partner for future manufacturing initiatives. The Company has agreed to make available a $500,000 note receivable to the vendor at a 5.5% interest rate. The vendor may not draw down more than $75,000 during any thirty day period. The Company will be re-paid for these advances with future discounts on products manufactured by the vendor.

The Company capitalizes distributions to the vendor related to this agreement upon disbursement based on this value to be applied towards discounts on future product purchases. Interest on the outstanding advances are recorded to interest income and capitalized to the note receivable account, and will be realized with future discounts as well.

On March 28, 2014 the Company agreed to an amendment to the custom processing agreement relating to the repayment of the note receivable advances plus interest.  Commencing on April 1, 2014, Aveka Nutra Processing began paying the Company $5,000 per month that was applied to principal and accrued interest.

On January 1, 2015 the Company and ANP entered into a new Custom Processing Agreement (the “new CPA”) replacing the Agreement from October 17, 2011.  The term of the new CPA is one year.  The CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  The new CPA provides that the Company and ANP mutually agree to release each other from the original Agreement.  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement.  The Company further agreed to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.

The CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce the Company’s products.  The Company agrees to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

As a result of the new CPA, the Company has recognized a settlement loss of $159,293 as of December 31, 2014.

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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.  The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

Pushdown Accounting

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014.  The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

NOTE 4 – INVENTORY

At December 31, inventory consists of the following:

	12/31/2014	12/31/2013
Raw materials	$20,931	$27,575
Packaging	5,023	8,178
Work-in-process	1,777	33,527
Finished goods	681,298	475,255

	$709,029	$544,535

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31,  property and equipment, net consists of the following:

	12/31/2014	12/31/2013
Production, engineering and other equipment	$6,422,110	$6,422,110
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,069,718	$10,069,718
Accumulated depreciation	$(8,861,743)	$(8,269,412)
Property and equipment, net	$1,207,975	$1,800,306

Depreciation expense was $592,331 and $643,575 for the years ended December 31, 2014 and 2013, respectively. The Company did not sell any fixed assets during the year ended December 31, 2014.  During the year ended December 31, 2013, the Company sold a fixed asset with a net book value of $2,084 in exchange for cash of $750 and recorded a loss on the sale of $1,334.

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

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with Aveka Nutra Processing LLC relating to the repayment of the note receivable made by the Company plus interest.  Commencing on April 1, 2014, Aveka Nutra Processing began paying the Company $5,000 per month to be applied to principal and accrued interest.

On January 1, 2015 the Company and ANP entered into a new Custom Processing Agreement (the “new CPA”) replacing the Agreement from October 17, 2011.  The term of the new CPA will be one year.  The CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  The new CPA provides that the Company and ANP mutually agree to release each other from the original Agreement. .  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement.   The Company further agrees to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.

The CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce the Company’s products.  The Company agrees to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

As a result of the new CPA, the Company has recognized a settlement loss of $159,293 as of December 31, 2014.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At December 31, accrued expenses consist of the following:

	12/31/2014	12/31/2013
Accrued payroll and taxes	$151,741	$51,566
Accrued settlements	102,000	102,000
Accrued interest	96,108	-
Accrued expenses and other	17,482	40,578

	$367,331	$194,144

NOTE 8 – SHORT-TERM BORROWINGS

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

On July 16, 2014, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Revolving Note (the “Amended Note”) in the amount of $582,842.  The Amended Note requires monthly payments of principal of $12,143 plus interest, commencing on July 24, 2014 and continuing until February 24, 2015, followed by a final balloon payment of the entire unpaid principal balance of the Amended Note and all accrued and unpaid interest on March 24, 2015.  The interest on the Amended Note is calculated at a fixed rate of 22% per annum.

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

Below is a summary of the principal and interest activity for the year ended December 31, 2014:

	Principal	Interest
Balance at December 31, 2013	$-	$-
Principal advances and accrued interest	700,000	94,924
Principal payments and interest	(111,789)	(92,408)

Balance at December 31, 2014	$588,211	$2,516

NOTE 9 – SHORT-TERM NONCONVERTIBLE NOTES PAYABLE TO RELATED PARTY

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

On December 3, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $30,000.  The note matures in two months (February 3, 2015) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 19, 2014, the Company executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended to April 15, 2015.

The outstanding amount of nonconvertible notes payable to a related party was $270,000 at December 31, 2014.  The amount of accrued and unpaid interest was $7,268 on the same date.

See “Subsequent Events” described in Note 23 below.

NOTE 10 – LONG-TERM CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

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

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,589 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

The outstanding amount of convertible notes payable to related parties was $990,000 at December 31, 2014.  The amount of accrued and unpaid interest was $86,323 on the same date.

See “Subsequent Events” described in Note 23 below.

NOTE 11 – PREFERRED STOCK

PREFERRED STOCK PAYABLE

Between December 29 and 31, 2014, the Company received cash deposits from several accredited investors in the amount of $1,010,000 towards the purchase of equity securities being offered by the Company.  The equity securities being offered consist of Units which include one share of 12.5% Redeemable Convertible Preferred Stock and one warrant to acquire 8.56 shares of the Company’s common stock.  Each Unit is being offered at a price of $4.00 per Unit.  The aggregate number of Units to be sold is 260,000.

See Note 23 for further discussion of the offering and closing of the new equity securities.

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

Our derivative liabilities decreased to $20,166 at December 31, 2014 from $95,049 at December 31, 2013.  The gain recognized during the twelve months ended December 31, 2013 was $74,883 as compared to $966,736 for the twelve months ended December 31, 2013.

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

The assumptions used to value the derivative liabilities in the lattice model for the year ended December 31, 2014 included the closing stock price of $0.38 per share, the total market capitalization of $14,900,570, and the projected volatility based on a historical value used of 119% and assuming the probability for an event of default occurring 5% of the time and increasing by 0.10% per month.  For the year ended December 31, 2013, the assumptions included the closing stock price of $0.56 per share, the total market capitalization of $28,625,236, and the projected volatility based on a historical value used of 93% and assuming the probability for an event of default occurring 5% of the time and increasing by 0.10% per month.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2014 and 2013:

Components of derivative financial instruments
	12/31/2014	12/31/2013
Common stock warrants	$20,166	$95,049
Embedded conversion features for convertible debt or preferred shares	-	-

Total	$20,166	$95,049

Beginning balance	$95,049	$8,025,381
Bifurcated amount	-	-
Change in derivative liability valuation	(74,883)	(966,736)
Change in derivative liability - settlements	-	(6,963,596)

Total	$20,166	$95,049

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

NOTE 14 – COMMON STOCK

COMMON STOCK ISSUED TO DIRECTORS

On January 2, 2014 the Company issued 285,716 shares of common stock to then four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $160,001 related to these issuances.  These shares were valued based on the closing price on the grant date.

On January 22, 2013 the Company issued 114,944 shares of common stock to its four non-executive directors, Mark Hershhorn, Morris Garfinkle, Brian Israel and Edward Smith (28,736 shares each).  The Company recognized a total expense of $200,002 related to these issuances.  These shares were valued based on the closing price on the grant date.

COMMON STOCK ISSUED FOR SERVICES

There were no shares issued for services during the year ended December 31, 2014.

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

COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS FOR CASH

During the year ended December 31, 2014 there were no warrants exercised for cash.

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

Also during fiscal 2013, in addition to the warrant exercise program, investors exercised 369,759 warrants and the Company received proceeds of $210,880.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

During the year ended December 31, 2014 the Company did not issue any shares of common stock on the cashless exercise of warrants.

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

Also during fiscal 2013, other investors exercised 909,784 warrants on a cashless basis and received 378,415 shares of common stock.

COMMON STOCK ISSUED ON THE EXERCISE OF STOCK OPTIONS FOR CASH

During the year ended December 31, 2014 there were no stock options exercised for cash.

During the year ended December 31, 2013 two former employees exercised 91,400 stock options and the Company received proceeds of $77,734.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF STOCK OPTIONS

During the year ended December 31, 2014 the Company did not issue any shares of common stock on the cashless exercise of stock options.

During the year ended December 31, 2013 the Company issued 100,528 shares of common stock on the cashless exercise of 202,250 stock options.

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

NOTE 15 – STOCK OPTION PLAN AND WARRANTS

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of December 31, 2014 and 2013 is as follows:

	12/31/2014		12/31/2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,583,762	$1.16	7,728,877	$1.01
Granted	2,372,800	$0.58	2,176,535	$1.67
Exercised	-	$-	(293,650)	$0.98
Expired and Cancelled	(922,887)	$0.99	(28,000)	$2.18
	11,033,675		9,583,762

Outstanding, end of period	11,033,675	$1.05	9,583,762	$1.16

Exercisable at end of period	11,033,675	$1.05	9,536,262	$1.17

At December 31, 2014 the aggregate intrinsic value of all outstanding options was $0 of which 11,033,675 outstanding options are currently exercisable at a weighted average exercise price of $1.05 and a weighted average remaining contractual term of 2.3 years.

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

	12/31/2014	12/31/2013
Weighted average fair value per option granted	$0.31 - $0.50	$1.04
Risk-free interest rate	0.86 - 1.75%	0.65 - 0.81%
Expected dividend yield	0.00%	0.00%
Expected lives	2.6875	2.695
Expected volatility	82.11 - 98.91%	99.79 - 108%

During 2014 the Company granted 2,372,800 options to employees and advisors and recognized a total $935,097 in stock compensation expense.  For fiscal 2013 the Company granted 2,176,535 options to employees and recognized a total of $2,318,355 in stock compensation expense.  The options granted to employees are 25% vested on the date of grant and 25% every 90, 180 and 270 days subsequent to the grant date.  The expiration date of the options granted in both 2014 and 2013 is five years from the grant date.

During the year ended December 31, 2014, there were no stock options exercised for cash or on a cashless basis.  For the twelve months ended December 31, 2013, 91,400 stock options were exercised for cash while the Company issued 100,528 shares of common stock on the cashless exercise of stock options.

As of December 31, 2014, the Company had reserved 6,966,325 shares of common stock to be issued upon the exercise of qualified options issued under the Plan.  As of December 31, 2013 the Company had 8,416,238 shares available for grant under the Plan.

Stock options outstanding at December 31, 2014 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.01-$1.50	8,716,807	2.1	$0.73	8,716,807
$1.51-$3.00	2,191,868	3.0	$1.67	2,191,868
$3.01-$5.00	125,000	3.1	$3.11	125,000
	11,033,675	2.3	$1.05	11,033,675

Stock options outstanding at December 31, 2013 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.01-$1.50	7,090,227	2.8	$0.97	7,090,227
$1.51-$3.00	2,368,535	4.5	$1.67	2,321,035
$3.01-$5.00	125,000	4.6	$3.11	125,000
	9,583,762	3.3	$1.17	9,536,262

WARRANTS

During the year ended December 31, 2014, there were no warrants exercised for cash or on a cashless basis.  For the twelve months ended December 31, 2013, there were 2,287,730 stock warrants were exercised for cash and the Company issued 3,606,157 shares of common stock on the cashless exercise of warrants.

The summary of the status of the warrants issued by the Company as of December 31, 2014 and 2013 are as follows:

	12/31/2014		12/31/2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	16,688,265	$1.44	23,392,811	$1.46
Granted	-	$-	4,010,295	$1.18
Exercised	-	$-	(2,287,730)	$1.28
Cashless Exercises	-	$-	(8,082,535)	$1.43
Expired and Cancelled	(241,914)	$0.87	(344,576)	$0.88
	16,446,351		16,688,265

Outstanding, end of period	16,446,351	$1.44	16,688,265	$1.44

Exercisable at end of period	16,446,351	$1.44	16,688,265	$1.44

As of December 31, 2014 and 2013, the Company had warrants outstanding to purchase 16,446,351 and 16,688,265 shares of the Company’s common stock, respectively, at prices ranging from $0.71 to $1.50 per share.  These warrants expire at various dates through November 2018.

There were no warrants granted or exercised during fiscal year 2014.

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

NOTE 16 – SETTLEMENT GAIN (LOSS)

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

On January 1, 2015 the Company and ANP entered into a new Custom Processing Agreement (the “new CPA”) replacing the Agreement from October 17, 2011.  The term of the new CPA will be one year.  The new CPA provides that the Company and ANP mutually agree to release each other from the original Agreement. .  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement.   The Company further agrees to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.

The CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce the Company’s products.  The Company agrees to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

As a result of the new CPA, the Company has recognized a settlement loss of $159,293 as of December 31, 2014.

NOTE 17 – INCOME TAXES

During 2014 and 2013, the Company incurred net losses, and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net loss carry forward is approximately $101,193,948 and $96,624,455 for the years ended December 31, 2014 and 2013 respectively, and will expire in the years 2021 through 2034.

At December 31, 2014, the net deferred tax asset based on a 34% tax rate consisted of the following:

	12/31/2014	12/31/2013

Net operating loss	$34,405,942	$32,852,315

Less: Valuation allowance	(34,405,942)	(32,852,315)

Net deferred tax asset	$-	$-

After evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.  Our tax returns for the years ended December 31, 2014 and 2013 may be subject to IRS audit.

NOTE 18 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and distributors.  There were three significant customers who accounted for 28%, 26% and 6% of total sales for the year ended December 31, 2014.  There were three significant customers who accounted for 36%, 24% and 5% of total sales for the year ended December 31, 2013.  Further, two significant customers accounted for 23% and 16% of the total accounts receivable for the year ended December 31, 2014.  Two significant customers accounted for 61% and 11% of the total accounts receivable for the year ended December 31, 2013.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At December 31, 2014 and 2013, $777,713 and $193,472, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 19 – COMMITMENTS

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

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

The total rent expense for the years ended December 31, 2014 and 2013, respectively, was $297,455 and $280,696.

The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2015	85,444
2016	-
2017	-
2018	-
2019	-
$85,444

NOTE 20 – PENDING LITIGATION/CONTINGENT LIABILITY

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

NOTE 21 – RELATED PARTY TRANSACTIONS

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

On December 3, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $30,000.  The note matures in two months (February 3, 2015) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 19, 2014, the Company executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended to April 15, 2015.

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

See “Subsequent Events” described in Note 23 below.

NOTE 22 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2014.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 23 – SUBSEQUENT EVENTS

On January 1, 2015 the Company and ANP entered into a new Custom Processing Agreement (the “new CPA”) replacing the Agreement from October 17, 2011.  The term of the new CPA will be one year.  The CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  The new CPA provides that the Company and ANP mutually agree to release each other from the original Agreement.  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement.  The Company further agrees to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.

The CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce the Company’s products.  The Company agrees to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

As a result of the new CPA, the Company has recognized a settlement loss of $159,293 as of December 31, 2014.

On January 8, 2015, Z Trim Holdings, Inc.  (the “Company”),  entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), representing 75% warrant coverage, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.

Due to the anti-dilution provisions of some of the outstanding warrants, the exercise price on 15,512,057 warrants has been reduced to $0.35 and the number of shares of common stock into which the warrants are now exercisable has been adjusted such that the warrants are now exercisable into 54,400,204 shares of common stock.

In addition to the foregoing, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,589 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

The Company intends to use the net proceeds of the above-described offering (the “Offering”) for working capital and general corporate purposes, including without limitation, to repay certain loans. The Offering is part of a private placement offering in which the Company offered for sale on a “best efforts–all or none” basis up to 250,000 units (gross proceeds of $1,000,000, including the principal amount of bridge notes exchanged for Units, and on a “best efforts” basis the remaining 4,750,000 units for a maximum of 5,000,000 units (gross proceeds of $20,000,000).   The Offering will be open for a period terminating on January 31, 2015 and may be extended for an additional 60 days or greater at the election of the Company.

On January 14, 2015, the Company submitted for filing a Statement of Resolution Establishing the Preferred Shares with the Secretary of State of the State of Illinois setting forth the rights and preferences of the Preferred Shares.

The 260,000 Units and related Preferred Shares, Warrants and shares of common stock underlying the Preferred Shares and Warrants to be sold in the Offering will not be registered under the Securities Act, or the securities laws of any state, and were offered and will be sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.   This Current Report on Form 8-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such securities contain a legend stating the same.

Effective as of January 8, 2015, Edward B. Smith, III, a member of the Board of Directors was appointed as the Chief Executive Officer of the Company. Mr.  Morris Garfinkle was appointed to serve as Chairman of the Board of Directors. Mr. Steven J. Cohen will assume the role of Managing Director and remain as a director.

Since January 1, 2015, Mr. Smith, age 39, has been the Managing Member of Aristar Capital Management, LLC, a New York-based investment firm and the Company’s controlling stockholder.  From April 2005 through December 2014, Mr. Smith was the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. Prior to founding BCM, Mr. Smith worked at Gracie Capital from 2004-2005, GTCR Golder Rauner from 1999-2001 and Credit Suisse First Boston from 1997-1999. Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School. Mr. Smith is also a director of Heat Biologics, Inc. (NASDAQ: HTBX), a development stage biopharmaceutical company that focuses on the development and commercialization of novel allogeneic off-the-shelf cellular therapeutic vaccines for a range of cancers and infectious diseases.

On February 9, 2015, Z Trim Holdings, Inc. (the “Company”) closed a second round of its private placement offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 units, with each unit consisting of  (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock. The sale was part of a private placement offering (the “Offering”) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000).  Prior to the second closing, the Company raised gross proceeds of $1,040,000 in the initial closing of the Offering and sold 260,000 Units (260,000 Preferred Shares, Initial Warrants to acquire 2,225,600 shares of common stock and Additional Warrants to acquire 946,400 shares of common stock.   The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.  The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti-dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.

In addition to the foregoing and as previously disclosed, the members of the Company’s Board of Directors exchanged notes with an aggregate of $386,358 in principal and accrued and unpaid interest for an aggregate of 96,589 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants.

The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, to repay certain loans.

The 125,000 Units and related Preferred Shares, Warrants and shares of common stock underlying the Preferred Shares and Warrants sold in the Offering were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

In addition, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively.  The exercise price of these warrants is $0.45 per share.

On February 24, 2015 the Company issued 576,924 shares of common stock to the three non-executive directors (192,308 shares each) Morris Garfinkle, Brian Israel and Dan Jeffery. The Company recognized during the first quarter of 2015 a total expense of $150,000 related to these issuances.  These shares were valued based on the closing price on the grant date.

On March 1, 2015, the Company entered into a Business Development Agreement with Steeltown Consulting Group, LLC, pursuant to which Steeltown will assist in evaluating various business and financial matters.  The Company issued 400,000 restricted shares of common stock as consideration for the services being rendered in this agreement.  The common stock was valued at $104,000 based on the closing prices of the stock on the date the agreement was executed.  This agreement is scheduled to terminate on March 1, 2016.

On March 10, 2015, the Board of Directors of Z Trim Holdings, Inc. appointed Dan Jeffery to serve as a director on its Board of Directors.  Mr. Jeffery was appointed to fill the vacancy created by the resignation of Mark Hershhorn from the Company's Board of Directors.  On Mach 10, 2015, the Company received Mr. Hershhorn's written resignation as a Director of the Company.

On March 17, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014) an offer to participate in a warrant exchange program whereby each warrant holder will be able to exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share. As of March 17, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti-dilution provisions resulting from the January 8, 2015 private placement.

On March 18, 2015, the Company received $75,000 from an accredited investor towards the purchase of 18,750 units in a private placement offering.  Each unit consists of  (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock  and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.

On March 24, 2015 the Company made a final payment of principal and interest in the amount of $570,449 to Fordham Capital Partners in satisfaction of the Amended and Restated Equipment Revolving Note dated July 16, 2014.