Form 10-Q
period 2015-03-31
Z TRIM HOLDINGS, INC
filed 2015-05-15
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2015
Common Stock, $0.00005 par value	40,711,778

Z TRIM HOLDINGS, INC.
 FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEET

ASSETS
	(Unaudited) 3/31/2015	12/31/2014

Current Assets
Cash and cash equivalents	$176,352	$1,027,713
Accounts receivable	90,136	46,188
Inventory	561,731	709,029
Prepaid expenses and other assets	48,884	63,296

Total current assets	877,103	1,846,226

Long Term Assets
Other assets	15,393	15,393
Property and equipment, net	1,146,261	1,207,975

Total long term assets	1,161,654	1,223,368

TOTAL ASSETS	$2,038,757	$3,069,594

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$813,875	$1,033,875
Dividends payable	48,617	-
Short-term borrowings	-	588,211
Short-term nonconvertible notes payable to related party	270,000	270,000
Customer deposit	-	70,400
Accrued expenses and other	427,745	367,331
Accrued liquidated damages	36,178	36,178
Derivative liabilities	2,253,942	20,166
Total Current Liabilities	3,850,357	2,386,161

Long-term convertible notes payable to related parties	624,866	990,000

Total Liabilities	4,475,223	3,376,161

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 40,711,778 and 39,734,854 shares, March 31, 2015 and December 31, 2014, respectively	2,036	1,987
Convertible preferred stock, Series B, $0.01 par value; authorized 3,000,000 shares; issued and outstanding 481,590 and 0 shares, March 31, 2015 and December 31, 2014, respectively	4,816	-
Preferred stock payable	224,787	1,010,000
Additional paid-in capital	137,487,668	131,134,645
Accumulated deficit	(140,155,773)	(132,453,199)

Total Stockholders' Equity (Deficit)	(2,436,466)	(306,567)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,038,757	$3,069,594

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Products	$214,743	$316,470
Total revenues	214,743	316,470

COST OF REVENUES:
Products	394,812	313,981
Total cost of revenues	394,812	313,981

GROSS MARGIN	(180,069)	2,489

OPERATING EXPENSES:
Research and development costs	-	398,377
Selling, general and administrative	4,874,816	1,101,610
Total operating expenses	4,874,816	1,499,987

OPERATING LOSS	(5,054,885)	(1,497,498)

OTHER INCOME (EXPENSES):
Rental and other income	-	200
Interest income	-	6,781
Interest expense - other	(2,219)	(508)
Interest expense - debt	(60,380)	(5,232)
Change in fair value - derivative	(2,233,776)	48,188
Loss on debt conversion	(351,314)	-
Settlement gain	-	10,000
Total other income expenses	(2,647,689)	59,429

NET LOSS	$(7,702,574)	$(1,438,069)

Less Preferred Dividends	48,617	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,751,191)	$(1,438,069)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.19)	$(0.04)

Weighted Average Number of Shares Basic and Diluted	40,092,547	39,728,505

The accompanying notes are an integral part of the financcial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,702,574)	$(1,438,069)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options and warrants vested	3,878,139	251,159
Common shares issued for director fees	150,000	160,001
Shares & warrants issued for services	104,000	-
Preferred stock payable for services	149,787	-
Depreciation	61,714	165,158
Change in derivative liability, net of bifurcation	2,233,776	(48,188)
Loss on debt conversion	351,314	-
Changes in operating assets and liabilities:
Accounts receivable	(43,948)	173,220
Inventory	147,298	(99,015)
Prepaid expenses and other assets	14,412	19,983
Note receivable	-	(6,781)
Accounts payable and accrued expenses	(212,068)	66,677
CASH USED IN OPERATING ACTIVITIES	(868,150)	(755,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for the purchase of convertible preferred stock	605,000	-
Borrowing on short term debt	-	500,000
Borrowing on long term convertible notes payable to related parties	-	200,000
Principal payments on debt	(588,211)	-
CASH PROVIDED BY FINANCING ACTIVITIES	16,789	700,000
NET DECREASE IN CASH	(851,361)	(55,855)

CASH AT BEGINNING OF PERIOD	1,027,713	443,472
CASH AT THE PERIOD ENDED MARCH 31	$176,352	$387,617

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$30,479	$-
Dividends payable declared	$48,617	$-
Preferred stock issued for preferred stock payable	$1,010,000	$-
Conversion of debt and interest into preferred stock	$386,375	$-

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
March 31, 2015
(Unaudited)

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated deficit equal to $140,155,773 as of March 31, 2015. This factor raises substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at March 31, 2015 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results for the three months ended March 31, 2015 may not be indicative of results for the year ending December 31, 2015 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of March 31, 2015 and December 31, 2014 the allowance for doubtful accounts was $0.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants and convertible preferred stock which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and convertible preferred stock, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $176,352 in cash at March 31, 2015 and $1,027,713 at December 31, 2014.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt and convertible preferred stock with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2015, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants and convertible preferred stock to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at March 31, 2015 was $2,253,942 compared to $20,166 as of December 31, 2014.  The increase in fair value for the three months ended March 31, 2015 was $2,233,776 compared to a decrease of $48,188 for the three months ended March 31, 2014.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/2014	$20,166	$-	$-	$20,166	$20,166
Change in derivative liabilities due to settlements	-	-	-	-	-
Change in derivative liabilities valuation	2,233,776	-	-	2,233,776	2,233,776
	2,233,776	-	-	2,233,776	2,233,776

Derivative Liabilities
3/31/2015	$2,253,942	$-	$-	$2,253,942	$2,253,942

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the three months ended March 31, 2015 and 2014 were $0 and $0, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees, directors and related parties, including stock options, restricted stock, employee stock purchases related to employee stock purchase plans and warrants, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock compensation awards of $3,878,139 and $251,159 for the three months ended March 31, 2015 and 2014, respectively.

New Accounting Pronouncements

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

NOTE 4 – INVENTORY

At March 31, 2015 and December 31, 2014, inventory consists of the following:

	3/31/2015	12/31/2014
Raw materials	$18,257	$20,931
Packaging	3,859	5,023
Work-in-process	25	1,777
Finished goods	539,590	681,298

	$561,731	$709,029

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31, 2015 and December 31, 2014,  property and equipment, net consists of the following:

	3/31/2015	12/31/2014
Production, engineering and other equipment	$6,422,110	$6,422,110
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,069,718	$10,069,718
Accumulated depreciation	$(8,923,457)	$(8,861,743)
Property and equipment, net	$1,146,261	$1,207,975

Depreciation expense was $61,714 and $165,158 for the three months ended March 31, 2015 and 2014, respectively.  During 2015, the Company has not sold any equipment.

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

On January 1, 2015 the Company and ANP entered into a new Custom Processing Agreement (the “new CPA”) replacing the Agreement from October 17, 2011.  The term of the new CPA will be one year.  The CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  The new CPA provides that the Company and ANP mutually agree to release each other from the original Agreement.  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement.   The Company further agrees to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.  As a result of the new CPA, the Company recognized a settlement loss of $159,293 as of December 31, 2014.

The CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce the Company’s products.  The Company agreed to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At March 31, 2015 and December 31, 2014 accrued expenses consist of the following:

	3/31/2015	12/31/2014
Accrued payroll and taxes	$213,738	$151,741
Accrued settlements	102,000	102,000
Accrued interest	103,623	96,108
Accrued expenses and other	8,384	17,482

	$427,745	$367,331

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

Below is a summary of the principal and interest activity for the period ended March 31, 2015 and the year ended December 31, 2014:

	Principal	Interest
Balance at December 31, 2014	$588,211	$2,516
Principal advances and accrued interest	-	27,963
Principal payments and interest	(588,211)	(30,479)

Balance at March 31, 2015	$-	$-

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

The outstanding amount of nonconvertible notes payable to a related party was $270,000 at March 31, 2015.  The amount of accrued and unpaid interest was $16,589 as of the same date.

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

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

The fair value of the preferred stock issued with the units above was calculated using multinomial lattice models that valued the preferred stock based on a probability weighted discounted cash flow model.  The assumptions used to determine the fair value included the holder of the preferred stock would convert the preferred stock once the stock price exceeded the exercise price, the historical annual volatility of the Company’s stock price was 119% and the weighted cost of capital for the Company was 16.93%.   As a result of the conversion of convertible debt into units, the Company recorded a loss on debt conversion of $351,314 for the three months ended March 31, 2015.

The outstanding amount of convertible notes payable to related parties was $624,866 at March 31, 2015.  The amount of accrued and unpaid interest was $97,034 as of the same date.

NOTE 11 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) effected in 2008, the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”), which the Company did not meet. Under the terms of the RRA, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed.  The Company obtained a release and waiver of the amounts due from almost all of the 2008 investors.   Under the terms of the RRA, the Company potentially owes, and have recognized as liquidated damages, $36,178 relating to holders from whom we did not receive waivers.

NOTE 12 – DERIVATIVE LIABILITIES

Certain of the Company’s convertible preferred stock and warrants have reset provisions to the exercise price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such convertible preferred stock and warrants. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased to $2,253,942 at March 31, 2015 from $20,166 at December 31, 2014.  The expense recognized during the first quarter ended March 31, 2015 was $2,233,776 as compared to the gain recognized of $48,188 for the three months ended March 31, 2014.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Common stock warrants	$20,166	$20,166
Embedded conversion features for convertible debt or preferred shares	2,233,776	-

Total	$2,253,942	$20,166

Beginning balance	$20,166	$95,049
Change in derivative liability valuation	2,233,776	(74,883)

Ending balance	$2,253,942	$20,166

NOTE 13 – COMMON STOCK

Common Stock Issued to Directors

On February 24, 2015 the Company issued 576,924 shares of common stock to its three non-executive directors at such time (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffery. The Company recognized a total expense of $150,000 related to these issuances.  These shares were valued based on the closing price on the grant date.

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

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the three month periods ended March 31, 2015 and 2014, respectively, there were no warrants or options exercised for cash.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the three months ended March 31, 2015 and 2014, respectively, the Company did not issue any shares of common stock on the cashless exercise of warrants or options.

Common Stock Issued for Services

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

There were no shares issued for services during the quarter ended March 31, 2014.

NOTE 14 – PREFERRED STOCK

Preferred Stock Issued to Investors

Between December 29 and 31, 2014, the Company received cash deposits from several accredited investors in the amount of $1,010,000 towards the purchase of equity securities being offered by the Company.  On January 8, 2015, the Company  entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.  As a result, 260,000 shares of Preferred Stock were issued.

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

On February 9, 2015, Z Trim Holdings, Inc. (the “Company”) closed a second round of its private placement offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 units, with each unit consisting of  (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock. The sale was part of a private placement offering (the “Offering”) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000).  Prior to the second closing, the Company raised gross proceeds of $1,040,000 in the initial closing of the Offering and sold 260,000 Units (260,000 Preferred Shares, Initial Warrants to acquire 2,225,600 shares of common stock and Additional Warrants to acquire 946,400 shares of common stock.   The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.  The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti-dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.  As a result, 125,000 shares of Preferred Stock were issued.

Preferred Stock Payable

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% Convertible Preferred Stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  Also the Company issued a five year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share.  The fair value of the preferred stock issued was calculated using multinomial lattice models that valued the preferred stock based on a probability weighted discounted cash flow model.  The assumptions used to determine the fair value included the holder of the preferred stock would convert the preferred stock once the stock price exceeded the exercise price, the historical annual volatility of the Company’s stock price was 119% and the weighted cost of capital for the Company was 16.93%.  As a result, the Company recorded an expense of $149,787 for the three months ended March 31, 2015 with an offset to preferred stock payable.

On March 18, 2015, the Company received $75,000 from an accredited investor towards the purchase of 18,750 units in a private placement offering.  Each unit consists of  (i) one (1) share of 12.5% Convertible Preferred Stock  and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.  As the shares were not yet issued, the $75,000 was recorded as preferred stock payable as of March 31, 2015.

There were no shares of 12.5% Convertible Preferred Stock outstanding during the quarter ended March 31, 2014.

As of March 31, 2015, the Company had accrued dividends of $48,617.  There were no accrued dividends as of December 31, 2014.

NOTE 15 – STOCK OPTION PLAN AND WARRANTS

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of March 31, 2015 and December 31, 2014 is as follows:

	3/31/2015		12/31/2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,033,675	$1.05	9,583,762	$1.16
Granted	-	$-	2,372,800	$0.58
Exercised	-	$-	-	$-
Expired and Cancelled	(1,275,040)	$1.39	922,887	$0.99
	9,758,635		11,033,675

Outstanding, end of period	9,758,635	$1.02	11,033,675	$1.05

Exercisable at end of period	9,758,635	$1.02	11,033,675	$1.05

During the three months ended March 31, 2015, the Company did not grant any stock options to the employees.

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

During the three months ended March 31, 2015, there were no stock options exercised either for cash or on a cashless basis.

Stock options outstanding at March 31, 2015 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.01-$1.50	7,735,767	2.2	$0.66	7,735,767
$1.51-$3.00	1,897,868	3.3	$1.67	1,897,868
$3.01-$5.00	125,000	3.1	$3.11	125,000
	9,758,635	2.4	$1.02	9,758,635

Warrants

As of March 31, 2015, the Company has warrants outstanding to purchase 98,870,316 shares of the Company’s common stock, at prices ranging from $0.35 to $1.50 per share.  These warrants expire at various dates through February 2020.   The summary of the status of the warrants issued by the Company as of March 31, 2015 and December 31, 2014 are as follows:

	3/31/2015		12/31/2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	16,446,351	$1.45	16,688,265	$1.44
Granted	82,684,193	$0.42	-	$-
Exercised	-	$-	-	$-
Cashless Exercises	-	$-	-	$-
Expired and Cancelled	(260,228)	$0.61	(241,914)	$0.87
	98,870,316		16,446,351

Outstanding, end of period	98,870,316	$0.59	16,446,351	$1.45

Exercisable at end of period	98,870,316	$0.59	16,446,351	$1.45

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  Also the Company issued a five year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share.

On January 8, 2015, in conjunction with the sale of units consisting of convertible preferred stock, Z Trim Holdings, Inc.  (the “Company”), issued warrants (the “Initial Warrant”) to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share.  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant to acquire (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.

Due to the anti-dilution provisions of some of the outstanding warrants before the January 8, 2015 transaction, the exercise price on 15,512,057 warrants has been reduced to $0.35 and the number of shares of common stock into which the warrants are now exercisable has been adjusted such that the warrants are now exercisable into 54,400,204 shares of common stock.

In addition to the foregoing, the members of the Company’s Board of Directors agreed to receive 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

On February 9, 2015, the Company closed a second round of a private placement offering in which investors received the Initial Warrants to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock. The sale was part of a private placement offering (the “Offering”) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000).  Prior to the second closing, the Company raised gross proceeds of $1,040,000 in the initial closing of the Offering issued Initial Warrants to acquire 2,225,600 shares of common stock and Additional Warrants to acquire 946,400 shares of common stock.   The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

The fair values for the Company’s derivative liabilities related to the Warrants (5 year warrants at $1.00, $0.35, $0.64, and $0.088 with a full reset feature) issued is $1,247,999. The derivative instruments were valued as of March 31, 2015 with the following assumptions:

-	The Holder would automatically exercise the warrants at a stock price above the exercise price (some warrants adjusted the exercise price to $1.00), with the target exercise price dropping as expiration approaches,
-	The projected annual volatility was based on the Company’s historical volatility between 119% and 124%,
-	An event of default would occurred 5% of the time, increasing to 0.10% per month,
-	Dilutive/Full Reset events projected to occur based on future projected capital needs (capital funds raised were projected in prior quarters of 2013 – future financings are projected going forward in September 2015) resulting in the weighted conversion price dropping from the initial conversion price (no reset events have occurred).

Effective January 1, 2015 the Company entered into a Consulting Agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting will provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities.  In consideration of services rendered by Jeffrey Consulting, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share.  The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement.  The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%.  For the three months ended March 31, 2015 the Company recognized compensation expense of $128,880.  The Company also agreed to accrue $5,000 per month which becomes payable to Jeffrey Consulting once the Company has raised $3 million in additional capital.

On February 9, 2015, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively.  The exercise price of these warrants is $0.45 per share.   The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%.  For the three months ended March 31, 2015 the Company recognized compensation expense of $3,749,259.

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

NOTE 17 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and distributors.  There were three significant customers who accounted for 35%, 13% and 9% of total sales for the three months ended March 31, 2015.  Further, three significant customers accounted for 30%, 12% and 11% of the total accounts receivable for the three months ended March 31, 2015.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At March 31, 2015 and December 31, 2014, $0 and $777,713, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 18 – COMMITMENTS

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

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share. As a result of the preferred stock to be issued, the Company recorded an expense of $149,787 for the three months ended March 31, 2015 with an offset to preferred stock payable.

Also the Company issued a five year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

For the three months ended March 31, 2015 and 2014, the Company recognized rent expense of $216,133 and $66,783, respectively.  The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2015	56,445
2016	-
2017	-
2018	-
2019	-
$56,445

NOTE 19 – PENDING LITIGATION/CONTINGENT LIABILITY

On July 7, 2007, the Company and Greg Halpern, its former Chief Executive Officer in his individual capacity, were served with a complaint by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and the plaintiffs are seeking damages in excess of $200,000.   The trial court has issued a default order against the Company, and has denied the Company’s Motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and will vigorously defends the claim. The outcome of this matter is unknown as of the report date.  However, the Company has accrued a liability in the amount of $102,000 in respect to this litigation.

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

NOTE 20 – RELATED PARTY TRANSACTIONS

Effective January 1, 2015 the Company entered into a Consulting Agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting will provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities.  In consideration of services rendered by Jeffrey Consulting, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share.  The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement.  The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%.  For the three months ended March 31, 2015 the Company recognized compensation expense of $128,880.  The Company also agreed to accrue $5,000 per month which becomes payable to Jeffrey Consulting once the Company has raised $3 million in additional capital.

On January 8, 2015, Z Trim Holdings, Inc.  (the “Company”),  entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), representing 75% warrant coverage, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

In addition to the foregoing, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

On February 9, 2015, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively.  The exercise price of these warrants is $0.45 per share.   The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%.  For the three months ended March 31, 2015 the Company recognized compensation expense of $3,749,259.

On February 24, 2015 the Company issued 576,924 shares of common stock to its then three non-executive directors (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffrey. The Company recognized a total expense of $150,000 related to these issuances.  These shares were valued based on the closing price on the grant date.

On January 2, 2014 the Company issued 285,716 shares of common stock to its then four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $160,001 related to these issuances.  These shares were valued based on the closing price on the grant date.

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

NOTE 21 – GUARANTEES

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

NOTE 22 – SUBSEQUENT EVENTS

On April 15, 2015, the Company executed an amendment number 2 to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended from April 15, 2015 to May 29, 2015.

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014) an offer to participate in a warrant exchange program whereby each warrant holder will be able to either 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, or 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti-dilution rights on a one-time basis for the exchange. As of April 29, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti-dilution provisions resulting from the January 8, 2015 private placement.

On May 4, 2015, the Company granted to employees 2,899,600 stock options at an exercise price of $0.27 per share.  The options will vest in increments of 25% upon date of grant and 25% each in three months, six months and nine months from the grant date.

On May 5, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until October 14, 2015.  The parties agreed that the Company will deliver to the landlord 8,010 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  Also the Company issued a five year warrant to the landlord to purchase 68,566 shares of common stock at $0.64 per share.

On May 6, 2015, Z Trim Holdings Inc. (the “Company”) announced the appointment of Anthony Saguto as the Chief Financial Officer of the Company, effective May 18, 2015.  Mr. Saguto will replace John Elo, who is retiring as Chief Financial Officer of the Company, effective May 18, 2015.

In addition, Brian Israel notified the Company that he would resign from the Company’s Board of Directors (the “Board”), effective May 4, 2015. At the time of his resignation, Mr. Israel served as Chairman of the Compensation and Nominating Committees of the Board.

On May 14, 2015 the Company entered into a Consulting Agreement with E.B. Smith Jr. (Father of the Company’s CEO and largest shareholder, Edward B. Smith, III) pursuant to which E.B. Smith Jr. will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions.  In consideration of services rendered by E.B. Smith Jr., the Company issued a warrant to purchase 750,000 shares of common stock at $0.35 per share.  The warrant will vest 450,000 shares upon the mutual execution of this agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement.

On May 14, 2015 the Company entered into a Consulting Agreement with Terme Bancorp pursuant to which Terme Bancorp will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions.  In consideration of services rendered by Terme Bancorp, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share.  The warrant will vest 750,000 shares upon the mutual execution of this agreement and then in 250,000 share increments at the three month and six month anniversaries of this agreement.

Item 2.	Management’s Discussion and Analysis of Financial Information and Results of Operations

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

In addition, see Risk Factors in Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K for a further discussion of some of the factors that could affect future results.

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

Unless the context requires otherwise, in this report, the “Company,” “Z Trim,” “Z Trim Holdings,” “we,” “us” and “our” refer to Z Trim Holdings, Inc.

Overview

Z Trim Holdings, Inc. is a bio-technology company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing and other industries.   The Company currently sells a line of products to the food industry that can help manufacturers reduce their costs, improve the quality of finished goods, and also help solve many production problems.  The Company’s innovative technology provides value-added ingredients across virtually all food industry categories.  These all-natural products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity — all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the first quarter of 2015 were down 32% as compared to sales for the first quarter of 2014 due to a change in the ordering pattern of several customers that shifted orders from the first to second quarter of this year.  As a result we anticipate sales will be higher in the second quarter.

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

Funding Initiatives

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

In addition to the foregoing, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

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

Board of Directors and Management Changes

Effective as of January 8, 2015, Edward B. Smith, III, a member of the Board of Directors was appointed as the Chief Executive Officer of the Company. Mr.  Morris Garfinkle was appointed to serve as Chairman of the Board of Directors. Mr. Steven J. Cohen assumed the role of Managing Director and remain as a director.

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

Results of Operations

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenues

Revenue for the three months ended March 31, 2015 was $214,743, as compared to revenue of $316,470 for the three months ended March 31, 2014, a decrease of 32%.  Our revenue for the three months ended March 31, 2015 and 2014 was entirely attributable to product sales.   The decrease in sales in the current year’s period was due to customers that shifted orders from the first to second quarter of this year.   Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process  to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended March 31, 2015 and 2014 was $394,812 and $313,981, respectively, an increase of $80,831 or 26%.  The increase in costs of goods sold in the current year’s period was attributable to the production of product in our own pilot facility and not the outside toll manufacturer. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  As we continue to increase production pursuant to the CPA with ANP, we expect that this will result in greater efficiencies in our production process and also result in improved margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Income (Loss)

Gross loss for the three months ended March 31, 2015 was $180,069, or approximately 84% of revenues, as compared to a gross income of $2,489, or approximately 0.8% of revenues for the three months ended March 31, 2014.  Gross income or loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $4,874,816 an increase of $3,374,829 over the comparable period ended March 31, 2014 of $1,499,987.  As a result of the Company producing product in its own facility various expenses classified as research and development costs in 2014 are now included with cost of goods sold for 2015. The amount included with cost of goods sold for the three months ended March 31, 2015 was $219,749 as compared to the $398,377 in research and development costs for the three months ended March 31, 2014.

The significant components of selling, general and administrative expenses for the quarters ended March 31, 2015 and 2014 respectively are as follows:

	Three Months Ended March 31,
	2015	2014
Salary and employee benefits	$303,883	$367,499
Stock based compensation expense	3,749,259	251,159
Professional fees	110,436	78,906
Directors fees	150,000	160,001
Other	561,238	244,045

	$4,874,816	$1,101,610

The decrease in salary and employee benefits from $367,499 for the three months ended March 31, 2014 to $303,883 for the three months ended March 31, 2015 is attributable to fewer employees.  Stock based compensation increased by $3,498,100 in 2015 as compared to 2014 as a result of warrants awarded as compensation to Mo Garfinkle, Chairman of the Board and Ed Smith, CEO of the Company. Professional fees increased for the period ended March 31, 2014 from $78,906 to $110,436 for March 31, 2015 due to an increase in legal fees.  Other expenses increased by $317,193 as a result of additional rent expense recognized in 2015 relating to preferred stock and warrants issued to the landlord and higher consulting fees relating to warrants given to Jeffery Consulting.

Operating Loss

The operating loss for the three months ended March 31, 2015 increased to $5,054,885 compared to $1,497,498 for the three months ended March 31, 2014 due to the reasons described above.

Other Income(Expenses)

Other expenses for the three months ending on March 31, 2015 were $2,647,689 as compared to other income of $59,429 for the three months ending on March 31, 2014.  The increase in other expenses of $2,707,118 was primarily due to the increase in the fair value of our derivatives, which resulted in additional expense of $2,233,776 as compared to the prior year and the recognition of $351,314 as a loss relating to the conversion of convertible notes payable into units of preferred stock and warrants during the first quarter of 2015. The increase in the fair value of the derivative liability resulted from the issuance of preferred stock and warrants with conversion features subject to full ratchet price ant-dilution protection   Interest expense on debt of $60,380 incurred during the three months ended March 31, 2015 compares to $5,232 for the same three month period ending in 2014.  The interest is related to the short-term borrowings and convertible note payable discussed above. In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship.  During the fourth quarter of 2013, the parties settled all outstanding matters and the case has been dismissed.  On January 21, 2014 as part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

Net Loss

As a result of the above, for the three months ended March 31, 2015, we reported a net loss of $7,702,574 as compared to a net loss of $1,438,069 for the three months ended March 31, 2014.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended March 31, 2015 was $0.19 as compared to the basic and diluted net loss per share of $0.04 for the three months ended March 31, 2014.  Net loss per share was negatively impacted by the increase in the Operating Loss and Other Expenses as discussed above.

Liquidity and Capital Resources

As of March 31, 2015, we had a cash balance of $176,352, a decrease from a balance of $1,027,713 at December 31, 2014.  At March 31, 2015, we had working capital deficit of $2,973,254, as compared to working capital deficit of $539,935 as of December 31, 2014.  The decrease in working capital primarily resulted from the decreases in cash, inventory, and short-term borrowings offset by the increase in the derivative liability as discussed above.

Between December 29 and 31, 2014, we received cash deposits from several accredited investors in the amount of $1,010,000 towards the purchase of equity securities being offered by the Company.  On January 8, 2015, the Company  entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”),  to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

On February 9, 2015, we closed a second round of its private placement offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 units, with each unit consisting of  (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“Common Stock”), at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock. The sale was part of a private placement offering (the “Offering”) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000).  Prior to the second closing, the Company raised gross proceeds of $1,040,000 in the initial closing of the Offering and sold 260,000 Units (260,000 Preferred Shares, Initial Warrants to acquire 2,225,600 shares of common stock and Additional Warrants to acquire 946,400 shares of common stock.   The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.  The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti-dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.

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

Certain of the Company’s preferred stock and warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements.  Our derivative liabilities increased to $2,253,942 at March 31, 2015 from $20,166 at December 31, 2014.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $851,361 net decrease in cash during the three months ended March 31, 2015 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2015	2014
Cash used in operating activities	$(868,150)	$(755,855)
Cash provided by investing activities	-	-
Cash provided by financing activities	16,789	700,000

Increase (decrease) in cash	$(851,361)	$(55,855)

Cash used in operating activities was $868,150 during the three month period ended March 31, 2015, compared to $755,855 in the three month period ended March 31, 2014.  Net losses of $7,702,574 and $1,438,069 for the three months ended March 31, 2015 and 2014, respectively, were the primary reasons for our negative operating cash flow in both periods.  The Company’s negative operating cash flow for the three months ended March 31, 2015 was offset by the expense recognized for stock-based compensation of $3,878,139, the increase in the derivative liability of $2,233,776 and the loss recognized on the debt conversion of $351,314. During three months ended March 31, 2014 the Company’s negative operating cash flow was partially offset by the effects of non-cash charges to income including stock-based compensation, shares issued for directors fees and depreciation.

No cash was provided by or used in investing activities in either period.

Cash provided by financing activities was $16,789 in the three month period ended March 31, 2015, compared to $700,000 during the three month period ended March 31, 2014.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity. During the first three months of 2015, the Company raised $605,000 in the sale of units consisting of preferred stock and warrants mostly offset by the payoff of short term borrowings from Fordham Capital.  During the three months ended March 31, 2014, the Company raised $500,000 in short term borrowings and $200,000 from a convertible note payable from a related party.

Commitments/Contingencies:

Sale of Preferred Stock and Warrants Issued.  Between December 29 and 31, 2014, the Company received cash deposits from several accredited investors in the amount of $1,010,000 towards the purchase of equity securities being offered by the Company.  On January 8, 2015, the Company  entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per Unit of $4.00 with each Unit consisting of (i) one (1) share of Preferred Stock and (ii) one (1) Initial Warrant to acquire 8.56 shares of the Company’s Common Stock at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate Securities Purchase Agreements entered into with each investor.  In addition, the Company agreed to issue to each of the investors in the first round of financing an Additional Warrant for each Unit acquired to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s Common Stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

On February 9, 2015, we closed a second round of its private placement offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 Units, with each unit consisting of  (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“Common Stock”), at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company issued to each of the investors in the first and second rounds of financing an Additional Warrant to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Common Stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Common Stock. The sale was part of a private placement offering (the “Offering”) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000).  Prior to the second closing, the Company raised gross proceeds of $1,040,000 in the initial closing of the Offering and sold 260,000 Units (260,000 Preferred Shares, Initial Warrants to acquire 2,225,600 shares of common stock and Additional Warrants to acquire 946,400 shares of common stock.   The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.  The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti-dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.

On February 11, 2014 we entered into an agreement with Edward Smith III, our Director, CEO and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by our assets, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

Capital Expenditures .  At March 31, 2015, we have no material commitments for capital expenditures.

Lease commitments .  We lease a combined manufacturing, research and development and office facility located in Mundelein, Illinois.  The lease expires in October 2015 and the monthly rental payments are $17,542, inclusive of property taxes.  If we desire to remain at this facility beyond the lease expiration date, we will need to negotiate a new lease with the landlord, which cannot be assured.

Litigation.  In July 2007, we and Greg Halpern, its former Chief Executive Officer in his individual capacity, were sued in the 20 th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and damages in excess of $200,000. The trial court has issued a default order against us, and has denied our motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit and the Company will vigorously defend the claim. The outcome of this matter is unknown as of the date of this report.  However, the Company has allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, where management identified material weaknesses consisting of ineffective controls over the control environment and financial statement disclosures, and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Remediation of Material Weaknesses

As discussed above, as of December 31, 2014, we identified material weaknesses in our internal control over financial reporting primarily due to us not having developed accounting policies and procedures and effectively communicating the same to our employees.  Management plans to address these weaknesses by providing future investments in the continuing education of our accounting and financial professionals.

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

None.

Item 1A.	Risk Factors

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Information and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014.  There has been no material changes to the risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2015, we issued to Jeffery Consulting Group, LLP a warrant exercisable for 1,250,000 shares of Common Stock at an exercise price of $0.64 per share to in consideration of consulting services to be performed by Jeffery Consulting Group, LLP vesting as s to 500,000 shares upon execution of the agreement entered into with Jeffery Consulting Group, LLP and 250,000 vesting on the three, six and nine month anniversary of the execution of such agreement.

On January 1, 2015, we issued 20,025 Preferred Shares to our landlord and a warrant exercisable for 171,454 shares of Common Stock at an exercise price of $0.64 per share.

On January 2, 2015, we issued 285,716 shares of Common Stock to four non-executive directors as director compensation.

On February 24, 2015, we issued 576,924 shares of Common Stock to three non-executive directors as director compensation.

On March 1, 2015, we issued to a consultant 400,000 shares of Common Stock for consulting services to be performed.

On May 5, 2015, we issued to our landlord 8,010 Preferred Shares and a warrant exercisable for 68,566 shares of Common Stock at an exercise price of $0.64 per share.

On May 14, 2015, we issued to one individual a warrant exercisable for 750,000 shares of Common Stock at an exercise price of $0.35 per share in consideration of consulting services to be performed by such individual and we issued to Terme Bancorp Inc. a warrant exercisable for 1,250,000 shares of Common Stock at an exercise price of $0.35 per share to in consideration of consulting services to be performed by Terme Bancorp Inc.

None of the issuances of the securities described above were registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a) (2)) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

The Company leases a combined research and development and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share. As a result of the preferred stock to be issued, the Company recorded an expense of $149,787 for the three months ended March 31, 2015 with an offset to preferred stock payable.

On May 5, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until October 14, 2015.  The parties agreed that the Company will deliver to the landlord 8,010 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  Also the Company issued a five year warrant to the landlord to purchase 68,566 shares of common stock at $0.64 per share.

If the Company wishes to remain at this facility beyond the lease expiration date, it will need to negotiate a new lease with the landlord, which cannot be assured.

Item 6.	Exhibits

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended March 31, 2015

Exhibit Number	Description

3.1
Statement of Resolution Establishing the Preferred Shares (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated by reference)

4.1	Form of Factoring Agreement, dated March 24, 2014 (filed as Exhibit 10.3 to the Company's Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference)

4.2	Form of Initial Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated by reference)

4.3	Form of Additional Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated by reference)

4.4
Form of Warrant issued to Edward B. Smith, III and Morris Garfinkle Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 9, 2015, File No. 001-32134, and incorporated by reference)

10.1
Form of Securities Purchase Agreement between the Company and the Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated by reference)

10.2
Consulting Agreement between Z Trim Holdings, Inc. and Jeffery Consulting Group, LLC (incorporated by reference as Exhibit 10.1 to the  Company’s Current Report on Form 8-K filed on April 16, 2015, File No. 001-32134m and incorporated by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Link base Document*

1.01 LAB	XBRL Extension Labels Link base Document*

101.PRE	XBRL Taxonomy Extension Presentation Link base Document*

101.DEF	XBRL Taxonomy Extension Definition Link base Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date: May 15, 2015	/s/ Edward B. Smith, III
Edward B. Smith, III
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	/s/ John R. Elo
John R. Elo
Chief Financial Officer (Principal Financial Officer)