Form 10-Q
period 2015-06-30
Z TRIM HOLDINGS, INC
filed 2015-08-19
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting a company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 19, 2015
Common Stock, $0.00005 par value	40,711,778

Z TRIM HOLDINGS, INC.

 FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEET

ASSETS
	(Unaudited)
	6/30/2015	12/31/2014

Current Assets
Cash and cash equivalents	$26,516	$1,027,713
Accounts receivable	195,063	46,188
Inventory	323,694	709,029
Prepaid expenses and other assets	21,914	63,296

Total current assets	567,187	1,846,226

Long Term Assets
Other assets	15,393	15,393
Property and equipment, net	1,084,611	1,207,975

Total long term assets	1,100,004	1,223,368

TOTAL ASSETS	$1,667,191	$3,069,594

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$851,024	$1,033,875
Dividends payable	116,079	-
Short-term borrowings	150,000	588,211
Nonconvertible notes payable to related party	282,000	270,000
Convertible notes payable to related parties	624,866	-
Customer deposit	-	70,400
Accrued expenses and other	553,980	367,331
Accrued liquidated damages	36,178	36,178
Derivative liabilities	899,530	20,166
Total Current Liabilities	3,513,657	2,386,161

Long-term convertible notes payable to related parties	-	990,000

Total Liabilities	3,513,657	3,376,161

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 40,711,778 and 39,734,854 shares, June 30, 2015 and December 31, 2014, respectively	2,036	1,987
Convertible preferred stock, Series B, $0.01 par value; authorized 3,000,000 shares; issued and outstanding 539,115 and 0 shares, June 30, 2015 and December 31, 2014, respectively	5,391	-
Common stock payable	13,762,260	-
Preferred stock payable	48,060	1,010,000
Additional paid-in capital	138,100,371	131,134,645
Accumulated deficit	(153,764,584)	(132,453,199)

Total Stockholders' Equity (Deficit)	(1,846,466)	(306,567)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,667,191	$3,069,594

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Products	$401,088	$212,154	$615,831	$528,624
Total revenues	401,088	212,154	615,831	528,624

COST OF REVENUES:
Products	579,728	215,971	974,540	529,952
Total cost of revenues	579,728	215,971	974,540	529,952

GROSS MARGIN	(178,640)	(3,817)	(358,709)	(1,328)

OPERATING EXPENSES:
Research and development costs	-	397,990	-	796,367
Selling, general and administrative	1,233,655	1,120,301	6,108,471	2,221,912
Total operating expenses	1,233,655	1,518,291	6,108,471	3,018,279

OPERATING LOSS	(1,412,295)	(1,522,108)	(6,467,180)	(3,019,607)

OTHER INCOME (EXPENSES):
Rental and other income	-	-	-	200
Interest income	-	6,777	-	13,558
Interest expense - other	(2,457)	(1,875)	(4,676)	(2,383)
Interest expense - debt	(31,883)	(43,066)	(92,263)	(48,298)
Change in fair value - derivative	811,468	(13,805)	(1,422,308)	34,383
Loss on settlement with vendor	(13,990)	-	(13,990)	-
Loss on debt conversion	-	-	(351,314)	-
Loss on exchange of warrants	(12,959,654)	-	(12,959,654)	-
Settlement gain	-	-	-	10,000
Total other income (expenses)	(12,196,516)	(51,969)	(14,844,205)	7,460

NET LOSS	$(13,608,811)	$(1,574,077)	$(21,311,385)	$(3,012,147)

Less Preferred Dividends	67,462	-	116,079	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,676,273)	$(1,574,077)	$(21,427,464)	$(3,012,147)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.34)	$(0.04)	$(0.53)	$(0.08)

Weighted Average Number of Shares Basic and Diluted	40,711,778	39,734,854	40,403,873	39,731,697

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,311,385)	$(3,012,147)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options and warrants vested	4,234,217	614,719
Common stock issued for director fees	150,000	160,001
Common stock & warrants issued for services	104,000	-
Preferred stock issued for services	210,672	-
Preferred stock to be issued for services	48,060
Warrants issued expense	259,662	-
Depreciation	123,364	330,313
Change in derivative liability, net of bifurcation	1,422,308	(34,383)
Loss on exchange of warrants	12,959,654	-
Loss on debt conversion	351,314	-
Loss on settlement with vendor	13,990	-
Changes in operating assets and liabilities:
Accounts receivable	(148,875)	200,668
Inventory	385,335	(224,791)
Prepaid expenses and other assets	41,382	28,218
Note receivable	-	1,442
Accounts payable and accrued expenses	(48,684)	314,625
CASH USED IN OPERATING ACTIVITIES	(1,204,986)	(1,621,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for the purchase of convertible preferred stock	630,000	-
Borrowing on short term debt	150,000	500,000
Borrowing onshort term nonconvertible notes payable to related party	12,000	-
Borrowing on long term convertible notes payable to related parties	-	726,000
Principal payments on debt	(588,211)	(31,250)
CASH PROVIDED BY FINANCING ACTIVITIES	203,789	1,194,750
NET DECREASE IN CASH	(1,001,197)	(426,585)

CASH AT BEGINNING OF PERIOD	1,027,713	443,472
CASH AT THE PERIOD ENDED JUNE 30	$26,516	$16,887

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$30,479	$25,023

Non-cash Investing and Financing Activities:
Dividends payable declared	$116,079	$-
Warrants to be exchanged to common stock	$542,944	$-
Preferred stock issued for preferred stock payable	$1,010,000	$-
Conversion of debt and interest into preferred stock	$386,375	$-

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
June 30, 2015
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Z Trim Holdings, Inc. (the “Company”) is an agr-itech company that owns existing, and has developed new products and processes to make use of biomass for uses in the food and industrial markets.  The Company’s food division currently sells a line of products to the food industry that can help food manufacturers reduce their costs and help them solve many production problems.  The Company’s technology provides value-added ingredients across virtually all food industry categories.  The Company’s all-natural products, among other things, help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s products can help extend finished products, and thereby increase its customers’ gross margins.  The Company’s industrial division, opened in 2012, plans to sell eco-friendly ingredients to oil drilling, hydraulic fracturing, petroleum coke, steel/aluminum, paper and other industries.  The Company’s industrial ingredients are highly functional in applications for adhesives, binders, viscofiers and emulsifiers.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated deficit equal to $153,764,584 as of June 30, 2015. This factor raises substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at June 30, 2015 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results for the six months ended June 30, 2015 may not be indicative of results for the year ending December 31, 2015 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of June 30, 2015 and December 31, 2014 the allowance for doubtful accounts was $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $26,516 in cash at June 30, 2015 and $1,027,713 at December 31, 2014.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt and convertible preferred stock with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2015, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants and convertible preferred stock to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at June 30, 2015 was $899,530 compared to $20,166 as of December 31, 2014.  The increase in fair value for the six months ended June 30, 2015 was $1,422,308 compared to a decrease of $34,383 for the six months ended June 30, 2014.  Below is a hierarchy table of the components of the derivative liability:

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/2014	$20,166	$-	$-	$20,166	$20,166

Change in derivative liabilities due to settlements	(542,944)	-	-	(542,944)	(542,944)
Change in derivative liabilities valuation	1,422,308	-	-	1,422,308	1,422,308
	879,364	-	-	879,364	879,364

Derivative Liabilities
6/30/2015	$899,530	$-	$-	$899,530	$899,530

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the six months ended June 30, 2015 and 2014 were $0 and $90, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees, directors and related parties, including stock options, restricted stock, employee stock purchases related to employee stock purchase plans and warrants, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock compensation awards of $4,234,217 and $614,719 for the six months ended June 30, 2015 and 2014, respectively.

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

NOTE 4 – INVENTORY

At June 30, 2015 and December 31, 2014, inventory consists of the following:

	6/30/2015	12/31/2014
Raw materials	$28,864	$20,931
Packaging	6,028	5,023
Work-in-process	1,536	1,777
Finished goods	287,266	681,298

	$323,694	$709,029

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At June 30, 2015 and December 31, 2014,  property and equipment, net consists of the following:

	6/30/2015	12/31/2014
Production, engineering and other equipment	$6,422,110	$6,422,110
Leasehold improvements	2,904,188	2,904,188
Office equipment and furniture	603,182	603,182
Computer equipment and related software	140,238	140,238
	$10,069,718	$10,069,718
Accumulated depreciation	$(8,985,107)	$(8,861,743)
Property and equipment, net	$1,084,611	$1,207,975

Depreciation expense was $123,364 and $330,313 for the six months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2015 and 2014, the Company did not sell any equipment.

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

On January 1, 2015 the Company and ANP entered into a new Custom Processing Agreement (the “new CPA”) replacing the Agreement from October 17, 2011.  The term of the new CPA is one year.  The CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  The new CPA provides that the Company and ANP mutually agree to release each other from the original Agreement.  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement.   The Company further agrees to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.  As a result of the new CPA the Company recognized a settlement loss of $159,293 as of December 31, 2014.

The CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce the Company’s products.  The Company agreed to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At June 30, 2015 and December 31, 2014 accrued expenses consist of the following:

	6/30/2015	12/31/2014
Accrued payroll and taxes	$212,193	$151,741
Accrued settlements	102,000	102,000
Accrued interest	135,506	96,108
Accrued expenses and other	104,281	17,482

	$553,980	$367,331

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

Also on July 16, 2014, the Company and Fordham Capital Partners, LLC entered into a First Amendment to Security Agreement pursuant to which the Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original Security Agreement indicated above.

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

Also on July 25, 2014, the Company and Fordham Capital Partners, LLC entered into a Second Amendment to Security Agreement pursuant to which the Second Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the original and the First Security Agreement indicated above.

On March 24, 2015 the Company made a final payment of principal and interest in the amount of $570,449 to Fordham Capital Partners in satisfaction of the Amended and Restated Equipment Revolving Note dated July 16, 2014.

On May 28, 2015, the Company and Fordham Capital Partners, LLC entered into an Equipment Note in the amount of $50,000.  The note requires payment in one installment of principal of $50,000 plus interest on June 30, 2015.  The interest on the note is calculated at a fixed rate of 22% per annum.

Pursuant to the Security Agreement, dated May 28, 2015, between the Company and Fordham (the “Security Agreement”), the Equipment Note is secured by a first priority security interest in all of the Company’s equipment (as more specifically defined in the Security Agreement, the “Collateral”).  The Security Agreement also contains customary restrictive covenants, including without limitation, covenants prohibiting the Company from (i) granting additional liens in the Collateral, (ii) selling, leasing or transferring the Collateral, (iii) entering into certain merger, consolidation or other reorganization transactions, and (iv) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.  The Security Agreement also contains customary events of default.  If an event of default under the Security Agreement occurs and is continuing, Fordham may declare any outstanding obligations under the Credit Agreement immediately due and payable.  After an event of default, interest on the Note would accrue at a rate of 25% per annum.

Additionally, pursuant to the Factoring Agreement, dated May 28, 2015, between the Company and Fordham, Fordham may purchase any Accounts of the Company (the “Factoring Agreement”).  To secure payment and performance of the Company’s liabilities and obligations to Fordham, including obligations under the Factoring Agreement, the Company granted Fordham a security interest in all of the Company’s (i) Accounts, (ii) Inventory, (iii) Chattel Paper, Deposit Accounts, Documents, Equipment, Financial Assets, Fixtures, General Intangibles, Instruments, Investment Property, Letter-of-Credit Rights, Securities, Software and Supporting Obligations, (iv) books and records of Seller which relate to Accounts, (v) all amounts owing to the Company under the Factoring Agreement, and (vi) Proceeds of the foregoing.  The Factoring Agreement terminates on June 30, 2015 or at any time that the Equipment Note is paid in full.

On June 25, 2015, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Note (the “Second Amended Note”) in the amount of $150,000.  The Second Amended Note requires (a) one monthly interest only payment on June 30, 2015 followed by (b) one installment payment of principal of $150,000 plus interest, with such payment due on the maturity date of July 31, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.  As of June 30, 2015, the Company did not make the requisite interest payment stipulated in the Second Amended Note.  The amount of interest not paid was $1,222.

Also on June 25, 2015, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Security Agreement in which the Second Amended Note is secured by a first priority security interest in all of the Company’s equipment under substantially the same terms and covenants as stated in the Security Agreement (dated May 28, 2015) above.

Additionally, on June 25, 2015, the Company and Fordham entered into an Amendment to Factoring Agreement pursuant to which Fordham may purchase any Accounts of the Company under substantially the same terms and covenants as stated in the Factoring Agreement (dated May 28, 2015) above.   The Factoring Agreement terminates on July 31, 2015 or at any time that the Equipment Note is paid in full.

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

On May 29, 2015, the Company executed an amendment number 3 to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended from May 29, 2015 to December 31, 2015.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $12,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

The outstanding amount of nonconvertible notes payable to a related party was $282,000 at June 30, 2015.  The amount of accrued and unpaid interest was $26,096 as of the same date.

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

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company at such time, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse, an entity owned by Mark Hershom, in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 was null and void after issuance of the note.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), this includes 1,103,880 shares of preferred stock, 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

The fair value of the preferred stock issued with the units above was calculated using multinomial lattice models that valued the preferred stock based on a probability weighted discounted cash flow model.  The assumptions used to determine the fair value included the holder of the preferred stock would convert the preferred stock once the stock price exceeded the exercise price, the historical annual volatility of the Company’s stock price was 119% and the weighted cost of capital for the Company was 16.93%.   As a result of the conversion of convertible debt into units, the Company recorded a loss on debt conversion of $351,314.

The outstanding amount of convertible notes payable to related parties was $624,866 at June 30, 2015.  The amount of accrued and unpaid interest was $108,096 as of the same date.  These notes were classified as long-term convertible notes payable to related parties on the December 31, 2014 balance sheet.

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

Our derivative liabilities increased to $899,530 at June 30, 2015 from $20,166 at December 31, 2014.  The expense recognized during the first six months ended June 30, 2015 was $1,422,308 as compared to the gain recognized of $34,383 for the six months ended June 30, 2014.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Common stock warrants	$129,923	$20,166
Embedded conversion features for convertible debt or preferred shares	769,607	-

Total	$899,530	$20,166

Beginning balance	$20,166	$95,049
Change in derivative liabilities due to settlements	(542,944)	-
Change in derivative liabilities valuation	1,422,308	(74,883)

Ending balance	$899,530	$20,166

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

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the six month periods ended June 30, 2015 and 2014, respectively, there were no warrants or options exercised for cash.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the six months ended June 30, 2015 and 2014, respectively, the Company did not issue any shares of common stock on the cashless exercise of options.

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014) an offer to participate in a warrant exchange program whereby each warrant holder will be able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti-dilution rights on a one-time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti-dilution provisions resulting from the January 8, 2015 private placement.

As of June 30, 2015, the results of this exchange were warrant holders elected to receive 52,110,896 shares of Common Stock under alternative (1), 318,750 additional warrants were issued under alternative (2) and a combination of 974,826 shares of Common Stock and 73,125 warrants will be issued from elections made under alternative (3).  The Common Stock to be issued has been recorded as common stock payable as of June 30, 2015.  In addition, the Company recorded a loss on exchange of warrants of $12,959,654 for the six months ended June 30, 2015

During the six months ended June 30, 2014, the Company did not issue any common stock on the cashless exercise of warrants.

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

There were no shares issued for services during the six months ended June 30, 2014.

Common Stock Payable

Refer to the discussion below for warrants relating to the issuance of common stock under the warrant exchange program offered on April 29, 2015.

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

On February 9, 2015, the Company closed a second round of its private placement offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 units, with each unit consisting of  (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock. The sale was part of a private placement offering (the “Offering”) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000).  Prior to the second closing, the Company raised gross proceeds of $1,040,000 in the initial closing of the Offering and sold 260,000 Units (260,000 Preferred Shares, Initial Warrants to acquire 2,225,600 shares of common stock and Additional Warrants to acquire 946,400 shares of common stock.   The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.  The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti-dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.  As a result, 125,000 shares of Preferred Stock were issued.

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

On June 1, 2015, the Company received $25,000 from an accredited investor towards the purchase of 6,250 units in a private placement offering.  Each unit consists of  (i) one (1) share of 12.5% Convertible Preferred Stock  and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.

Preferred Stock Issued to Vendors

On May 12, 2015, the Company agreed to issue 12,500 shares of 12.5% Convertible Preferred Stock and 107,000 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share in satisfaction of outstanding accounts payable due to a vendor.  The outstanding balance due to this vendor was $60,885. The company recognized a loss of $13,990 as a result of the payable conversion.

Preferred Stock Payable

On May 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until October 14, 2015.  The parties agreed that the Company will deliver to the landlord 8,010 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  The Company recorded a preferred stock payable and rent expense of $48,060 for the three months ended June 30, 2015.

There were no shares of 12.5% Convertible Preferred Stock outstanding during the six months ended June 30, 2014.

Dividends Accrued

As of June 30, 2015, the Company had accrued dividends of $116,079.  There were no accrued dividends as of December 31, 2014.

NOTE 15 – STOCK OPTION PLAN AND WARRANTS

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of June 30, 2015 and December 31, 2014 is as follows:

	6/30/2015		12/31/2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	11,033,675	$1.05	9,583,762	$1.16
Granted	2,899,600	$0.27	2,372,800	$0.58
Exercised	-	$-	-	$-
Expired and Cancelled	(3,125,240)	$1.17	(922,887)	$0.99
	10,808,035		11,033,675

Outstanding, end of period	10,808,035	$0.81	11,033,675	$1.05

Exercisable at end of period	7,908,435	$0.95	11,033,675	$1.05

During the six months ended June 30, 2015, the Company granted 2,899,600 options at an exercise price of $0.27 per share valued at $414,882.  Stock-based compensation expense for both the three and six months ended June 30, 2015 was $108,747.  As of June 30, 2015, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $320,729.  Of this amount, $258,550 will be recognized during the remaining fiscal 2015 quarters.

During the six months ended June 30, 2014 the Company granted to employees 2,069,300 options valued at $1,024,170.  Stock-based compensation expense for the three and six months ended June 30, 2014 was $363,560 and $614.719, respectively.  As of June 30, 2014, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $382,406 and will be recognized in each of the remaining fiscal 2014 quarters.

During the six months ended June 30, 2015 and 2014, there were no stock options exercised either for cash or on a cashless basis.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model.  This model uses the assumptions listed in the table below for stock options granted in 2015.  Expected volatilities are based on the historical volatility of the Company’s stock.  The risk-free rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

6/30/2015
Weighted average fair value per option granted	$0.1431
Risk-free interest rate	1.51%
Expected dividend yield	0.00%
Expected lives	2.688
Expected volatility	86.22%

Stock options outstanding at June 30, 2015 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.01-$1.50	8,869,167	2.9	$0.38	5,969,567
$1.51-$3.00	1,813,868	2.5	$1.67	1,813,868
$3.01-$5.00	125,000	2.3	$3.11	125,000
	10,808,035	2.8	$0.81	7,908,435

Warrants

As of June 30, 2015, the Company has warrants outstanding to purchase 48,748,214 shares of the Company’s common stock, at prices ranging from $0.35 to $1.00 per share.  These warrants expire at various dates through November 2020.   The summary of the status of the warrants issued by the Company as of June 30, 2015 and December 31, 2014 are as follows:

	6/30/2015		12/31/2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	16,446,351	$1.45	16,688,265	$1.44
Granted	85,615,638	$0.41	-	$-
Exercised	(53,095,204)	$0.66	-	$-
Cashless Exercises	-	$-	-	$-
Expired and Cancelled	(218,571)	$0.66	(241,914)	$0.87
	48,748,214		16,446,351

Outstanding, end of period	48,748,214	$0.50	16,446,351	$1.45

Exercisable at end of period	48,748,214	$0.50	16,446,351	$1.45

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Also, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  Finally, the Company issued a five year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share.

On January 8, 2015, in conjunction with the sale of units consisting of convertible preferred stock, Company, issued warrants (the “Initial Warrant”) to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share.  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant to acquire (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.

Due to the anti-dilution provisions of some of the outstanding warrants before the January 8, 2015 transaction, the exercise price on 15,512,057 warrants has been reduced to $0.35 and the number of shares of common stock into which the warrants are now exercisable has been adjusted such that the warrants are now exercisable into 54,400,204 shares of common stock.

In addition to the foregoing, the members of the Company’s then Board of Directors agreed to receive 1,103,880 shares of preferred stock, 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

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

The fair values for the Company’s derivative liabilities related to the Warrants (5 year warrants at $1.00, $0.35, and $0.64,  with a full reset feature) issued is $129,923. The derivative instruments were valued as of June 30, 2015 with the following assumptions:

-	The Holder would automatically exercise the warrants at a stock price above the exercise price (some warrants adjusted the exercise price to $1.00), with the target exercise price dropping as expiration approaches,
-	The projected annual volatility was based on the Company’s historical volatility between 124% and 126%,
-	An event of default would occurred 5% of the time, increasing to 0.10% per month,
-	Dilutive/Full Reset events projected to occur based on future projected capital needs (capital funds raised were projected in prior quarters of 2013 – future financings are projected going forward in September 2015) resulting in the weighted conversion price dropping from the initial conversion price (no reset events have occurred).

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

On February 9, 2015, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively.  The exercise price of these warrants is $0.45 per share.   The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%.  For the six months ended June 30, 2015 the Company recognized compensation expense of $3,749,259.

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014) an offer to participate in a warrant exchange program whereby each warrant holder will be able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti-dilution rights on a one-time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti-dilution provisions resulting from the January 8, 2015 private placement.

As of June 30, 2015, the results of this exchange were warrant holders elected to receive 52,110,896 shares of Common Stock under alternative (1).  The Company recorded a loss on exchange of warrants in the amount of $12,959,654.

Warrant holders elected to receive 318,750 additional warrants under alternative (2).

Finally, warrant holders elected to receive a combination of 974,826 shares of Common Stock and 73,125 warrants under alternative (3).  The Company recognized a warrant expense of $259,662.

As a result, the Company recorded a common stock payable of $13,762,260 as of June 30, 2015.

On May 14, 2015 the Company entered into a Consulting Agreement with E.B. Smith Jr. (father of the Company’s CEO and largest shareholder, Edward B. Smith, III) pursuant to which E.B. Smith Jr. will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions.  In consideration of services rendered by E.B. Smith Jr., the Company issued  warrants to purchase 750,000 shares of common stock at $0.35 per share.  The warrants will vest 450,000 shares upon the mutual execution of this agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement.

On May 14, 2015 the Company entered into a Consulting Agreement with Terme Bancorp pursuant to which Terme Bancorp will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions.  In consideration of services rendered by Terme Bancorp, the Company issued  warrants to purchase 1,250,000 shares of common stock at $0.35 per share.  The warrants will vest 750,000 shares upon the mutual execution of this agreement and then in 250,000 share increments at the three month and six month anniversaries of this agreement.

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

NOTE 17 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and distributors.  There were two significant customers who accounted for 40% and 19% of total sales for the six months ended June 30, 2015.  Further, there was one customer that accounted for 87% of the total accounts receivable for the six months ended June 30, 2015.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At June 30, 2015 and December 31, 2014, $0 and $777,713, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share. As a result of the preferred stock to be issued, the Company recorded an expense of $48,060 for the three months ended June 30, 2015 with an offset to preferred stock payable.  Also, the Company issued a five year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share.

On May 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until October 14, 2015.  The parties agreed that the Company will deliver to the landlord 8,010 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  The Company recorded a Preferred stock payable and rent expense of $48,060 for the three months ended June 30, 2015.  Also the Company issued a five year warrant to the landlord to purchase 68,566 shares of common stock at $0.64 per share.  Finally, the Company upon execution of this amendment, agreed to make the $71,125 payment of rental arrears that was due on April 30, 2015.

As of June 30, 2015, the Company has not paid the $71,125 in rental arrears that was stipulated with the May 1, 2015 amendment to the lease.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

For the six months ended June 30, 2015 and 2014, the Company recognized rent expense of $321,838 and $135,066, respectively.  The future minimum annual rental payments and sub-lease income for the years ended December 31 under the lease terms are as follows:

Year Ended	Rentals
2015	$61,397
2016	-
2017	-
2018	-
2019	-
$61,397

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

In addition to the foregoing, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), this includes 1,103,880 shares of preferred stock, 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491 of principal and interest on notes.

On February 9, 2015, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively.  The exercise price of these warrants is $0.45 per share.   The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%.  For the six months ended June 30, 2015 the Company recognized compensation expense of $3,749,259.

On February 24, 2015 the Company issued 576,924 shares of common stock to its then three non-executive directors (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffrey. The Company recognized a total expense of $150,000 related to these issuances.  These shares were valued based on the closing price on the grant date.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $12,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

NOTE 21 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2015.

In general, the Company offers a one-year warranty for most of the products it sells.  To date, the Company has not incurred any material costs associated with these warranties.

NOTE 22 – SUBSEQUENT EVENTS

On July 9, 2015, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Note (the “Note”) in the amount of $200,000.  The Note requires the entire principal balance of this Note and all accrued interest to be paid on the maturity date of July 31, 2015.  The interest on the Note is calculated at a fixed rate of 22% per annum.

This Note was issued pursuant to and entitled to the benefits of, and is secured by, the Amended and Restated Security Agreement which is in effect and under substantially the same terms and covenants as stated in the Security Agreement (dated May 28, 2015) previously discussed in Footnote 8 above.

Additionally, on July 9, 2015, the Company and Fordham entered into a Second Amendment to Factoring Agreement pursuant to which Fordham may purchase any Accounts of the Company under substantially the same terms and covenants as stated in the Factoring Agreement dated May 28, 2015, as amended by Amendment to Factoring Agreement dated June 25, 2015.   The Factoring Agreement terminates on July 31, 2015 or at any time that the Note (dated July 9, 2015) is paid in full.

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000.  Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms:  (i) if the purchase date is between 12-18 months $425,000; (ii) if the purchase date is between 19-23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000.

The Company received proceeds of $172,911 from the Purchase Agreement.  The proceeds were used for general corporate purposes and to pay off the $200,000 Note and accrued interest discussed above.

The Equipment Lease Agreement includes customary events of default, including non-payment by the Company of the monthly lease payments and the payment of penalties upon such late payments.  The Company intends to utilize the proceeds from the sale of the equipment for working capital purposes.

In connection with the Purchase Agreement, the Company’s Factoring Agreement with Fordham effective May 28, 2015, as amended by an amendment dated June 25, 2015, was further amended to grant to Fordham a security interest in all of the collateral under such agreement to secure the payment to Fordham of all rent payments and all other amounts owed by the Company to Fordham under the Equipment Lease Agreement.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $25,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

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

Unless the context requires otherwise, in this report, the “Company,” “Z Trim,” “Z Trim Holdings,” “we,” “us” and “our” refer to Z Trim Holdings, Inc.

Overview

Z Trim Holdings, Inc. is a agri-tech company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing and other industries.   The Company currently sells a line of products to the food industry that can help manufacturers reduce their costs, improve the quality of finished goods, and also help solve many production problems.  The Company’s innovative technology provides value-added ingredients across virtually all food industry categories.  These all-natural products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity — all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the second quarter of 2015 increased 89% as compared to sales for the second quarter of 2014 due growth from new projects initiated by our customers.  We believe the increase in sales and volume will continue for the remainder of 2015.

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

Funding Initiatives

On January 8, 2015, the Company,  raised an aggregate of $1,040,000 from the sale  of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below. The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti-dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.

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

On February 9, 2015, he Company closed a second round of its private placement offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 Units. The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock. The sale was part of an Offering in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000).    The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti-dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.

On May 28, 2015, the Company and Fordham Capital Partners, LLC entered into an Equipment Note in the amount of $50,000.  The note requires payment in one installment of principal of $50,000 plus interest on June 30, 2015.  The interest on the note is calculated at a fixed rate of 22% per annum.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $12,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On June 25, 2015, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Note (the “Second Amended Note”) in the amount of $150,000.  The Second Amended Note requires (a) one monthly interest only payment on June 30, 2015 followed by (b) one installment payment of principal of $150,000 plus interest, with such payment due on the maturity date of July 31, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

On July 9, 2015, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Note (the “Note”) in the amount of $200,000. The Note requires the entire principal balance of this Note and all accrued interest to be paid on the maturity date of July 31, 2015. The interest on the Note is calculated at a fixed rate of 22% per annum.

This Note was issued pursuant to and entitled to the benefits of, and is secured by, the Amended and Restated Security Agreement which is in effect and under substantially the same terms and covenants as stated in the Security Agreement (dated May 28, 2015) previously discussed in Footnote 8 above.

Additionally, on July 9, 2015, the Company and Fordham entered into a Second Amendment to Factoring Agreement pursuant to which Fordham may purchase any Accounts of the Company under substantially the same terms and covenants as stated in the Factoring Agreement dated May 28, 2015, as amended by Amendment to Factoring Agreement dated June 25, 2015.  The Factoring Agreement terminates on July 31, 2015 or at any time that the Note (dated July 9, 2015) is paid in full.

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000. Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12-18 months $425,000; (ii) if the purchase date is between 19-23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000.

The Company received proceeds of $172,911 from the Purchase Agreement. The proceeds were used for general corporate purposes and to pay off the $200,000 Note and accrued interest discussed above.

The Equipment Lease Agreement includes customary events of default, including non-payment by the Company of the monthly lease payments and the payment of penalties upon such late payments. The Company intends to utilize the proceeds from the sale of the equipment for working capital purposes.

In connection with the Purchase Agreement, the Company’s Factoring Agreement with Fordham effective May 28, 2015, as amended by an amendment dated June 25, 2015, was further amended to grant to Fordham a security interest in all of the collateral under such agreement to secure the payment to Fordham of all rent payments and all other amounts owed by the Company to Fordham under the Equipment Lease Agreement.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $25,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

Board of Directors and Management Changes

Effective as of January 8, 2015, Edward B. Smith, III, a member of the Board of Directors was appointed as the Chief Executive Officer of the Company. Mr.  Morris Garfinkle was appointed to serve as Chairman of the Board of Directors. Mr. Steven J. Cohen assumed the role of Managing Director and remain as a director.

Since January 1, 2015, Mr. Smith, age 40, has been the Managing Member of Aristar Capital Management, LLC, a New York-based investment firm and the Company’s controlling stockholder.  From April 2005 through December 2014, Mr. Smith was the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. Prior to founding BCM, Mr. Smith worked at Gracie Capital from 2004-2005, GTCR Golder Rauner from 1999-2001 and Credit Suisse First Boston from 1997-1999. Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School. Mr. Smith is also a director of Heat Biologics, Inc. (NASDAQ: HTBX), a development stage biopharmaceutical company that focuses on the development and commercialization of novel allogeneic off-the-shelf cellular therapeutic vaccines for a range of cancers and infectious diseases.

On March 10, 2015, the Board of Directors of Z Trim Holdings, Inc. appointed Dan Jeffery to serve as a director on its Board of Directors.  Mr. Jeffery was appointed to fill the vacancy created by the resignation of Mark Hershhorn from the Company's Board of Directors.  On Mach 10, 2015, the Company received Mr. Hershhorn's written resignation as a Director of the Company.

Brian Israel notified the Company that he would resign from the Company’s Board of Directors, effective May 4, 2015. At the time of his resignation, Mr. Israel served as Chairman of the Compensation and Nominating Committees of the Board.

On May 6, 2015, the Company announced the appointment of Anthony Saguto as the Chief Financial Officer of the Company, effective May 18, 2015.  Mr. Saguto replaced John Elo, who is retiring as Chief Financial Officer of the Company, effective May 18, 2015.

Results of Operations

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenues

Revenue for the three months ended June 30, 2015 was $401,088, as compared to revenue of $212,154 for the three months ended June 30, 2014, an increase of 89%.  Our revenue for the three months ended June 30, 2015 and 2014 was entirely attributable to product sales.   The increase in sales in the current year’s period was due to an increase in order volumes from several customers due to new projects coming online and increases in new business.  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended June 30, 2015 and 2014 was $579,728 and $215,971, respectively, an increase of $363,757 or 168%.  The increase in costs of goods sold in the current year’s period was attributable to the production of product in our own pilot facility and not the outside toll manufacturer. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the three months ended June 30, 2015 was $178,640, or approximately 45% of revenues, as compared to a gross loss of $3,817, or approximately 1.8% of revenues for the three months ended June 30, 2014.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 were $1,233,655 a decrease of $284,636 or approximately 19% over the comparable period ended June 30, 2014 of $1,518,291.  As a result of the Company producing product in its own facility various expenses classified as research and development costs in 2014 are now included with cost of goods sold for 2015. The amount of research and development costs included with cost of goods sold for the three months ended June 30, 2015 was $264,994 as compared to the $397,990 in research and development costs for the three months ended June 30, 2014.

The significant components of selling, general and administrative expenses for the quarters ended June 30, 2015 and 2014 respectively are as follows:

	Three Months Ended June 30,
	2015	2014
Salary and employee benefits	$287,581	$342,437
Stock based compensation expense	368,409	363,560
Professional fees	27,230	17,630
Directors fees	-	76,000
Consultant fees	268,082	3,258
Other	282,353	317,416

	$1,233,655	$1,120,301

The decrease in salary and employee benefits from $342,437 for the three months ended June 30, 2014 to $287,581 for the three months ended June 30, 2015 is attributable to fewer employees.  The comparable directors fees recorded for the 3 months ended June 30, 2014 were expensed during the first quarter ended March 31, 2015.. Professional fees increased for the period ended June 30, 2014 from $17,630 to $27,230 for June 30, 2015 due to an increase in legal fees.  Consultant fees increased from $3,258 for the three months ended June 30, 2014 to $268,082 for the three months ended June 30, 2015 due to the vesting of warrants granted to several consultants employed by the Board of Directors.  Other expenses decreased by $35,062 as a result of lower costs associated with marketing, convention fees and investor relations expenses.

Operating Loss

The operating loss for the three months ended June 30, 2015 decreased to $1,412,295 compared to $1,522,108 for the three months ended June 30, 2014 due to the reasons described above.

Other Income(Expenses)

Other expenses for the three months ended on June 30, 2015 were $12,196,516 as compared to $51,969 for the three months ended on June 30, 2014.  The increase in other expenses of $12,144,547 was primarily due to the loss recognized from the issuance of Common Stock from the warrant exchange program of $12,959,654 offset by the decrease in the fair value of our derivatives of $811,468. The decrease in the fair value of the derivative liability resulted from the issuance of common stock as a result of warrant holders electing to participate in the warrant exchange program.   Interest expense on debt of $31,883 incurred during the three months ended June 30, 2015 compares to $43,066 for the same three month period ended in 2014.  The interest is related to the short-term borrowings and convertible note payable discussed above.

Net Loss

As a result of the above, for the three months ended June 30, 2015, we reported a net loss of $13,608,811 as compared to a net loss of $1,574,077 for the three months ended June 30, 2014.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended June 30, 2015 was $0.34 as compared to the basic and diluted net loss per share of $0.04 for the three months ended June 30, 2014.  Net loss per share was negatively impacted by the increase in the Operating Loss and Other Expenses as discussed above.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenues

Revenue for the six months ended June 30, 2015 was $615,831, as compared to revenue of $528,624 for the six months ended June 30, 2014, an increase of 17%.  Our revenue for the six months ended June 30, 2015 and 2014 was entirely attributable to product sales.   The increase in sales in the current year’s period was due to an increase in order volumes from several customers due to new projects coming online and increases in new business.   Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the six months ended June 30, 2015 and 2014 was $974,540 and $529,952, respectively, an increase of $444,588 or 84%.  The increase in costs of goods sold in the current year’s period was attributable to the production of product in our own pilot facility and not the outside toll manufacturer. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Loss

Gross loss for the six months ended June 30, 2015 was $358,709, or approximately 58% of revenues, as compared to a gross loss of $1,328, or approximately 0.38% of revenues for the six months ended June 30, 2014.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Total operating expenses for the six months ended June 30, 2015 were $6,108,471 an increase of $3,090,192 or approximately 102% over the comparable period ended June 30, 2014 of $3,018,279.  As a result of the Company producing product in its own facility various expenses classified as research and development costs in 2014 are now included with cost of goods sold for 2015. The amount of research and development costs included with cost of goods sold for the six months ended June 30, 2015 was $484,743 as compared to the $796,367 in research and development costs for the six months ended June 30, 2014.

The significant components of selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 respectively are as follows:

	Six Months Ended June 30,
	2015	2014
Salary and employee benefits	$591,464	$709,937
Stock based compensation expense	4,117,668	614,719
Professional fees	137,666	96,536
Directors fees	150,000	236,001
Consultant fees	551,323	11,384
Other	560,350	553,335

	$6,108,471	$2,221,912

The decrease in salary and employee benefits from $709,937 for the six months ended June 30, 2014 to $591,464 for the six months ended June 30, 2015 is attributable to fewer employees.  Stock based compensation increased by $3,502,949 in 2015 as compared to 2014 as a result of warrants awarded as compensation to Mo Garfinkle, Chairman of the Board and Ed Smith, CEO of the Company. Professional fees increased for the period ended June 30, 2014 from $96,536 to $137,666 for June 30, 2015 due to an increase in legal fees.  Consultant fees increased by $539,939 as a result warrants issued as compensation to several consultants contracted with by the Company.

Operating Loss

The operating loss for the six months ended June 30, 2015 increased to $6,467,180 compared to $3,019,607 for the six months ended June 30, 2014 due to the reasons described above.

Other Income(Expenses)

Other expenses for the six months ended on June 30, 2015 were $14,844,205 as compared to other income of $7,460 for the six months ended on June 30, 2014.  The increase in other expenses of $14,851,665 was primarily due to the to the loss recognized from the issuance of Common Stock from the warrant exchange program of $12,959,654, the increase in the fair value of our derivatives, which resulted in additional expense of $1,422,308 as compared to the prior year and the recognition of a loss of $351,314 relating to the conversion of convertible notes payable into units of preferred stock and warrants during the first quarter of 2015. The increase in the fair value of the derivative liability resulted from the issuance of preferred stock and warrants with conversion features subject to full ratchet price ant-dilution protection.   Interest expense on debt of $92,263 incurred during the six months ended June 30, 2015 compares to $48,298 for the same six month period ended in 2014.  The interest is related to the short-term borrowings and convertible note payable discussed above. In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship.  During the fourth quarter of 2013, the parties settled all outstanding matters and the case has been dismissed.  On January 21, 2014 as part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

Net Loss

As a result of the above, for the six months ended June 30, 2015, we reported a net loss of $21,311,385 as compared to a net loss of $3,012,147 for the six months ended June 30, 2014.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the six months ended June 30, 2015 was $0.53 as compared to the basic and diluted net loss per share of $0.08 for the six months ended June 30, 2014.  Net loss per share was negatively impacted by the increase in the Operating Loss and Other Expenses as discussed above.

Liquidity and Capital Resources

As of June 30, 2015, we had a cash balance of $26,516, a decrease from a balance of $1,027,713 at December 31, 2014.  At June 30, 2015, we had working capital deficit of $2,946,470, as compared to working capital deficit of $539,935 as of December 31, 2014.  The decrease in working capital primarily resulted from the decreases in cash, inventory, and short-term borrowings offset by the increase in the derivative liability as discussed above.

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

On May 28, 2015, the Company and Fordham Capital Partners, LLC entered into an Equipment Note in the amount of $50,000.  The note requires payment in one installment of principal of $50,000 plus interest on June 30, 2015.  The interest on the note is calculated at a fixed rate of 22% per annum.

On June 25, 2015, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Note (the “Second Amended Note”) in the amount of $150,000.  The Second Amended Note requires (a) one monthly interest only payment on June 30, 2015 followed by (b) one installment payment of principal of $150,000 plus interest, with such payment due on the maturity date of July 31, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

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

Certain of the Company’s preferred stock and warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements.  Our derivative liabilities increased to $899,530 at June 30, 2015 from $20,166 at December 31, 2014.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $1,001,197 net decrease in cash during the six months ended June 30, 2015 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the six months ended June 30, 2015 and 2014:

	2015	2014
Cash used in operating activities	$(1,204,986)	$(1,621,335)
Cash provided by investing activities	-	-
Cash provided by financing activities	203,789	1,194,750

Increase (decrease) in cash	$(1,001,197)	$(426,585)

Cash used in operating activities was $1,204,986 during the six month period ended June 30, 2015, compared to $1,621,335 in the six month period ended June 30, 2014.  Net losses of $21,311,385 and $3,012,147 for the six months ended June 30, 2015 and 2014, respectively, were the primary reasons for our negative operating cash flow in both periods.  The Company’s negative operating cash flow for the six months ended June 30, 2015 was offset by the loss recognized from the issuance of Common Stock from the warrant exchange program of $12,959,654, the expense recognized for stock-based compensation of $4,234,217, the increase in the derivative liability of $1,422,308 and the loss recognized on the debt conversion of $351,314. During six months ended June 30, 2014, the Company’s negative operating cash flow was partially offset by the effects of non-cash charges to income including stock-based compensation, shares issued for directors fees and depreciation.

No cash was provided by or used in investing activities in either period.

Cash provided by financing activities was $203,789 in the six months ended June 30, 2015, compared to $1,194,750 during the six months ended June 30, 2014.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of options and warrants into equity. During the first six months of 2015, the Company raised $630,000 from the sale of units consisting of preferred stock and warrants and $150,000 from short term borrowings that were offset by $588,211 of principal payments made to Fordham Capital.  During the six months ended June 30, 2014, the Company raised $500,000 in short term borrowings and $726,000 from convertible notes payable from related parties.

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

On June 1, 2015, the Company received $25,000 from an accredited investor towards the purchase of 6,250 units in a private placement offering.  Each unit consists of  (i) one (1) share of 12.5% Convertible Preferred Stock  and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.

Proceeds from Debt Instruments.  On February 11, 2014 we entered into an agreement with Edward Smith III, our Director, CEO and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Common Stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by our assets, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

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

On May 28, 2015, the Company and Fordham Capital Partners, LLC entered into an Equipment Note in the amount of $50,000.  The note requires payment in one installment of principal of $50,000 plus interest on June 30, 2015.  The interest on the note is calculated at a fixed rate of 22% per annum.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $12,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On June 25, 2015, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Note (the “Second Amended Note”) in the amount of $150,000.  The Second Amended Note requires (a) one monthly interest only payment on June 30, 2015 followed by (b) one installment payment of principal of $150,000 plus interest, with such payment due on the maturity date of July 31, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.

Capital Expenditures.  At June 30, 2015, we have no material commitments for capital expenditures.

Lease commitments.  We lease a combined manufacturing, research and development and office facility located in Mundelein, Illinois.  The lease expires in October 2015 and the monthly rental payments are $17,542, inclusive of property taxes.  If we desire to remain at this facility beyond the lease expiration date, we will need to negotiate a new lease with the landlord, which cannot be assured.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 18, 2015 we issued 18,750 shares of preferred stock and a warrant excercisable for 160,500 shares of Common Stock at an exercise price of $0.64 per share to an accredited investor.

On June 1, 2015 we issued 6,250 shares of preferred stock and a warrant excercisable for 53,500 shares of Common Stock at an exercise price of $0.64 per share to an accredited investor.

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

The Company leases a combined manufacturing, research and development, and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share. As a result of the preferred stock to be issued, the Company recorded an expense of $48,060 for the three months ended June 30, 2015 with an offset to preferred stock payable.

On May 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until October 14, 2015.  The parties agreed that the Company will deliver to the landlord 8,010 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  Also the Company issued a five year warrant to the landlord to purchase 68,566 shares of common stock at $0.64 per share.  Finally, the Company agreed to, upon execution of this amendment, make the $71,125 payment of rental arrears that was due on April 30, 2015.

As of June 30, 2015, the Company has not paid the $71,125 in rental arrears that was stipulated with the May 1, 2015 amendment to the lease.

If the Company wishes to remain at this facility beyond the lease expiration date, it will need to negotiate a new lease with the landlord, which cannot be assured.

Item 6.	Exhibits

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended June 30, 2015

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

Z TRIM HOLDINGS, INC.
(Registrant)

Date: August 19, 2015	/s/ Edward B. Smith, III
Edward B. Smith, III
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2015	/s/ Anthony Saguto
Anthony Saguto
Chief Financial Officer (Principal Financial Officer)