Form 10-Q
period 2015-09-30
Z TRIM HOLDINGS, INC
filed 2015-11-19
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting a company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 18, 2015
Common Stock, $0.00005 par value	93,797,501

Z TRIM HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Z TRIM HOLDINGS, INC.
BALANCE SHEET

ASSETS
	(Unaudited) 9/30/2015	12/31/2014

Current Assets
Cash and cash equivalents	$284,567	$1,027,713
Accounts receivable	196,453	46,188
Inventory	402,966	709,029
Prepaid expenses and other assets	98,660	63,296

Total current assets	982,646	1,846,226

Long Term Assets
Other assets	15,393	15,393
Property and equipment, net	493,261	1,207,975

Total long term assets	508,654	1,223,368

TOTAL ASSETS	$1,491,300	$3,069,594

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,002,716	$1,033,875
Dividends payable	194,302	-
Short-term borrowings	250,000	588,211
Nonconvertible notes payable to related party	457,000	270,000
Convertible notes payable to related parties	624,866	-
Customer deposit	-	70,400
Accrued expenses and other	530,539	367,331
Accrued liquidated damages	36,178	36,178
Short term capital lease payable	140,769	-
Derivative liabilities	832,969	20,166
Total Current Liabilities	4,069,339	2,386,161

Long-term capital lease payable	361,211	-
Long-term convertible notes payable to related parties	-	990,000

Total Liabilities	4,430,550	3,376,161

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 93,797,501 and 39,734,854 shares, September 30, 2015 and December 31, 2014, respectively	4,690	1,987
Convertible preferred stock, Series B, $0.01 par value; authorized 3,000,000 shares; issued and outstanding 609,625 and 0 shares, September 30, 2015 and December 31, 2014, respectively	6,096	-
Preferred stock payable	-	1,010,000
Additional paid-in capital	152,379,740	131,134,645
Accumulated deficit	(155,329,776)	(132,453,199)

Total Stockholders' Equity (Deficit)	(2,939,250)	(306,567)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,491,300	$3,069,594

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Products	$218,732	$360,710	$834,563	$889,334
Total revenues	218,732	360,710	834,563	889,334

COST OF REVENUES:
Products	445,936	349,946	1,420,476	879,898
Total cost of revenues	445,936	349,946	1,420,476	879,898

GROSS MARGIN	(227,204)	10,764	(585,913)	9,436

OPERATING EXPENSES:
Research and development costs	-	365,345	-	1,161,712
Selling, general and administrative	772,957	1,035,514	6,881,428	3,257,427
Total operating expenses	772,957	1,400,859	6,881,428	4,419,139

OPERATING LOSS	(1,000,161)	(1,390,095)	(7,467,341)	(4,409,703)

OTHER INCOME (EXPENSES):
Rental and other income	-	-	-	200
Interest income	-	6,741	-	20,299
Interest expense - other	(21,518)	(1,986)	(26,194)	(4,369)
Interest expense - debt	(35,743)	(64,362)	(128,006)	(112,660)
Change in fair value - derivative	66,561	36,742	(1,355,747)	71,125
Loss on sale and leaseback transaction	(574,331)	-	(574,331)
Loss on settlement with vendor	-	-	(13,990)	-
Loss on debt conversion	-	-	(351,314)	-
Loss on exchange of warrants	-	-	(12,959,654)	-
Settlement gain	-	-	-	10,000
Total other income (expenses)	(565,031)	(22,865)	(15,409,236)	(15,405)

NET LOSS	$(1,565,192)	$(1,412,960)	$(22,876,577)	$(4,425,108)

Less: Preferred Dividends	67,462	-	194,302	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,632,654)	$(1,412,960)	$(23,070,879)	$(4,425,108)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.48)	$(0.11)

Weighted Average Number of Shares Basic and Diluted	47,517,640	39,734,854	47,313,497	39,731,697

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,876,577)	$(4,425,108)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options and warrants vested	4,534,849	992,450
Common stock issued for director fees	150,000	160,001
Common stock & warrants issued for services	104,000	-
Preferred stock issued for services	258,731	-
Preferred stock to be issued for services	-	-
Warrants issued expense	259,662	-
Depreciation	154,250	495,468
Change in derivative liability, net of bifurcation	1,355,747	(71,125)
Loss on exchange of warrants	12,959,654	-
Loss on debt conversion	351,314	-
Loss os sale and leaseback transaction	574,331	-
Loss on settlement with vendor	13,990	-
Changes in operating assets and liabilities:
Accounts receivable	(150,265)	273,225
Inventory	306,611	(203,995)
Prepaid expenses and other assets	(19,564)	(262,145)
Note receivable	-	14,701
Accounts payable and accrued expenses	228,421	948,801
CASH USED IN OPERATING ACTIVITIES	(1,794,846)	(2,077,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received from the sale of fixed assets	172,911	-
CASH PROVIDED BY INVESTING ACTIVITIES	172,911	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for the purchase of convertible preferred stock	880,000	-
Borrowing on short term debt	400,000	785,000
Borrowing on short term notes payable to related party	187,000	-
Borrowing on long term convertible notes payable to related parties	-	990,000
Principal payments on debt	(588,211)	(70,751)
CASH PROVIDED BY FINANCING ACTIVITIES	878,789	1,704,249
NET DECREASE IN CASH	(743,146)	(373,478)

CASH AT BEGINNING OF PERIOD	1,027,713	443,472
CASH AT THE PERIOD ENDED SEPTEMBER 30	$284,567	$69,994

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$53,596	$58,177

Non-cash Investing and Financing Activities:
Preferred stock issued for preferred stock payable	$1,010,000	$-
Capital lease for fixed assets	$514,707	$-
Dividends payable declared	$194,302	$-
Warrants exchanged for common stock	$542,944	$-
Conversion of debt and interest into preferred stock	$386,375	$-

The accompanying notes are an integral part of the financial statements.

Z TRIM HOLDINGS, INC.
Notes to Financial Statements
September 30, 2015
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Z Trim Holdings, Inc. (the “Company”) is an agri-tech company that owns existing, and has developed new products and processes to make use of biomass for uses in the food and industrial markets.  The Company’s food division currently sells a line of products to the food industry that can help food manufacturers reduce their costs and help them solve many production problems.  The Company’s technology provides value-added ingredients across virtually all food industry categories.  The Company’s all-natural products, among other things, help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s products can help extend the life of finished products, and thereby increase its customers’ gross margins.  The Company’s industrial division, opened in 2012, plans to sell eco-friendly ingredients to oil drilling, hydraulic fracturing, petroleum coke, steel/aluminum, paper and other industries.  The Company’s industrial ingredients are highly functional in applications for adhesives, binders, viscofiers and emulsifiers.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated deficit equal to $155,329,776 as of September 30, 2015. This factor raises substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at September 30, 2015 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results for the nine months ended September 30, 2015 may not be indicative of results for the year ending December 31, 2015 or any future periods.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of September 30, 2015 and December 31, 2014 the allowance for doubtful accounts was $0.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $284,567 in cash at September 30, 2015 and $1,027,713 at December 31, 2014.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt and convertible preferred stock with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2015, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants and convertible preferred stock to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at September 30, 2015 was $832,969 compared to $20,166 as of December 31, 2014.  The increase in fair value for the nine months ended September 30, 2015 was $1,355,747 compared to a decrease of $71,125 for the nine months ended September 30, 2014.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities
12/31/2014	$20,166	$-	$-	$20,166	$20,166

Change in derivative liabilities due to settlements	(542,944)	-	-	(542,944)	(542,944)
Change in derivative liabilities valuation	1,355,747	-	-	1,355,747	1,355,747
	812,803	-	-	812,803	812,803

Derivative Liabilities
9/30/2015	$832,969	$-	$-	$832,969	$832,969

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

Advertising Costs

The Company expenses all advertising costs as incurred.  The amounts for the nine months ended September 30, 2015 and 2014 were $0 and $90, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees, directors and related parties, including stock options, restricted stock, employee stock purchases related to employee stock purchase plans and warrants, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock compensation awards of $5,047,580 and $1,152,451 for the nine months ended September 30, 2015 and 2014, respectively.

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

NOTE 4 – INVENTORY

At September 30, 2015 and December 31, 2014, inventory consists of the following:

	9/30/2015	12/31/2014
Raw materials	$26,666	$20,931
Packaging	8,755	5,023
Work-in-process	-	1,777
Finished goods	367,545	681,298

	$402,966	$709,029

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At September 30, 2015 and December 31, 2014, property and equipment, net consists of the following:

	9/30/2015	12/31/2014
Production, engineering and other equipment	$-	$6,422,110
Leasehold improvements	-	2,904,188
Office equipment and furniture	-	603,182
Computer equipment and related software	-	140,238
Capital lease asset	514,707	-
	$514,707	$10,069,718

Accumulated depreciation	$(21,446)	$(8,861,743)

Property and equipment, net	$493,261	$1,207,975

Depreciation expense was $154,250 and $495,468 for the nine months ended September 30, 2015 and 2014, respectively.   On July 17, 2015, the Company completed a sale and leaseback transaction with Fordham Capital.  In the transaction the Company sold all of its production equipment, furniture and fixtures for $500,000.  From the proceeds of the sale, the company repaid outstanding borrowings of $200,000 due to Fordham Capital plus accrued interest of $3,112, franchise taxes of $96,542 and a security deposit of $15,800 related to the equipment lease.  The Company recognized a loss of 574,331.  During the nine months ended September 30, 2014, the Company did not sell any equipment.

NOTE 6 – NOTE RECEIVABLE

On October 17, 2011, the Company entered into a Custom Processing Agreement (the “Agreement”) with AVEKA Nutra Processing, LLC (“ANP”), part of the AVEKA Group, in order to provide the Company with a partner for future manufacturing initiatives.

The Agreement provided that ANP perform certain services related to the Company’s dietary fiber product, including manufacturing, processing, packaging and storage/warehousing for an initial term of three years.  The Agreement automatically renewed at the end of the initial term for an additional two year term unless either party provided written notice to the other within the specified time frame.  Production pursuant to the Agreement began in November 2012 and provided for minimum production volumes of 40,000 pounds per month and average volumes of 100,000 pounds per month, with the ability to increase future production volume to potentially as much as 1,000,000 pounds per month.

In addition, the Company agreed to make available to ANP a $500,000 line of credit (which includes $10,000 that the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) at an interest rate of 5.5%.  The line of credit was only permitted to be used by ANP for operating costs which excludes capital expenditures of equipment in excess of $5,000.  ANP was not entitled to draw down on the line of credit more than $75,000 in any given thirty day period.  The loan was to be paid back to the Company in the form of discounts on production pricing commencing either two years after the first draw by ANP on the line of credit (other than the $10,000 the Company loaned ANP to assist it with the purchase of its Waukon, Iowa facility) or the first month after the Company has ordered 80,000 pounds of product for three consecutive months, whichever shall occur first.  All of ANP’s obligations under the line of credit, as well as the Agreement, were specifically guaranteed by its parent company, AVEKA Inc.

On March 28, 2014 the Company entered into an amendment to the custom processing agreement with ANP relating to the repayment of the line of credit advances made by the Company plus interest.  Commencing on April 1, 2014, ANP agreed to begin paying the Company $5,000 per month to be applied to the advances made and accrued interest.

On January 1, 2015 the Company and ANP entered into a new Custom Processing Agreement (the “New CPA”) replacing the Agreement from October 17, 2011.  The term of the New CPA is one year.  The New CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  The New CPA provides that the Company and ANP mutually agree to release each other from the original Agreement.  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement.  The Company further agrees to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.  As a result of the New CPA the Company recognized a settlement loss of $159,293 as of December 31, 2014.

The New CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce the Company’s products.  The Company agreed to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

On September 2, 2015 ANP notified the Company that the New CPA will not be renewed.  The Company is in negotiations with another manufacturer and has increased its capacity at the Mundelein facility.  The Company does not believe that the termination of the New CPA will have an adverse effect.

NOTE 7 – ACCRUED EXPENSES AND OTHER

At September 30, 2015 and December 31, 2014 accrued expenses consist of the following:

	9/30/2015	12/31/2014
Accrued payroll and taxes	$247,893	$151,741
Accrued settlements	102,000	102,000
Accrued interest	168,131	96,108
Accrued expenses and other	12,515	17,482
	$530,539	$367,331

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

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000.  From the proceeds of the sale, the company repaid outstanding borrowings of $200,000 due to Fordham Capital plus accrued interest of $3,112, 2014 franchise taxes of $96,542 and a security deposit of $15,800 related to the equipment lease. Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms:  (i) if the purchase date is between 12-18 months $425,000; (ii) if the purchase date is between 19-23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000.

The Company received cash proceeds of $172,911 from the Purchase Agreement after paying off the obligations described above.  These proceeds were used for general corporate purposes.

The Equipment Lease Agreement includes customary events of default, including non-payment by the Company of the monthly lease payments and the payment of penalties upon such late payments.  The Company intends to use the net proceeds from the sale of the equipment for working capital purposes.

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000.  The note matures in six months (March 26, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.

NOTE 9 – SHORT-TERM NONCONVERTIBLE NOTES PAYABLE TO RELATED PARTY

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $85,000.  The note matures in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $85,000.  The note matures in two months (December 23, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $70,000.  The note matures in two months (December 30, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 3, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $30,000.  The note matures in two months (February 3, 2015) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $12,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $25,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $150,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

The outstanding amount of nonconvertible notes payable to a related party was $457,000 and $270,000 at September 30, 2015 and December 31, 2014 respectfully.  The amount of accrued and unpaid interest was $38,549 and $7,268 as of the same dates.

NOTE 10 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On February 11, 2014, the Company entered into an agreement with Edward Smith, III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s common stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The Conversion Price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

On April 25, 2014, the Company entered into an agreement with Edward Smith, III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note.  The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under the note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward Smith, III, Directors of the Company at such time, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Morris Garfinkle and CKS Warehouse, an entity owned by Mark Hershhorn, in the principal amount of $75,000 each.  Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.  Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On July 15, 2014, the Company entered into an agreement with Edward Smith, III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable.  The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors.  On August 6, 2014 this note was rolled into the $264,000 convertible subordinated secured note indicated below.

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward Smith, III in the principal amount of $264,000.  The note matures in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year.  Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 was null and void after issuance of the note.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), this includes 1,103,880 shares of preferred stock, 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

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

The outstanding amount of short-term convertible notes payable to related parties was $624,866 at September 30, 2015.  The amount of accrued and unpaid interest was $108,096 as of the same date.  These notes were classified as long-term convertible notes payable to related parties on the December 31, 2014 balance sheet.

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

The Company’s derivative liabilities increased to $832,969 at September 30, 2015 from $20,166 at December 31, 2014.  The expense recognized during the first nine months ended September 30, 2015 was $1,355,747 as compared to the gain recognized of $71,125 for the nine months ended September 30, 2014.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Common stock warrants	$129,923	$20,166
Embedded conversion features for convertible debt or preferred shares	703,046	-

Total	$832,969	$20,166

Beginning balance	$20,166	$95,049
Change in derivative liabilities due to settlements	(542,944)	-
Change in derivative liabilities valuation	1,355,747	(74,883)

Ending balance	$832,969	$20,166

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

On January 2, 2014 the Company issued 285,716 shares of common stock to its four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith, III. The Company recognized a total expense of $160,001 related to these issuances.  These shares were valued based on the closing price on the grant date.

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the nine month periods ended September 30, 2015 and 2014, respectively, there were no warrants or options exercised for cash.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the nine months ended September 30, 2015 and 2014, respectively, the Company did not issue any shares of common stock on the cashless exercise of options.

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014)  to participate in a warrant exchange program whereby each warrant holder will be able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti-dilution rights on a one-time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti-dilution provisions resulting from the January 8, 2015 private placement.

As of September 30, 2015, the results of this exchange were warrant holders elected to receive 52,110,896 shares of Common Stock under alternative (1), 318,750 additional warrants were issued under alternative (2) and a combination of 974,826 shares of Common Stock and 73,125 warrants were issued from elections made under alternative (3). The Company recorded a loss on exchange of warrants of $12,959,654 for the nine months ended September 30, 2015

During the nine months ended September 30, 2014, the Company did not issue any common stock on the cashless exercise of warrants.

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

There were no shares issued for services during the nine months ended September 30, 2014.

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

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491 of principal and interest on notes.

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

On August 26, 2015, the Company received $250,000 from accredited investors towards the purchase of 62,500 units in a private placement offering.  Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.

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

On May 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until October 14, 2015.  The parties agreed and the Company delivered to the landlord 8,010 shares of its 12.5% Convertible Preferred Stock and agreed to issue 68,566 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share. The Company recorded additional rent expense of $48,060.

There were no shares of 12.5% Convertible Preferred Stock outstanding during the nine months ended September 30, 2014.

Dividends Accrued

As of September 30, 2015, the Company had accrued dividends of $194,302.  There were no accrued dividends as of December 31, 2014.

NOTE 15 – STOCK OPTION PLAN AND WARRANTS

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of September 30, 2015 and December 31, 2014 is as follows:

	9/30/2015		12/31/2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	11,033,675	$1.05	9,583,762	$1.16
Granted	6,299,600	$0.29	2,372,800	$0.58
Exercised	-	$-	-	$-
Expired and Cancelled	(3,295,240)	$1.17	(922,887)	$0.99
	14,038,035		11,033,675

Outstanding, end of period	14,038,035	$0.69	11,033,675	$1.05

Exercisable at end of period	7,738,435	$0.88	11,033,675	$1.05

During the nine months ended September 30, 2015, the Company granted 6,299,600 options at a weighted average exercise price of $0.29 per share valued at $1,845,892.  Stock-based compensation expense for both the three and nine months ended September 30, 2015 was $152,712 and $261,459 respectively.  As of September 30, 2015, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $388,385.  Of this amount, $158,959 will be recognized in the fourth quarter of 2015.

During the nine months ended September 30, 2014 the Company granted to employees 2,372,800 options valued at $1,375,238.  Stock-based compensation expense for the three and nine months ended September 30, 2014 was $377,731 and $992,450, respectively.  As of September 30, 2014, the unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Plan was $3,366 and was recognized in the fourth quarter of 2014.

During the nine months ended September 30, 2015 and 2014, there were no stock options exercised either for cash or on a cashless basis.

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

9/30/2015
Weighted average fair value per option granted	0.1431 - .3606
Risk-free interest rate	1.00% - 1.54%
Expected dividend yield	0.00%
Expected lives	2.688 - 3.00
Expected volatility	86.22% - 120.51%

Warrants

As of September 30, 2015, the Company has warrants outstanding to purchase 49,283,205 shares of the Company’s common stock, at prices ranging from $0.35 to $1.45 per share.  These warrants expire at various dates through November 2020.  The summary of the status of the warrants issued by the Company as of September 30, 2015 and December 31, 2014 are as follows:

Z TRIM HOLDINGS, INC.
SUMMARY OF WARRANTS

	9/30/2015		12/31/2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	16,446,351	$1.45	16,688,265	$1.44
Granted	86,275,799	$0.42	-	$-
Exercised	(53,095,204)	$0.66	-	$-
Cashless Exercises	-	$-	-	$-
Expired and Cancelled	(218,571)	$0.66	(241,914)	$0.87
	49,408,375		16,446,351

Outstanding, end of period	49,408,375	$0.50	16,446,351	$1.45

Exercisable at end of period	49,408,375	$0.50	16,446,351	$1.45

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Also, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  Finally, the Company issued a five year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share.  On May 1, 2015, the Company executed an amendment to the current lease extending the lease until October 14, 2015.  The parties agreed that the Company will deliver 8,010 shares of its 12.5% Convertible Preferred Stock. The Company also agreed to issue a five year warrant to purchase 68,566 shares of common stock at $0.64 per share.

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

In addition to the foregoing, the members of the Company’s then Board of Directors agreed to receive 1,103,880 shares of preferred stock, 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

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

The fair values for the Company’s derivative liabilities related to the Warrants (5 year warrants at $1.00, $0.35, and $0.64, with a full reset feature) issued is $832,969. The derivative instruments were valued as of September 30, 2015 with the following assumptions:

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

On February 9, 2015, Edward Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively.  The exercise price of these warrants is $0.45 per share.   The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%.  For the six months ended June 30, 2015 the Company recognized compensation expense of $3,749,259.

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

As of September 30, 2015, the results of this exchange were warrant holders elected to receive 52,110,896 shares of Common Stock under alternative (1).  The Company recorded a loss on exchange of warrants in the amount of $12,959,654.

Warrant holders elected to receive 318,750 additional warrants under alternative (2).

Finally, warrant holders elected to receive a combination of 974,826 shares of Common Stock and 73,125 warrants under alternative (3).  The Company recognized a warrant expense of $259,662.

On May 14, 2015 the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s CEO and largest shareholder, Edward Smith, III) pursuant to which E.B. Smith Jr. will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions.  In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share.  The warrants vested 450,000 shares upon the mutual execution of this agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement.

On May 14, 2015 the Company entered into a consulting agreement with Terme Bancorp pursuant to which Terme Bancorp will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions.  In consideration of services rendered by Terme Bancorp, the Company issued warrants to purchase 1,250,000 shares of common stock at $0.35 per share.  The warrants vested 750,000 shares upon the mutual execution of this agreement and then in 250,000 share increments at the three month and six month anniversaries of this agreement.

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

NOTE 17 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and distributors.  There were two significant customers who accounted for 40% and 14% of total sales for the nine months ended September 30, 2015.  Further, there was one customer that accounted for 83% of the total accounts receivable for the nine months ended September 30, 2015.  The total accounts receivable at September 30, 2015 and December 31, 3014 were $196,453 and $ 46,188 respectively.  This difference is primarily due to the timing of shipments to a significant customer.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  At September 30, 2015 and December 31, 2014, $0 and $777,713, respectively, were in excess of federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 18 – COMMITMENTS

Building Lease

The Company leases a combined manufacturing, research and development and office facility located in Mundelein, Illinois.  The facility is approximately 44,000 square feet.  On March 14, 2014, the Company extended the lease until May 2015 and the required monthly rental payments increased to $21,361, inclusive of property taxes.  Insurance and maintenance are billed when due.  If the Company wishes to remain at this facility beyond the lease expiration date, it will need to negotiate a new lease with the landlord, which cannot be assured.

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% Convertible Preferred Stock. As a result of the preferred stock issued, the Company recorded an expense of $48,060 for the three months ended June 30, 2015 with an offset to preferred stock and additional paid in capital.  Also, the Company issued a five year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share.

On May 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until October 14, 2015.  The parties agreed that the Company will deliver to the landlord 8,010 shares of its 12.5% Convertible Preferred Stock.  The Company recorded a Preferred stock payable and rent expense of $48,060 for the three months ended June 30, 2015.  Also the Company agreed to issue a five year warrant to the landlord to purchase 68,566 shares of common stock at $0.64 per share.  Finally, the Company upon execution of this amendment, agreed to make the $71,125 payment of rental arrears that was due on April 30, 2015.

The Company recognizes escalating lease expense on a straight line basis in accordance with current accounting standards.

For the nine months ended September 30, 2015 and 2014, the Company recognized rent expense of $308,756 and $202,599, respectively.  The future minimum annual rental payments and sub-lease income for the years ended December 31 under the current lease terms are as follows:

Year Ended	Rentals
2015	$52,626
2016	-
2017	-
2018	-
2019	-
$52,626

The current lease is set to expire on December 15, 2015.  The Company is currently negotiating an extension of the current lease and is confident that an agreement will be reached prior to the expiration date.

Equipment Sale and Leaseback

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000.  Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms:  (i) if the purchase date is between 12-18 months $425,000; (ii) if the purchase date is between 19-23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000.  The Company is accounting for the transaction as a capital lease.  The future minimum lease payments under the lease are as follows:

Year Ended	Lease Payments
2015	$79,000
2016	189,600
2017	110,600
2018	-
2019	-
$379,200

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

On January 8, 2015, the Company entered into agreements to sell an aggregate of 260,000 Units to eight (8) accredited investors at a price per unit of $4.00 for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company agreed to issue to each of the investors in the first round of financing an Additional Warrant for each Unit acquired.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

In addition to the foregoing, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), this includes 1,103,880 shares of preferred stock, 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491 of principal and interest on notes.

On February 9, 2015, Edward Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively.  The exercise price of these warrants is $0.45 per share.   The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%.  For the six months ended June 30, 2015 the Company recognized compensation expense of $3,749,259.

On February 24, 2015 the Company issued 576,924 shares of common stock to its then three non-executive directors (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffrey. The Company recognized a total expense of $150,000 related to these issuances.  These shares were valued based on the closing price on the grant date.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $12,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $25,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $150,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On January 2, 2014 the Company issued 285,716 shares of common stock to its then four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $160,001 related to these issuances.  These shares were valued based on the closing price on the grant date.

On February 11, 2014 the Company entered into an agreement with Edward Smith, III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note.  The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year.  Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under the note is $2.25, subject to adjustment as provided in the note.  If on the maturity date of the note, the thirty day trailing average closing price of the Company’s common stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25.  The note is secured by the assets of the Company, which security interest is expressly subordinate to the interest of Fordham Capital Partners LLC described below, pursuant to an intercreditor agreement between Mr. Smith and Fordham dated March 18, 2014.

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

NOTE 22 – SUBSEQUENT EVENTS

On October 2, 2015, the Company issued a warrant to acquire 250,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to an accredited investor.  The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

On October 20, 2015, the Company received $200,000 from an accredited investor towards the purchase of 50,000 units in a private placement offering.  Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.

On November 4, 2015, the Company received $200,000 from an accredited investor towards the purchase of 50,000 units in a private placement offering.  Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.

On November 4, 2015, Steven J. Cohen provided the Company with notice of his resignation from the Company’s Board of Directors (the “Board”), effective immediately. Mr. Cohen’s resignation from the Board was not the result of any dispute or disagreement with the Company. Mr. Cohen has served on the Board since 2006.

On November 16, 2015, Anthony Saguto resigned as Chief Financial Officer of the Company, effective immediately. To replace Mr. Saguto, Donald G. Wittmer was appointed as acting Chief Financial Officer of the Company, effective November 18, 2015.

On November 18, 2015, the Company entered into a consulting agreement (the “Consulting Agreement”) with ACT Financial Services Inc. (“ACT Financial”), pursuant to which ACT Financial will provide to the Company finance, accounting and administrative functions, including acting chief financial officer (and principal financial officer) services to be provided by Donald G. Wittmer.  The Company will pay an agreed upon weekly rate for such services and will reimburse ACT Financial for certain travel expenses. The Consulting Agreement will continue for six months and may be extended by mutual agreement of the parties.

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

In addition, see Risk Factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 14, 2014 for a further discussion of some of the factors that could affect future results.

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

Unless the context requires otherwise, in this report, the “Company,” “Z Trim,” “Z Trim Holdings,” “we,” “us” and “our” refer to Z Trim Holdings, Inc.

Overview

Z Trim Holdings, Inc. is an agri-tech company that owns existing, and develops new, products and processes that transform agricultural by-products into multi-functional ingredients used in food manufacturing and other industries.  The Company currently sells a line of products to the food industry that can help manufacturers reduce their costs, improve the quality of finished goods, and also help solve many production problems.  The Company’s innovative technology provides value-added ingredients across virtually all food industry categories.  These all-natural products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity — all without degrading the taste and texture of the final food products.  Perhaps most significantly, Z Trim’s ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

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

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Sales for the third quarter of 2015 decreased 39% as compared to sales for the third quarter of 2014 due to lower volume of a large customer. The Company believes that the lost revenues will be recaptured in the 4th quarter and that sales for the year will exceed 2014.

On January 1, 2015 the Company and ANP entered into a new Custom Processing Agreement (the “New CPA”) replacing the Agreement from October 17, 2011.  The term of the New CPA will be one year.  The New CPA automatically renews at the end of the initial term for an additional two year term unless either party provides written notice to the other within the specified time frame.  The New CPA provides that the Company and ANP mutually agree to release each other from the original Agreement.  Also agreed to was the Company absolution to ANP of any responsibility to pay the balance of line of credit in the amount of $459,608 and accrued interest of $59,398.  ANP further agreed to release the Company from any responsibility to pay $359,713 owed to ANP relating to the original Agreement.  The Company further agrees to remove from ANP’s premises any BioFiber Gum product and all remaining product and raw materials.

The New CPA further stipulates that ANP will provide custom product processing services in the future on an order-by-order basis provided ANP has the available capacity to produce the Company’s products.  The Company agrees to give ANP purchase orders for a minimum of 40,000 pounds of product per order.

On September 2, 2015 ANP notified the Company of its intent to not renew the New CPA.  The Company is currently negotiating a processing agreement with another contract manufacturer and has increased its capacity at the Mundelein facility.  The Company does not believe that the termination of the New CPA will have an adverse effect.

Funding Initiatives

On January 8, 2015, the Company,  raised an aggregate of $1,040,000 from the sale of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below. The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti-dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.  The sale was part of an offering in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000). The Company has used the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, to repay certain loans.   The Offering was set to terminate on January 31, 2015 but has been extended until December 31, 2015.

In addition to the foregoing, as part of the Offering, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward Smith, III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

On February 9, 2015, the Company closed a second round of the Offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 Units. The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock.

On May 28, 2015, the Company and Fordham Capital Partners, LLC entered into an Equipment Note in the amount of $50,000.  The note requires payment in one installment of principal of $50,000 plus interest on June 30, 2015.  The interest on the note is calculated at a fixed rate of 22% per annum.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $12,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

The Company received net proceeds of $172,911 from the Purchase Agreement.  The gross proceeds were used for general corporate purposes and to pay off the $200,000 Note and accrued interest discussed above.

The Equipment Lease Agreement includes customary events of default, including non-payment by the Company of the monthly lease payments and the payment of penalties upon such late payments.  The Company utilized the proceeds from the sale of the equipment for working capital purposes.

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

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $25,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $150,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

Board of Directors and Management Changes

Effective as of January 8, 2015, Edward Smith, III, a member of the Board of Directors was appointed as the Chief Executive Officer of the Company.  Morris Garfinkle was appointed to serve as Chairman of the Board of Directors. Steven J. Cohen assumed the role of Managing Director and remained as a director.

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

On March 10, 2015, the Board of Directors of the Company appointed Dan Jeffery to serve as a director on its Board of Directors.  Mr. Jeffery was appointed to fill the vacancy created by the resignation of Mark Hershhorn from the Company’s Board of Directors.  On March 10, 2015, the Company received Mr. Hershhorn’s written resignation as a Director of the Company.

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

On November 16, 2015, Mr. Saguto resigned as Chief Financial Officer of the Company, effective immediately. To replace Mr. Saguto, Donald G. Wittmer was appointed as acting Chief Financial Officer of the Company, effective November 18, 2015.

Results of Operations

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenues

Revenue for the three months ended September 30, 2015 was $218,732, as compared to revenue of $360,710 for the three months ended September 30, 2014, a decrease of 39%.  Our revenue for the three months ended September 30, 2015 and 2014 was entirely attributable to product sales.   The decrease in sales in the current year’s period was due to a decrease in order volumes from one customer due to reduced needs.  Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured. The Company believes that the lost revenues will be recaptured in the 4th quarter and that sales for the year will exceed 2014.

Cost of Revenues

Cost of revenues for products sold for the three months ended September 30, 2015 and 2014 was $445,936 and $349,946, respectively, an increase of $95,990 or 27%.  The increase in costs of goods sold in the current year’s period was attributable to the production of product in our own pilot facility and not the outside toll manufacturer. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Margin

Gross loss for the three months ended September 30, 2015 was $227,204, as compared to a gross margin of $10,764, for the three months ended September 30, 2014.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 were $772,957 a decrease of $627,902 or approximately 45% lower than the comparable period ended September 30, 2014 of $1,400,859.  As a result of the Company producing product in its own facility various expenses classified as research and development costs in 2014 are now included with cost of goods sold for 2015. The amount of research and development costs included with cost of goods sold for the three months ended September 30, 2015 was $0 as compared to $365,345 in research and development costs for the three months ended September 30, 2014.

The significant components of selling, general and administrative expenses for the quarters ended September 30, 2015 and 2014 respectively are as follows:

	Three Months Ended September 30,
	2015	2014
Salary and employee benefits	$271,710	$332,196
Stock based compensation expense	208,991	377,731
Professional fees	69,146	46,696
Research & development	-	60,000
Directors fees	-	-
Consultant fees	106,640	-
Other	116,469	218,893
	$772,957	$1,035,516

The decrease in salary and employee benefits from $332,196 for the three months ended September 30, 2014 to $271,710 for the three months ended September 30, 2015 is attributable to fewer employees.   Professional fees increased for the period ended September 30, 2014 from $46,696 to $69,146 for September 30, 2015 due to an increase in accounting and legal fees.  Consultant fees increased from $0 for the three months ended September 30, 2014 to $106,640 for the three months ended September 30, 2015 due to the vesting of warrants granted to several consultants employed by the Board of Directors.  Other expenses decreased by $108,076 due to the payment of state franchise taxes.

Operating Loss

The operating loss for the three months ended September 30, 2015 decreased to $1,000,161 compared to $1,390,095 for the three months ended September 30, 2014 due to the reasons described above.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2015 were $565,031 as compared to $22,865 for the three months ended on September 30, 2014.  The increase in other expenses of $542,166 was primarily due to the loss recognized from the sale and leaseback transaction of $574,331 offset by the change in the fair value of our derivatives of $66,561.  Interest expense on debt of $35,743 incurred during the three months ended September 30, 2015 compares to $64,362 for the same three month period ended in 2014.  The interest is related to the short-term borrowings and convertible note payable discussed above.

Net Loss

As a result of the above, for the three months ended September 30, 2015, we reported a net loss of $1,565,192 as compared to a net loss of $1,412,960 for the three months ended September 30, 2014.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended September 30, 2015 was $0.03 as compared to the basic and diluted net loss per share of $0.04 for the three months ended September 30, 2014.  Net loss per share was negatively impacted by the increase in the Operating Loss and Other Expenses as discussed above.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenues

Revenue for the nine months ended September 30, 2015 was $834,563, as compared to revenue of $889,334 for the nine months ended September 30, 2014, an decrease of 6%.  Our revenue for the nine months ended September 30, 2015 and 2014 was entirely attributable to product sales.   The decrease in sales in the current year’s period was due to a decline in volume for a significant customer.  The Company anticipates that 4th quarter sales will overcome the shortfall and that sales for the year will exceed 2014.   Our ability to generate increased revenue in future reporting periods will be partially dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the nine months ended September 30, 2015 and 2014 was $1,420,476 and $879,898, respectively, an increase of $540,578 or 61%.  The increase in costs of goods sold in the current year’s period was attributable to the production of product in our own pilot facility and not the outside toll manufacturer and the classification of production costs as research and development costs in 2014. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins.  However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Margin

Gross loss for the nine months ended September 30, 2015 was $585,913, or approximately 70% of revenues, as compared to a gross margin of $9,436, or approximately 0.1% of revenues for the nine months ended September 30, 2014.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2015 were $6,881,428 an increase of $2,462,489 or approximately 56% over the comparable period ended September 30, 2014 of $4,419,139.  As a result of the Company producing product in its own facility various expenses classified as research and development costs in 2014 are now included with cost of goods sold for 2015. The amount of research and development costs included with cost of goods sold for the nine months ended September 30, 2015 was $914,323 as compared to the $1,161,712 in research and development costs for the nine months ended September 30, 2014.

The significant components of selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 respectively are as follows:

	Nine Months Ended September 30,
	2015	2014
Salary and employee benefits	$863,175	$1,042,132
Stock based compensation expense	4,326,659	992,450
Professional fees	206,812	143,232
Directors fees	150,000	236,000
Consultant fees	657,963	17,251
Research & development	-	60,000
Other	676,819	766,362
	$6,881,428	$3,257,427

The decrease in salary and employee benefits from $1,042,132 for the nine months ended September 30, 2014 to $863,175 for the nine months ended September 30, 2015 is attributable to fewer employees.  Stock based compensation increased by $3,334,209 in 2015 as compared to 2014 as a result of warrants awarded as compensation to Morris Garfinkle, Chairman of the Board and Edward Smith III, CEO of the Company. Professional fees increased for the period ended September 30, 2014 from $143,232 to $206,812 for September 30, 2015 due to an increase in legal fees.  Consultant fees increased by $640,712 as a result of warrants issued as compensation to several consultants contracted with by the Company.

Operating Loss

The operating loss for the nine months ended September 30, 2015 increased to $7,467,341 compared to $4,409,703 for the nine months ended September 30, 2014 due to the reasons described above.

Other Income (Expenses)

Other expenses for the nine months ended on September 30, 2015 were $15,409,236 as compared to other expenses of $15,405 for the nine months ended on September 30, 2014.  The increase in other expenses of $15,393,831 was primarily due to the to the loss recognized from the issuance of Common Stock from the warrant exchange program of $12,959,654, the increase in the fair value of our derivatives, which resulted in additional expense of $1,355,747 as compared to the prior year, a loss of 574,331 on the sale and leaseback transaction, and the recognition of a loss of $351,314 relating to the conversion of convertible notes payable into units of preferred stock and warrants during the first quarter of 2015. The increase in the fair value of the derivative liability resulted from the issuance of preferred stock and warrants with conversion features subject to full ratchet price ant-dilution protection.   Interest expense on debt of $128,006 incurred during the nine months ended September 30, 2015 compares to $112,660 for the same nine month period ended in 2014.  The interest is related to the short-term borrowings and convertible note payable discussed above. In December 2011, the Company was sued in Circuit Court of the 17th Judicial District, Winnebago County, Illinois, by LIBCO Industries, Inc., alleging the Company breached a construction contract and tortiously interfered with a business relationship.  During the fourth quarter of 2013, the parties settled all outstanding matters and the case has been dismissed.  On January 21, 2014 as part of the settlement, the Company received $10,000 in cash and both parties provided releases of all respective claims.

Net Loss

As a result of the above, for the nine months ended September 30, 2015, we reported a net loss of $22,876,577 as compared to a net loss of $4,425,108 for the nine months ended September 30, 2014.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the nine months ended September 30, 2015 was $0.48 as compared to the basic and diluted net loss per share of $0.11 for the nine months ended September 30, 2014.  Net loss per share was negatively impacted by the increase in the Operating Loss and Other Expenses as discussed above.

Liquidity and Capital Resources

As of September 30, 2015, the Company had a cash balance of $284,567, a decrease of $743,146 from a balance of $1,027,713 at December 31, 2014.  At September 30, 2015, we had working capital deficit of $3,086,693, as compared to working capital deficit of $539,935 as of December 31, 2014.  The decrease in working capital primarily resulted from the decreases in cash, inventory, and short-term borrowings offset by the increase in the derivative liability as discussed above.

The following discussion focuses in information in more detail on the main elements of the $743,146 net decrease in cash during the nine months ended September 30, 2015 included in the accompanying Statements of Cash Flows.  The table below sets forth a summary of significant sources and uses of cash for the nine months ended September 30, 2015 and 2014:

	2015	2014
Cash used in operating activities	$(1,794,846)	$(2,077,727)
Cash provided by investing activities	172,911	-
Cash provided by financing activities	878,789	1,704,249

Increase (decrease) in cash	$(743,146)	$(373,478)

Between December 29 and 31, 2014, we received cash deposits from several accredited investors in the amount of $1,010,000 towards the purchase of equity securities being offered by the Company.  On January 8, 2015, the Company  entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”),  to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share (“common stock”), at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights. The sales were part of an offering (“the Offering”) in which the Company offered for sale a maximum of 5,000,000 Units (gross proceeds of $20,000,000).  The Company has used the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, to repay certain loans.   The Offering was set to terminate on January 31, 2015 but has been extended until December 31, 2015.

On February 9, 2015, we closed a second round of the Offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 Units. The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock.

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

On June 25, 2015, the Company and Fordham Capital Partners, LLC entered into an Amended and Restated Equipment Note (the “Second Amended Note”) in the amount of $150,000.  The Second Amended Note requires (a) one monthly interest only payment on June 30, 2015 followed by (b) one installment payment of principal of $150,000 plus interest, with such payment due on the maturity date of July 31, 2015.  The interest on the Second Amended Note is calculated at a fixed rate of 22% per annum.  All outstanding notes due to Fordham Capital and their related interest were paid in full as a result of the sale and leaseback transaction on July 17, 2015.

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

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith III in the principal amount of $25,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.  The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith III in the principal amount of $150,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

Certain of the Company’s preferred stock and warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements.  Our derivative liabilities increased to $832,969 at September 30, 2015 from $20,166 at December 31, 2014.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $743,146 net decrease in cash during the nine months ended September 30, 2015 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the nine months ended September 30, 2015 and 2014:

Cash used in operating activities was $1,794,846 during the nine month period ended September 30, 2015, compared to $2,077,727 in the nine month period ended September 30, 2014.  Net losses of $22,876,577 and $4,425,108 for the nine months ended September 30, 2015 and 2014, respectively, were the primary reasons for our negative operating cash flow in both periods.  The table below outlines the comparative non-cash charges included in Net losses for the nine months ended September 30, 2015 and 2014 respectively:

Description	2015	2014

Loss on exchange of warrants	12,959,654	-
Stock based compensation - stock options and warrants vested	4,534,849	992,450
Change in derivative liability, net of bifurcation	1,355,747	(71,125)
Loss os sale and leaseback transaction	574,331	-
Loss on debt conversion	351,314	-
Warrants issued expense	259,662	-
Preferred stock issued for services	258,731	-
Depreciation	154,250	495,468
Common stock issued for director fees	150,000	160,001
Common stock & warrants issued for services	104,000	-
Loss on settlement with vendor	13,990	-
Preferred stock to be issued for services	-

	20,716,528	1,576,794

Cash provided by financing activities was $878,789 in the nine months ended September 30, 2015, compared to $1,704,249 during the nine months ended September 30, 2014.  Over the last several years, the Company’s operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of options and warrants into equity. During the first nine months of 2015, the Company raised $880,000 from the sale of units consisting of preferred stock and warrants and $587,000 from short term borrowings that were offset by $588,211 of principal payments made to Fordham Capital.  During the nine months ended September 30, 2014, the Company raised $785,000 in short term borrowings and $990,000 from convertible notes payable from related parties.

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

On August 26, 2015, the Company received $250,000 from accredited investors towards the purchase of 62,500 units in a private placement offering.  Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.

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

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward Smith III, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s Common Stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of Common Stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.  Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $12,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000.  Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms:  (i) if the purchase date is between 12-18 months $425,000; (ii) if the purchase date is between 19-23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $25,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward Smith, III in the principal amount of $150,000.  The note matures on December 31, 2015 and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000.  The note matures in six months (March 29, 2016) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.

Capital Expenditures .  At September 30, 2015, we have no material commitments for capital expenditures.  On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000.  The Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms:  (i) if the purchase date is between 12-18 months $425,000; (ii) if the purchase date is between 19-23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000.

Lease commitments .  We lease a combined manufacturing, research and development and office facility located in Mundelein, Illinois.  The lease expires in November 2015 and the monthly rental payments are $17,542, inclusive of property taxes.  The Company believes it will be successful in negotiating an lease extension.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 26, 2015, the Company received $250,000 from accredited investors towards the purchase of 62,500 units in a private placement offering.  Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investor.

None of the issuances of the securities described above were registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2)) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

On March 10, 2015, the Board of Directors of the Company  amended the Company’s bylaws (the “Bylaws”) to: (i) to amend the provision related to the number of directors that shall serve on the Board to provide that the Board shall consist of at least three (3) members; and (ii) to amend the provision related to the filling of any vacancy occurring on the Board such that any vacancy shall be filled by a majority of the board of directors then in office. The foregoing is a summary description of the amendment to the Bylaws is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed as Exhibit 3.1 to this Form 10-Q and is incorporated by reference herein.

On November 16, 2015, Mr. Saguto resigned as Chief Financial Officer of the Company, effective immediately. To replace Mr. Saguto, Donald G. Wittmer was appointed as acting Chief Financial Officer of the Company, effective November 18, 2015.

On November 18, 2015, the Company entered into a consulting agreement (the “Consulting Agreement”) with ACT Financial Services Inc. (“ACT Financial”), pursuant to which ACT Financial will provide to the Company finance, accounting and administrative functions, including acting chief financial officer (and principal financial officer) services to be provided by Donald G. Wittmer.  The Company will pay an agreed upon weekly rate for such services and will reimburse ACT Financial for certain travel expenses. The Consulting Agreement will continue for six months and may be extended by mutual agreement of the parties.

Mr. Wittmer, age 80, was appointed Acting Chief Financial Officer of the Company on November 18, 2015.  Mr. Wittmer spent 19 years in the finance department of the Quaker Oats Company including serving as Vice President and Controller from 1977 to 1987.  Subsequent to Quaker Oats, Mr. Wittmer owned several businesses and acted as a consultant.  From 2009 to 2014, he served as an Accounting Partner of Monarch Financial Group.  From 2014 to 2015, Mr. Wittmer acted as a consultant to a privately-held transportation company. He has a BS in accounting from Fairleigh Dickerson University and an MBA in Financial Management from Loyola University.  He is a Certified Public Accountant.

Other than as described above there are no related party transactions between the Company and Mr. Wittmer and Mr. Wittmer is neither related to, nor does he have any relationship with, any existing member of the board of directors of the Company or any executive officer of the Company.

Item 6.	Exhibits

EXHIBIT INDEX
Z TRIM HOLDINGS, INC.
Form 10-Q for Quarter Ended September 30, 2015

Exhibit Number	Description

3.1	Amendment to Bylaws of Z Trim Holdings, Inc. effective as of March 10, 2015*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Link base Document*

1.01 LAB	XBRL Extension Labels Link base Document*

101.PRE	XBRL Taxonomy Extension Presentation Link base Document*

101.DEF	XBRL Taxonomy Extension Definition Link base Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z TRIM HOLDINGS, INC.
(Registrant)

Date: November 19, 2015	/s/ Edward Smith, III
Edward Smith, III
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2015	/s/ Donald G. Wittmer
Donald G. Wittmer
Acting Chief Financial Officer (Principal Financial Officer)