Form 10-K
period 2015-12-31
Agritech Worldwide, Inc.
filed 2016-04-14
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number:   001-32134

Agritech Worldwide, Inc.

(Exact name of registrant as specified in its charter)

Nevada	36-4197173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Campus Drive, Mundelein, Illinois	60060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code:	(847) 549-6002

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00005 par value	Not Applicable

(Title of class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No ☒

The aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price of $0.25 as of the last business day of the registrant’s most recently completed second quarter was:  $5,109,379.
The number of shares of our common stock outstanding as of April 14, 2016 was 93,797,504.

Documents Incorporated by Reference:  None.

Page
PART I

PART II

PART III

PART IV

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions.

Forward-looking statements include, but are not limited to, statements about:

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

These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. You should refer to Item 1A. “Risk Factors.” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Agritech” refer to Agritech Worldwide, Inc.  We currently have no operating subsidiaries.

PART I

ITEM 1.	BUSINESS.

Overview

Agritech Worldwide, Inc. (formerly Z Trim Holdings, Inc.) is an agritech company that owns existing, and seeks to develop new, products and processes that convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. Our primary focus and the source of substantially all of our revenue is from the sale of our all-natural products, Z Trim®, to the food industry. We currently sell a line of all-natural products to the food industry designed to help manufacturers reduce their costs, improve the quality of finished goods, and solve many production problems.  Our innovative technology can provide value-added all-natural ingredients across virtually all food industry categories.  These products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, our  ingredients can help extend the life of finished products, potentially increasing our customers’ gross margins.

We have developed products that manage moisture to help reduce production costs and improve nutritional value in finished foods, while maintaining the essential taste and mouth-feel associated with full-fat products.  The potential global market for our line of products spans the entire food and nutritional beverage industry, including fat-free, low-fat, reduced-fat and full-fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

In July 2012, we opened an industrial products division focusing on the manufacture, marketing and sales of products designed specifically for industrial applications, including oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  When used in industrial operations, we believe that our  products can reduce costs, enhance supply-chain reliability, limit environmental impact, and improve finished product quality compared to current products such as guar gum, xanthan gum, CMC, lignosulfonates and starches used as binders, adhesives, viscofiers or emulsifiers. In January 2013, we entered into a joint development agreement with Newpark Drilling Fluids LLC, a subsidiary of Newpark Resources, Inc., to develop new, environmentally-friendly drilling fluids that incorporate our  proprietary industrial materials that could replace products such as guar and xanthan gums in drilling applications.

Products

Our core product portfolio of multifunctional food ingredients includes Corn Z Trim® (both GMO and non-GMO) and Oat Z Trim®. The superior water-holding capacity and amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, oil deflection, texture and appearance quality, fat and calorie reduction. Perhaps most significantly, these attributes allow manufacturers using our products to reduce costs of finished products by replacing more expensive ingredients with our fiber and water.  Z Trim® is now being used by food manufacturers world-wide, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and are increasingly discovering how Z Trim® multifunctional ingredients can help to satisfy their consumers with finished products that we believe have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

Major market drivers such as greater nutrition awareness, increasing obesity trends, the economy, rising costs and hectic lifestyles have triggered an evolution of the food industry and consumer expectations.  Our goal is to further enable food manufacturers to address the challenges and opportunities of this evolution by helping them to lower their costs, differentiate their products, achieve their growth objectives, and satisfy their customers.  Through ongoing product applications research, we develop solutions designed to help food manufacturers solve formulation and product challenges and capture market opportunities with high quality, innovative products that fulfill consumer demands.

We currently manufacture and market Z Trim® products as cost-competitive ingredients that help improve the food industry’s ability to deliver on its promises of quality, taste, and healthfulness. Our primary goal is to establish our products as important ingredients in the evolution of the food industry and consumer expectations.

We began manufacturing non-GMO corn products in early 2013 with the intent to meet the potentially expanding domestic and international demand.  On February 6, 2013, we announced that we had recorded our first sales of such products.

In 2012, we opened an industrial division seeking to serve a variety of industries, including, but not limited to, oil drilling, hydraulic fracturing, petroleum coking, pharmaceuticals, nutraceuticals, paper and corrugated box adhesives, and others.  We are developing products from our patented technologies to make value-added ingredients from low-cost agricultural sources to serve these industries.

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

Competition

Z Trim® ingredients compete with a wide variety of hydrocolloids and other fiber ingredients.  Within the food industry, depending on the food application, required functional properties and product development objectives, competitive ingredients might include gums (e.g., guar, xanthan, locust bean, and Arabic), seaweed extracts (e.g., alginates, carrageenan), starches (native, modified and resistant), and fibers (e.g., oat bran, corn bran, pea fiber, potato fiber).  Most of these competitive ingredients are well-established in the food industry, and many of the companies that supply them have substantially greater resources than we do.  However, we believe that the unique properties of our multifunctional fiber ingredients pose not only significant market opportunities for us, but also provide differentiation and growth opportunities for food companies.  We believe that no other single hydrocolloid or fiber has the combined water holding and binding capacity that is effective across as wide a pH and temperature range as Z Trim®, nor imparts as many superior attributes to the finished consumer food product.  Furthermore, we believe Z Trim® ingredients can have synergistic effects with other hydrocolloids and fibers, allowing food manufacturers to achieve even greater processing improvements, cost efficiencies, and finished product performance.  Many of the same ingredients used in foods are also used for industrial applications, where they compete with a similar complement of ingredients.  We believe that our products’ unique functionalities, combined with the fact that they are produced domestically from abundant raw material sources (agricultural by-products), provide us with strengths that our competitors’ products do not possess.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Raw materials used in Z Trim® products are sourced principally in the United States.  Approximately 70% of our raw materials consist of corn bran and oat hulls, which are generally available from a variety of suppliers.  Our major suppliers include Agricor, Inc. and Brenntag, Inc.  We seek to mitigate the risk of a shortage of raw materials through identification of alternative suppliers for the same or similar raw materials, where available. We have purchasing staff with extensive knowledge of our products that work with marketing, product research and development and quality control personnel to source raw materials for products and other items.

Dependence on a Few Major Customers

Our customers are predominantly food manufacturers.  There were three significant customers who accounted for 45%, 10% and 6%, respectively, of total sales for the year ended December 31, 2015. There were three significant customers who accounted for 28%, 26% and 6%, respectively, of total sales for the year ended December 31, 2014. The loss of any of these three customers we believe would have a material adverse effect on our revenue.

Intellectual Property

We protect our intangible assets that include patents pending and issued, as well as trade secrets and know how. Through the process of development and commercialization of our technology, we have identified and sought patent protection for improvements to the manufacturing process, product applications and we are currently developing several spin-off technologies.  On December 1, 2009, we were issued U.S. Patent No. 7,625,591 B2; which expires in 2026 subject to the payment of maintenance fees.  On July 27, 2010, we were issued U.S. Patent No. 7,763,301; which will expire in 2027 subject to payment of maintenance fees.  These patents expand the raw material sources for the creation of Z Trim products as well as incorporate blends of ingredients combined with Z Trim.

In March 2013 we, jointly with the USDA, filed a utility patent for our BioFiber Gum line of products, seeking patent protection for the composition of matter, process for making, as well as applications for, our proprietary soluble fibers (application number: PCT/US2014/0017376). In January 2015 the USDA commended global filings outside of the United States.

We have four additional utility patents on file that cover composition, process and various applications of Z Trim and BioFiber Gum, each filed jointly with the USDA

We continue to work with the USDA to expand its intellectual property portfolio; however, there can be no assurance that we will procure any additional intellectual property.

Government Regulation

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment. Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies.  However, as ingredients are made from natural raw material sources (corn and oat), they are considered Generally Recognized As Safe or “GRAS” and therefore not subject to many of the regulations applicable to foods.  Should the products lose their GRAS designation, we will be required to sell the products as food additives by obtaining a license to sell from each individual state in which sales would occur.  There is no assurance that we  would  be  able to successfully  obtain or  maintain  licenses  in all  states  in which  sales are expected to be made or that the cost of obtaining and maintaining these licenses would not limit its ability to sell its products.

In October 2012, the FDA approved the labeling of our products in meat applications. Specifically, the FDA has approved the use of our ingredients in ground, emulsified, and processed meats and poultry.  We believe this has created and will continue to create the potential for increased sales, although there can be no assurances.

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

Employees

Presently, we have 14 full-time employees.

Our History

We were originally incorporated in the State of Illinois on May 5, 1994 under the original name Circle Group Entertainment Ltd.  On June 21, 2006, we filed a certificate of amendment to our certificate of incorporation and changed our name to Z Trim Holdings Inc. On March 23, 2016, we changed our state of incorporation by engaging in a merger (the “Reincorporation”) with and into our newly formed wholly owned subsidiary, Agritech Worldwide, Inc., a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by Z Trim and Agritech on March 18, 2016 (the “Merger Agreement”).  The Reincorporation was consummated on March 23, 2016 and was effectuated by the filing of (i) articles of merger with the Secretary of State of the State of Nevada, and (ii) articles of merger with the Secretary of State of the State of Illinois. The Reincorporation effected a change in our legal domicile form Illinois to Nevada.  Upon the effectiveness of the Reincorporation our affairs of ceased to be governed by (i) Illinois corporation laws, (ii) our Articles of Incorporation, and (iii) our Bylaws, and our affairs became subject to (a) Nevada corporation laws, (b) Agritech’s Articles of Incorporation of and (c) Agritech’s Bylaws.  The resulting Nevada corporation is (i) be deemed to be the same entity as the Illinois corporation for all purposes under the laws of Nevada, (ii) continue to have all of the rights, privileges and powers of the Illinois corporation, (iii) continue to possess all properties of the Illinois corporation, and (iv) continues to have all of the debts, liabilities and obligations of the Illinois corporation.

Properties

Our principal offices are located at 1011 Campus Drive, Mundelein, Illinois 60060.

Available Information

Additional information about us is contained at our website, www.ztrim.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website.

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

Investing in our common stock and securities involves a high degree of risk. In addition to the risks related to our business set forth in this Annual Report on Form 10-K and the other information included and incorporated by reference in this Annual Report on Form 10-K, you should carefully consider the risks described below before purchasing our common stock or other securities. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Relating to Our Business

We have a history of operating losses and cannot guarantee profitable operations in the future. Failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We incurred a net loss of $23,976,431 for the twelve months ended December 31, 2015, and had an accumulated deficit of $156,429,630.  We incurred a net loss of $5,579,708 for the twelve months ended December 31, 2014.

If we continue to incur significant losses, we may not be able to continue operations.  Even if we can continue operations, our cash reserves may be depleted earlier than currently anticipated, and we may be required to limit its future growth objectives to levels corresponding with its then available cash reserves.

Due to our history of losses, our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

Although we have generated revenue, we are still operating at a significant net loss, and may continue to incur significant losses for a period of time.  We will be required to obtain additional financing in order to repay existing contractual obligations coming due in 2016, and to continue to cover operating losses and working capital needs.  We cannot assure you that our revenue generated from operations or any future funds we raise will be sufficient to support our continued operations.

The audit report of M&K CPAS, PLLC for the fiscal year ended December 31, 2015 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

If we do not obtain additional financing, we will be required to discontinue operations.

As of December 31, 2015, we had cash in the amount of $309,851 and total liabilities in the amount of $4,918,652. We also had a working capital deficit of $3,801,651 as of December 31, 2015. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond.  Our current cash on hand is insufficient for us to be able to maintain its operations at the current level through June 30, 2016.  In order to continue to pursue our business plan, we will require additional funding. If we are not able to secure additional funding, the implementation of our business plan will be delayed and its ability to maintain or expand operations will be impaired. We intend to secure additional funding through debt or equity financing arrangements, increased sales generated by operations and reduced expenses.

Our ability to repay our loans is predicated on future sales growth and generating positive cash flow from the business or securing other financing.

As of December 31, 2015, we had total liabilities of $4,918,652, which includes $1,831,866 of short term notes.   The amount of revenues generated by the business has been insufficient to support ongoing daily operations.  Previously, we had to rely on new equity or debt financing in order to satisfy other financing incurred by us.  Our current cash balance as of April 11, 2016 of $610,209 will not be sufficient to repay the loans and support our continuing operations as planned. There are no assurances that we will secure additional debt or equity financing in order to pay off the loans and support our continuing operations as planned.

Our success is dependent on market acceptance of our products. We make no projections regarding the viability of our functional food ingredients and we cannot assure you that we will achieve any particular results.

We have not conducted, nor have others made available to us, results of market research indicating how much market demand exists for Z Trim, our functional food ingredient. We are relying on the current concerns over obesity, weight-health issues, and the rising cost of both foods and health care to drive demand for line of products offered to the food and nutritional beverage industry. We have only recently begun exploring the use of our products for non-food usage (such as industrial products) and are also unable to determine whether there will be a viable non-food market going forward. We cannot assure you that we will be able to gain the market acceptance necessary to achieve profitability or that a significant market will exist for our products.

We make no projection with respect to our future income, assets or business. No expert has reviewed our business plan for accuracy or reasonableness. It is likely that our actual business and results of operations will differ from those presented herein.

We derive a significant portion of our current revenues and order bookings from a small number of customers.

Our revenues and order bookings are concentrated with a small number of customers. There were three significant customers who accounted for 45%, 10% and 6%, respectively, of total sales for the year ended December 31, 2015. There were three significant customers who accounted for 28%, 26% and 6%, respectively, of total sales for the year ended December 31, 2014. The loss of one or more of our customers or material changes to the contracts with or payment terms of these customers may result in a significant business interruption through reduced revenues, reduced cash flows, delays in revenues or cash flows and such delays or reductions could have a material adverse impact on our future revenue growth and results of operations, as well as our ability to continue operations.

Our manufacturing facility is currently operating at a loss and at this time we do not have any commitments for manufacturing at another location.

Our manufacturing facility was intended to be a pilot plant.  In order to fully implement our business plans we will need to successfully ramp up production at a second facility, move the operations to larger facilities, develop strategic partnerships or find other means to produce greater volumes of finished product, and we cannot assure that we will be able to do so or to achieve positive gross margins and profitable operations.

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

Since we are totally dependent on our current manufacturing facility; any operational disruption would result in a reduction of our sales volumes and could cause us to incur additional substantial losses.

Our revenues primarily are derived from the sale of functional ingredients made from dietary fiber that we manufacture at our pilot plant. Our operations may be subject to significant interruption if our facility experiences a major accident or is damaged by severe weather or other natural disasters.  In addition, our operation may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above; in addition, we may not be able to renew this insurance on commercially reasonable terms or at all.

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

If our products do not satisfy governmental regulations, we may be unable to obtain regulatory approval or may be required to obtain multiple licenses to sell our products.

We have self-certified that all components of its products are generally recognized as safe (“GRAS”) according to the U.S. Food and Drug Administration regulations.  A GRAS designation exempts the products from the regulations of the U.S. Department of Agriculture, permitting the sale of the products anywhere in the United States without obtaining a license. Should the products lose their GRAS designation, we will be required to sell the products as food additives by obtaining a license to sell from each individual state in which sales would occur.  There is no assurance that we will be able to successfully obtain or maintain licenses in all states in which  sales are expected to be made or that the cost of obtaining and maintaining these licenses would not limit its ability to sell its products.

We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected expense of time and resources.

We have been a defendant from time to time in lawsuits and regulatory actions relating to our business, including litigation brought by former employees. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees.

We have identified material weaknesses in our internal control over financial reporting, which could impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports.  We have identified material weaknesses in these controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our annual evaluation of the effectiveness of our internal control over financial reporting conducted by management as required by the Sarbanes-Oxley Act of 2002, at December 31, 2015, we identified material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2015, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures,” herein.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we are required to perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Risks Relating to our Common Stock

Our stock trades at low prices per share and trades on the OTC Markets Group's OTCQB electronic quotation system, which provides limited liquidity and significant volatility.

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

The price of our common stock has fluctuated widely in the past, and may continue to do so.  In 2015 our stock had high and low bid prices of $0.51 and $0.04, respectively.  In 2014 our stock had high and low bid prices of $1.10 and $0.15, respectively.  This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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
- developments and resolution of current litigation that we are a party to; and
- announcements of new products or technologies by us or our competitors.

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

As of April 14, 2016, we had outstanding stock options to purchase 11,103,275 shares of common stock and outstanding warrants to purchase 50,957,780 shares of our common stock, at prices ranging from $0.35 to $0.64 per share.  Additionally, we have reserved up to a total of 40,000,000 shares (inclusive of the outstanding stock options) to be issued pursuant to equity awards under our Incentive Compensation Plan. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Pursuant to our recently adopted Articles of Incorporation, we have the authority to issue up to 500,000,000 shares of common stock and 25,000,000 shares of preferred stock. The common stock and preferred stock, as well as the awards available for issuance under the Incentive Compensation Plan, can be issued by our board of directors without stockholder approval. We will not be required to seek, and will generally not seek, stockholder approval in connection with our equity offerings.  Any future issuances of such stock would further dilute the percentage ownership of us held by public stockholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights and voting rights and could adversely affect the voting power and the rights of our holders of common stock. In addition, the issuance of the preferred stock may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock.

Our principal stockholder has the ability to exert significant influence in determining the outcome of all corporate transactions or other matters which require the approval of our stockholders and may have different interests than you.

Aristar Capital Management, LLC (“Aristar Capital”), Aristar Ventures I, LLC (“Aristar I”), Aristar Ventures I-B, LLC (“Aristar I-B”), and Aristar Ventures I-C, LLC (“Aristar I-C”), (collectively “Aristar Ventures”), entities indirectly controlled by Edward B. Smith III, our Chief Executive Officer, beneficially own approximately 73.2% of our common stock. Edward B. Smith III, is the beneficial owner of 80.5% of our outstanding shares of common stock. As a result, Aristar has a significant influence in determining the outcome of all corporate transactions or other matters which require approve of our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets, the power to elect directors to the board of directors, and also the power to prevent or cause a change in control.  Aristar may prevent or frustrate attempts to effect a transaction or series of transactions that is or are in our best interests or our minority stockholders. The interests of Aristar may differ from the interests of the other stockholders.  In addition, this concentration of ownership may delay or prevent a change in our control, even when a change in control may be in our best interest or the other stockholders, and might affect the market price of our common stock. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

Certain of our officers and directors have sufficient voting power to make corporate governance decisions that could have a significant effect on us and the other stockholders.

As of April 14, 2016, our officers and directors together beneficially own approximately 82.7% of our outstanding common stock on a fully diluted basis. Mr. Smith alone through his direct and indirect holdings beneficially owns approximately 80.5% of our outstanding common stock on a fully diluted basis. As a result, Mr. Smith, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $17,542 per month, including property taxes.  The current lease term is on a month to month basis.  Currently, we are negotiating a lease renewal with the landlord.

We do not own any real property. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

ITEM 3.	Legal Proceedings.

In July 2007, we were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and they are seeking damages in excess of $200,000.  The trial court has issued a default order against us, and has denied our motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit. We intend to vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, we have conservatively allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this proceeding. The status at December 31, 2015 and December 31, 2014 has remained the same.

Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of this action will not have a material adverse effect on our financial statements.  However, an adverse outcome could have a material adverse effect on our financial results in the period in which it is recorded.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 6, 2010 our common stock has been quoted on the “OTCQB” electronic quotation system.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB.  Where such information is not available, the high and low closing bid quotations as reported by the OTCQB have been provided.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The closing price of our common stock on April 11, 2016 was $0.04.

YEAR ENDED DECEMBER 31, 2015	HI	LOW

First Quarter	$0.51	$0.23
Second Quarter	$0.35	$0.17
Third Quarter	$0.37	$0.12
Fourth Quarter	$0.20	$0.04

YEAR ENDED DECEMBER 31, 2014

First Quarter	$1.10	$0.47
Second Quarter	$0.90	$0.46
Third Quarter	$0.84	$0.31
Fourth Quarter	$0.65	$0.15

Holders

As of March 31, 2016, there were approximately 3,459 record holders of the common stock.  This number does not include shareholders whose shares are held with brokers.

Dividends

To date, we have not declared or paid cash dividends on our shares of common stock.  We do not anticipate paying cash dividends to the holders of common stock at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding grants under our equity compensation plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders (1)	11,103,275	$0.57	6,896,725

(1)  All options or shares relate to our Incentive Compensation Plan, which was approved by stockholders in 2012.

Issuer Purchases of Equity Securities

We have never repurchased any shares of our common stock.

Recent Issuances of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2015 in transactions that were not registered under the Securities Act, other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission.

Effective January 1, 2015, we issued 20,025 shares of our 12.5% Convertible Preferred Stock to our landlord and a five year warrant to the landlord to purchase 171,414 shares of common stock at $0.64 per share.

On May 12, 2015, we issued 12,500 shares of 12.5% Convertible Preferred Stock and 107,000 warrants to acquire our Common Stock at an exercise price of $0.64 per share in satisfaction of outstanding accounts payable in the amount of $60,885 due to a vendor.

On October 20, 2015, we issued 50,000 units in a private placement offering in consideration of our receipt of $200,000. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of our common stock at an exercise price of $0.64 per share all pursuant to a separate Securities Purchase Agreement entered into with the investor.

On November 4, 2015, we issued 50,000 units in a private placement offering in consideration of our receipt of $200,000. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of our common stock at an exercise price of $0.64 per share all pursuant to a separate Securities Purchase Agreement entered into with the investor.

None of the issuances of the securities described above were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

ITEM 6.	Selected Financial Data.

 Not Applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 1A, “Risk Factors,” in Part I of this report and in “Cautionary Note Regarding Forward-Looking Statements” of this report.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” in Part II of this report.

Overview

We are an agritech company that owns existing, and seeks to develop new, products and processes that convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. We currently sell a line of all-natural products to the food industry designed to help manufacturers reduce their costs, improve the quality of finished goods, and solve many production problems.  Our primary focus and the source of substantially all of our revenue is from the sale of our all-natural products, Z Trim®, to the food industry. Our innovative technology can provide value-added all-natural ingredients across virtually all food industry categories.  These products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, our ingredients can help extend the life of finished products, potentially increasing its customers’ gross margins.

We have developed products that manage moisture to help reduce production costs and improve nutritional value in finished foods, while maintaining the essential taste and mouth-feel associated with full-fat products.  The potential global market for our line of products spans the entire food and nutritional beverage industry, including fat-free, low-fat, reduced-fat and full-fat, across meats, baked goods, dairy and non-dairy products, snacks, beverages, dressings, sauces and dips.

Going Concern

We incurred a net loss of $23,976,431 for the twelve months ended December 31, 2015, and had an accumulated deficit of $156,429,630.  As of December 31, 2015, we had cash in the amount of $309,851 and total liabilities in the amount of $4,918,652. We also had a working capital deficit of $3,801,651 as of December 31, 2015. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond.   As of the date of our most recent audit, for the fiscal year ended December 31, 2015, we had not generated sufficient revenues to meet our cash flow needs.  Our current cash on hand is insufficient for us to be able to maintain its operations at the current level through June 30, 2016.As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of your investment.

2015 Financings

Private Placement

Funding Initiatives

On January 8, 2015, we entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), representing the right to acquire 8.56 shares of our common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”). On February 9, 2015, we closed a second round of our private placement offering with four (4) accredited investors in which we raised gross proceeds of $500,000 and sold 125,000 Units.  In addition, we issued to each of the investors in the first and second round of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of our common stock at an exercise price of $0.64 per share.  The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of our common stock. The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of our common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of our common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.  Subsequent to February 9, 2015, we sold an additional 187,500 units, each unit consists of (i) one Preferred Share and (ii) one (1) warrant to acquire 8.56 shares of our common stock at an exercise price of $0.64 per share for aggregate cash proceeds of $750,000.

Due to the anti-dilution provisions of some of the outstanding warrants, the exercise price on 15,512,057 warrants was reduced to $0.35 and the number of shares of common stock into which the warrants were then exercisable was adjusted such that the warrants became exercisable into 50,957,780 shares of common stock.

 In addition to the foregoing, the members of our Board of Directors agreed to receive an aggregate of 96,589 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith III, our Chief Executive Officer, in exchange for an aggregate of $284,844 of notes and accrued interest, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes and accrued interest; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes and accrued interest, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491 of principal and interest on notes and accrued interest.

After the Reincorporation, each outstanding Preferred Share continued to be an outstanding share of the Nevada corporation’s preferred stock. The following is a summary of material provisions of the Preferred Shares as set forth in the Certificate of Designations

Dividends

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

Liquidation

In the event of our liquidation, dissolution or winding up of our Company and other liquidation events as defined in our Articles of Incorporation, holders of Preferred Shares are entitled to receive from proceeds remaining after distribution to our creditors and prior to the distribution to holders of common stock or any other class of preferred stock the (i) Stated Value (as adjusted for any stock splits, stock dividends, reorganizations, recapitalizations and the like) held by such holder and (ii) all accrued but unpaid dividends on such shares.

Anti-Dilution

The Preferred Shares are entitled to full ratchet anti-dilution protection under certain circumstances specified in our Articles of Incorporation

Voting

Except as otherwise required by law and except as set forth below, holders of Preferred Shares will not have the right to vote.

Protective Provisions

So long as at least fifty percent (50%) of the Preferred Shares that are issued in the offering described above are outstanding, we will need the approval of a majority of the outstanding Preferred Shares to take certain actions including: (i) repayment, repurchase of acquisition of any equity other than the exercise of the redemption right and payment of dividends on the Preferred Shares; (ii) amend our articles of incorporation or bylaws so as to adversely affect the rights of the Preferred Shares; (iii) engage in certain  transactions with any officer, director, employee of affiliate of our company; (iv) consummate a Change of Control as defined in the Articles of Incorporation; (v) create and issue a new series of preferred stock senior to the Preferred Shares in terms of voting or liquidation preference; or (vi) enter into any agreement with respect to any of the foregoing.

Registration Rights

Pursuant to the terms of the Securities Purchase Agreement the holders of the Preferred Shares and Initial Warrants and Additional Warrants are entitled to up to one (1) demand registration right at the request of the holders of no less than fifty percent (50%) of the Preferred Shares and piggyback registration rights for a period of six months from the closing.

Board of Directors

Any single investor or group of investors who invest in excess of $5,000,000 in the offering described above and acquire at least fifty percent (50%) of the Preferred Shares in the Offering shall have the right to appoint one director to our Board of Directors so long as the investor holds in excess of fifty percent (50%) of the total outstanding Preferred Shares and the outstanding Preferred Shares represent at least twenty percent (20%) of the fully diluted ownership of our Company.

2015 Management Changes

Effective as of January 8, 2015, Edward B. Smith III, a member of the Board of Directors was appointed as the Chief Executive Officer of our Company. Mr. Morris Garfinkle was appointed to serve as Chairman of the Board of Directors. On March 10, 2015, Mr. Dan Jeffery was appointed to serve on the Board of Directors.  On May 6, 2015, we announced the appointment of Anthony Saguto as the Chief Financial Officer of the Company.  Mr. Saguto replaced John Elo, who retired as Chief Financial Officer of the Company effective May 18, 2015.  On November 16, 2015, Mr. Saguto resigned as Chief Financial Officer of the Company.  To replace Mr. Saguto, Donald G. Wittmer was appointed as acting Chief Financial Officer of the Company effective November 18, 2015.  On December 31, 2015, Mr. Steven J. Cohen, Managing Director, left the Company.

Sales and Manufacturing

Revenues for the year ended December 31, 2015 increased by 13.6% as compared to revenues for the year ended December 31, 2014.  We believe that the increase is due in part to the efforts of our consultants.

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

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000. Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000.

We received net proceeds of $172,911 from the Purchase Agreement. The net proceeds were used for general corporate purposes.

The Equipment Lease Agreement includes customary events of default, including non- payment by us of the monthly lease payments and the payment of penalties upon such late payments. We utilized the proceeds from the sale of the equipment for working capital purposes.

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

Results of Operations

Revenues

Revenue for the year ended December 31, 2015 was $1,151,190, as compared to revenue of $1,013,670 for the year ended December 31, 2014, an increase of 13.6%.  Our revenue for both years was entirely attributable to product sales.  The increase in sales was due to an increase in product volume shipped to customers.  We cannot provide any assurance that demand for our products will increase in the future or that we will be successful in implementing changes to our production process to improve our capacity and reduce costs.

Our revenues, by quarter, for 2015, were as follows:

Quarterly revenues:

Quarter	Revenues
Q1	$214,743
Q2	$401,088
Q3	$218,732
Q4	$316,627

Cost of Revenues

Cost of revenues for products sold for the year ended December 31, 2015 and 2014 was $2,055,825 and $995,683, respectively.  The increase in costs of goods sold in the 2015 of approximately 106% was attributable to the production of product in our own pilot facility and not the outside toll manufacturer. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and further reduce the cost of goods sold in the future to improve margins. However, there can be no assurance that greater efficiencies or improved margins can be achieved.

Gross Margin Income (Loss)

Gross margin loss for the year ended December 31, 2015 was $904,635 compared to a gross margin income of $17,987 for the prior year. The loss for 2015 was a result of producing all product in our manufacturing facility in Mundelein, Illinois whereas in 2014 a portion of our product was produced in a third party facility under a tolling agreement which was not renewed in 2015.

Operating Expenses

Total operating expenses for the year ended December 31, 2015 were $3,676,513 a decrease of $1,678,774 or approximately 31% lower than the comparable period ended December 31, 2014 of $5,355,287. As a result of the Company producing product in its own facility various expenses classified as research and development costs in 2014 are now included with cost of goods sold for 2015. The amount of research and development costs included with cost of goods sold for the year ended December 31, 2015 was $181,713 as compared to $1,377,611 in research and development costs for the year ended December 31, 2014.

The significant components of selling, general and administrative expenses in the years indicated were as follows:

	Year Ended December 31,
	2015	2014
Stock based compensation expenses	$479,010	$935,097
Salary expenses	945,976	1,146,387
Professional fees	431,344	414,989
Outside Services	523,341	14,531

	$2,379,671	$2,511,004

 The decrease in salary and employee benefits for the year ended December 31, 2015 is attributable to fewer employees. Stock based compensation was below a year ago as a result of a lower per share common stock price when the options were granted.

Operating Loss

Operating loss for the year ended December 31, 2015 was $4,581,148 compared to $5,337,300 for the year ended December 31, 2014 due to the reasons described above.

Other Expense

Other expenses were $19,395,283 for the year ended December 31, 2015 compared to $242,408 in the year ended December 31, 2014. The primary reason for the change was due to the expenses related to the 2015 warrant exchange program and the accounting loss recorded in connection with conversion of notes to preferred stock.

Net Loss

As a result of the foregoing, we incurred a net loss of $23,976,431 for the year ended December 31, 2015, or $0.41 per share, compared to $5,579,708 for the year ended December 31, 2014, or $0.14 per share.

The increase in the net loss per share for the year ended December 31, 2015, as compared to the year ended December 31, 2014 was due to the effect of the results described above as well as the number of the additional shares outstanding in 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had a cash balance of $309,851, a decrease of $717,862 from the cash balance of $1,027,713 at December 31, 2014.  At December 31, 2015, we had a working capital deficit of $3,801,651, a decrease from the working capital deficit of $539,935 as of December 31, 2014.  The difference in working capital was primarily because of an increase in accounts payable, an the increase in short term borrowings and notes payable and an increase in derivative liabilites during 2015.  As of April 11, 2016, we had a cash balance of $610,209.

Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities.   We continue to explore additional equity and debt funding however, there can be no assurance that we will be successful in raising all of the additional funding that it is seeking or that such amount will be sufficient for our needs.  As of the date of our most recent audit, for the fiscal year ended December 31, 2015, we had not generated sufficient revenues to meet our cash flow needs.  Our current cash on hand is insufficient for us to be able to maintain our operations at the current level through June 30, 2016. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of your investment.

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

Certain of our preferred stock and warrants have reset provisions to the exercise price and conversion price if we issues equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements. Our derivative liabilities increased to $742,833 at December 31, 2015 from $20,166 at December 31, 2014. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the net decrease in cash during the year ended December 31, 2015 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	12/31/2015	12/31/2014
Cash used in operating activities	(2,666,114)	(2,273,970)
Cash provided by investing activities	169,463	-
Cash provided by financing activities	1,778,789	2,858,211

Increase (decrease) in cash	(717,862)	584,241

Net cash used by operating activities increased by $392,144 for the year ended December 31, 2015, primarily due to an increased net loss and changes in operating assets and liabilities.  Net cash used by investing activities increased by $169,463 for the year ended December 31, 2015, primarily due to sales of fixed assets.  Net cash used by financing activities decreased by $1,079,422 for the year ended December 31, 2015, primarily due to a decrease in preferred shares sold and an increase in principal payments on debt.

Commitments/Contingencies:

Outstanding Notes

As of December 31, 2015, we had outstanding notes in the aggregate principal amount of $457,000 due to a related party that mature on July 1, 2016.

We also have a note in the principal amount of $250,000 payable to an unrelated party that is due July 1, 2016 and a note in the principal amount of $500,000 payable to an unrelated party that is due December 23, 2016.
In addition, we have outstanding convertible notes payable to related parties in the principal amount of $624,866 at December 31, 2015. The amount of accrued and unpaid interest was $150,687 on the same date.

Capital expenditures.   At December 31, 2015, we had no material commitments for capital expenditures. On July 17, 2015, we entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which we sold all of our right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000. Concurrently with entering into the Purchase Agreement, on July 17, 2015, we entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which we leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by us of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000.

Lease commitments.   We lease a combined production and office facility located in Mundelein, Illinois.  The lease is on a month to month basis.  Monthly rental payments are $17,542, inclusive of property taxes.  We believe we will be successful in negotiating a new lease with the landlord.

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

Although there can be no assurances, based on the information currently available, management believes that it is probable that our ultimate outcome of this litigation will not have a material adverse effect on the consolidated financial statements of.  However, an adverse outcome could have a material adverse effect on our financial results of in the period in which it is recorded.

Off-Balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

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

New Accounting Pronouncements

See Note 3 in Notes to Financial Statements regarding recent accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8.	Financial Statements and Supplementary Data.

See the F-Pages contained herein, which include our audited financial statements and are incorporated by reference..

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined~~)~~ in Exchange Act Rules 13a – 15(e) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the period ended December 31, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Our conclusion is based primarily on the material weakness in internal control over financial reporting described below and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Annual Report.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2015, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corrective Action

Management plans to provide future investments in the continuing education of our accounting and financial professionals when resources are available.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or if additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post- closing adjustments in future financial statements.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Edward B. Smith III	40	Chief Executive Officer and Director	2015 and 2009
Donald Wittmer	80	Acting Chief Financial Officer	2015
Morris Garfinkle	67	Chairman of the Board of Directors	2009
Dan Jeffery	71	Director	2015

The term of office of each director expires at each annual meeting of stockholders and upon the election and qualification of his successor.

The following information sets forth the names of our current executive officers and directors, their ages, period of service and description of their business experience:

Edward B. Smith III, Chief Executive Officer and Director

Mr. Smith was appointed as our Chief Executive Officer on January 7, 2015.  Since January 1, 2015 he has served as the Managing Member of Aristar Capital Management, LLC, (“ACM”) a New York-based investment firm and the Company’s controlling stockholder. ACM is the investment manager of Aristar Ventures I, LLC, Aristar Ventures I-B, LLC and Aristar Ventures I-C, LLC (collectively, “Aristar”).  From April 2005 through December 2014, Mr. Smith was the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. BCM was the investment manager of Brightline Ventures I, LLC, Brightline Ventures I-B, LLC and Brightline Ventures I-C, LLC (collectively, “Brightline”). Prior to founding BCM, Mr. Smith worked at Gracie Capital, GTCR Golder Rauner and Credit Suisse First Boston.  Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Master’s in Business Administration from Harvard Business School. He is currently a Director of Heat Biologics, Inc. (Nasdaq:HTBX), a North Carolina based company focused on the development of novel therapeutics to prime the immune system against a variety of disorders.

We believe that, as a result of his past experience, including managing an investment fund, and his many contacts in the food industry, Mr. Smith adds valuable managerial experience and an understanding of investor expectations, both of which are important to the Board’s strategic planning and risk management responsibilities.

Donald Wittmer, Acting Chief Financial Officer

Mr. Wittmer was appointed as our Acting Chief Financial Officer on November 18, 2015. Mr. Wittmer spent 19 years in the finance department of the Quaker Oats Company including serving as Vice President and Controller from 1977 to 1987. Subsequent to Quaker Oats, Mr. Wittmer owned several businesses and acted as a consultant. From 2009 to 2014, he served as an Accounting Partner of Monarch Financial Group. Mr. Wittmer is also a consultant to a privately- held transportation company. He has a BS in accounting from Fairleigh Dickerson University and an MBA in Financial Management from Loyola University. He is a Certified Public Accountant.

Morris Garfinkle, Chairman of the Board of Directors

Mr. Garfinkle has served as our Chairman of the Board of Directors and the Chairman of the Audit Committee since January 8, 2015.  Currently, Mr. Garfinkle is Founder, Chairman and CEO of Tailwind Consultants, LLC since 2012, as well as Co-Founder and Principal of KGSR Restructuring, LLC since May 2013.  Previously Mr. Garfinkle has served as the Founder, President and CEO of GCW Consulting, a consulting firm based out of Arlington, Virginia.  He received his Juris Doctor from Georgetown University and his B.S. in Economics (Cum Laude) from the Wharton School of Finance & Commerce, University of Pennsylvania.  Mr. Garfinkle has over 40 years of experience in restructuring, mergers and acquisitions, investment assessment, competitive positioning, strategic planning and capital raising.  His clients have included United Airlines Creditors' Committee, Pension Benefit Guaranty Corporation, Air China and Dallas-Fort Worth International Airport, among many others.  He also served on the Board of Directors of HMSHost from 2000 - 2006.

We believes that Mr. Garfinkle’ s financial, business and legal expertise, combined with his experience as an executive and director of other companies, as well as his years of experience providing strategic advisory services, qualifies him to serve as a member of the Board and an effective member of Audit Committee, of which he is the Chairman.

Dan Jeffery, Director

Mr. Jeffery has served as a member of our Board of Directors since 2015. He had served as Co-founder and President of Axelgaard Manufacturing Co., Ltd. from 1984 until 2014.  Axelgaard is engaged in the manufacture, sales and distribution of neurostimulation electrodes and hydrogels.  Prior to Axelgaard, Mr. Jeffery served as Vice President of Marketing at Neuromedics, a division of Intermedics.  Neuromedics is a sales and marketing company that distributes neurostimulation devices and accessories for the treatment of lower back pain and muscle rehabilitation.  Mr. Jeffery has over 44 years of experience in sales and marketing.  He is also a 1967 graduate of the University of Illinois with a bachelor degree in Education.

We believe that Mr. Jeffery’s marketing expertise, combined with his experience as an executive of other companies, qualifies him to serve as a member of the Board.

Section 16(a) Beneficial Ownership Reporting

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated there under, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to our reports of ownership and change in ownership with respect to all equity securities of the company.  Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2015 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2015, complied with all Section 16(a) filing requirements applicable to such individuals except for the following: Mr. Jeffery and Mr. Brian Israel, a former member of our Board of Directors, who filed one Form 4 late with respect to one transaction and Mr. Wittmer failed to file a Form 3.

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

The full text of the Code is published on our website at http://www.ztrim.com/pages/code_of_ethics business_conduct/40.php. We will disclose any future amendments to, or waivers from, provisions of these ethical policies and standards for Officers and Directors on our website within two business days following the date of such amendment or waiver.

Selection Criteria for Directors

The Company’s Board of Directors established a Nominating Committee in 2008.  The related provisions set forth in the Bylaws serve as the charter for the Nominating Committee.  The Board Nominating Committee, composed of two directors of our Company, identifies candidates for director nominees through recommendations solicited from other directors, our executive officers, search firms or other advisors, shareholders pursuant to the procedures set forth below, and through such other methods as the independent directors deem to be helpful.  Based upon an evaluation of the candidates by the Board Nominating Committee, it recommends to the full Board candidates it has determined to be qualified for serving on the Board.  Effective in 2015, Dan Jeffery was appointed a member of the Nominating Committee, with Morris Garfinkle serving as chairman.  The Nominating Committee did not meet during 2015.

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

Other Information

In connection with the Reincorporation, our bylaws are now governed by new bylaws under Nevada law.

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

Compensation consists solely of cash compensation and the issuance of stock options pursuant to our Incentive Compensation Plan.  We pay base salary in order to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive.  We provide stock options that are generally available to all of our employees in order to further our goal of attracting and retaining senior executives of outstanding ability.  We do not believe that our employee compensation policies are reasonably likely to have a material adverse effect on our company.

SUMMARY COMPENSATION TABLE

Set forth below is the compensation paid or accrued to our executive officers during the years ended December 31, 2015 and December 31, 2014 that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options ($)(1)(2)	Other ($)	Total ($)
Edward B. Smith III (3)	2015	-	-	-	3,184,302	3,184,302
Chief Executive Officer	2014	-		-	-

Donald Wittmer (4)	2015	8,000	-	-	-	-
Acting Chief Financial Officer	2014	-	-	-	-	-

Anthony Saguto(5)	2015	87,034	-	27,202	-	114,234
Former Chief Financial Officer	2014	-	-	-	-	-

John Elo(6)	2015	95,913	-	43,926	-	139,839
Former Chief Financial Officer	2014	76,485	-	85,304	-	161,789

Steven J. Cohen(7)	2015	128,845	-	65,475	-	194,320
Former Managing Director of Communications and Planning, Former Secretary, Former President and Former Chief Executive Officer	2014	113,753	-	113,665	-	227,418

Brian Chaiken(8)	2015	-	-	-	40,354	40,354
Former Chief Financial Officer, Former Legal Officer and Former Secretary	2014	71,169	-	-	-	71,169

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

(2) The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2015 and 2014 in accordance with applicable accounting standards.  In 2015, Steven Cohen received 457,600 options at a strike price of $0.27 that have an option expiration date of May 4, 2020.  In 2014, Steven Cohen received 228,800 options at a strike price of $0.56 that have an option expiration date of January 1, 2019.  In 2015, Anthony Saguto received 3.3 million options at a strike price of $0.30 that have an expiration date of May 5, 2020. Upon Mr. Saguto’s resignation, 2,860,000 unvested options were cancelled.  In 2015, John R. Elo received 307,000 options at a strike price of $0.27 that have an option expiration date of May 4, 2020.  In 2014, John R. Elo received 75,000 options at a strike price of $0.56 that have an option expiration of January 1, 2019 and upon his appointment to CFO, he received 153,500 options at a strike price of $0.62 that have an option expiration of August 18, 2019.  In 2013, Brian Chaiken received 226,667 options at a strike price of $1.67 that have an option expiration date of January 4, 2018.  Upon Mr. Chaiken’s resignation the amount of 2013 options was reduced to 150,000.

(3) Mr. Smith was appointed Chief Executive Officer in January 2015.  On February 9, 2015, Mr. Smith was issued warrants exercisable for 31,000,000 shares of common stock, in consideration of the services to be provided to the Company as Chief Executive Officer. The exercise price of these warrants is $0.45 per share. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%.

(4) On November 18, 2015, the Company entered into a consulting agreement (the “Consulting Agreement”) with ACT Financial Services Inc. (“ACT Financial”), pursuant to which ACT Financial will provide to the Company finance, accounting and administrative functions, including acting chief financial officer (and principal financial officer) services to be provided by Donald G. Wittmer. The Company will pay an agreed upon weekly rate for such services and will reimburse ACT Financial for certain travel expenses. The Consulting Agreement will continue for six months and may be extended by mutual agreement of the parties.

(5) Mr. Saguto was appointed Chief Financial Officer on May 6, 2015 to replace Mr. Elo.  Mr. Saguto subsequently resigned as Chief Financial Officer on November 16, 2015. To replace Mr. Saguto, Donald G. Wittmer was appointed as acting Chief Financial Officer of the Company effective November 18, 2015.

(6) Mr. Elo was appointed as our Chief Financial Officer in August 2014 when Mr. Chaiken resigned as Chief Financial Officer.  Mr. Elo subsequently retired as Chief Financial Officer on May 18, 2015.

(7) Mr. Cohen was appointed as our Managing Director of Communications and Planning and Secretary in January 2015 when Mr. Smith was appointed our Chief Executive Officer and President.  Mr. Cohen resigned as Managing Director of the Company effective December 31, 2015.

(8) Upon Mr. Chaiken’s separation from our company he received compensation in the amount of $10,349 according to a Separation and Release Agreement (“Agreement”).  At December 31, 2014, we accrued $40,354 which was due and payable to Mr. Chaiken under the Agreement.  This amount was paid in January 2015.

In 2006, we entered into an employment agreement with Steven J. Cohen setting forth the terms of his employment as our President.  Mr. Cohen’s employment under the employment agreement was for an initial term of three years. Mr. Cohen resigned from all of his positions with us effective December 31, 2015. The agreement provided that either Mr. Cohen or we had the right to terminate the employment agreement without cause on 30 days written notice and that we were only required to make any further payments to Mr. Cohen other than with respect to obligations accrued on the date of termination if he were terminated for death or disability.  Under Mr. Cohen’s employment agreement, we are also protected from competition by Mr. Cohen after his employment with us would cease. Upon termination, Mr. Cohen agrees to not interfere with the relationships between our suppliers, customers or agents for six months, and that he will not compete with us over the same period in any county of any state in which we are providing service at the time of termination.  Further, Mr. Cohen has agreed to related confidentiality requirements after the termination of his employment.

In 2007, we entered into an employment agreement with Brian Chaiken setting forth the terms of his employment as our General Counsel and Vice President of Business Development.  Mr. Chaiken’s employment under the employment agreement was at will.  The agreement provided that if Mr. Chaiken was terminated for cause, we were not required to make any further payments to Mr. Chaiken other than with respect to obligations accrued on the date of termination. Under Mr. Chaiken’s employment agreement we were also protected from competition by Mr. Chaiken after his employment with Z Trim would cease. Upon termination, Mr. Chaiken agreed to not interfere with the relationships between the suppliers, customers or agents of ours for twelve months, and that he would not compete with us over the same period in any target market in which it engages in or may engage in the future.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
December 31, 2015

The following table contains information regarding outstanding equity awards held at December 31, 2015, by the named executive officers.

Name	Options Granted	Option Excersice Price	Option Expiration Date

Steve Cohen	457,600	$0.27	5/4/2020
	228,800	$0.56	1/1/2019
	288,000	$1.67	1/4/2018
	343,980	$0.65	1/25/2017
	245,700	$1.11	1/7/2016

John Elo	307,000	$0.27	5/4/2020
	153,500	$0.62	8/18/2019
	75,000	$0.56	1/1/2019
	84,000	$1.67	1/4/2018
	87,500	$0.63	4/26/2017

Brian Chaiken	150,000	$1.67	1/3/2018
	150,000	$0.65	1/25/2017
	150,000	$1.01	1/6/2016

Anthony Saguto	440,000	$0.30	2/18/2016

OPTION EXERCISES AND STOCK VESTED
2015

There were no stock options that were exercised by the named executive officers in fiscal 2015. There were no outstanding awards of restricted stock in fiscal 2015.

2015 Directors’ Compensation

Employee directors do not receive any separate compensation for their activities on the board of directors.  Non-employee directors received 192,308 shares of common stock as an annual retainer.

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

The following table provides compensation for non-employee directors who served during fiscal 2015:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)

Morris Garfinkle	0	50,000	0	50,000
Brian Israel (2)	0	50,000	0	50,000
Dan Jeffery	0	50,000	0	50,000

(1)	In February 2015, each non-employee director was issued 192,308 shares of common stock as compensation or services as a director. The amounts in the table reflect the grant date fair value of stock awards to the named directors in accordance with Accounting Standards Codification Topic 718, which was $0.26 per share. The ultimate values of the stock awards to the directors generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy.

(2)	On April 29, 2015 the Board accepted the resignation of Brian Israel.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents certain information as of April 14, 2016, regarding the beneficial ownership of the our common stock held by each director or nominee for director, each executive officer appearing in the “Summary Compensation Table” included in “Executive Compensation” and all directors and executive officers as a group.  As of April 14, 2016, we had 93,797,504 shares of common stock outstanding.

Name and Address (1)	Shares Beneficially Owned (2)		Percentage of Shares Outstanding
Named Executive Officers
Edward B. Smith III (Director and Chief Executive Officer)	102,092,557	(3)	80.5%

Steven J. Cohen (Former Managing Director of Communications and Planning and Former President and Former Director)	1,318,380	(4)	1.4%

John R. Elo (Former Chief Financial Officer)	707,000	(5)	*

Anthony Saguto (Former Chief Financial Officer)	—		*

Donald G. Wittmer (Acting Chief Financial Officer)	—		*

Directors

Morris Garfinkle	7,203,115	(6)	7.2%

Dan Jeffery	1,642,308	(7)	1.7%

All named executive officers and directors as a group (7 persons)	112,963,360		82.7%

*Less than 1% of our common stock outstanding.

(1)	The address for each shareholder listed in the table is c/o Agritech Worldwide, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

(2)	The specified persons have sole voting and sole dispositive powers as to all shares, except as otherwise indicated.

(3)	Consists of: (i) 33,440,666 shares of common stock beneficially owned by Mr. Smith (consisting of: (A) 350,164 shares of common stock owned directly by Mr. Smith, (B) 407,889 shares of common stock issuable upon conversion of convertible notes held directly by Mr. Smith, (C) 813,839 shares of common stock issuable upon conversion of Series B Preferred Stock owned directly by Mr. Smith, and (D) 31,868,774 shares of common stock issuable upon exercise of warrants owned directly by Mr. Smith); and (ii) 68,651,891 shares of common stock beneficially owned by Aristar Capital Management, LLC (“Aristar Capital”), together with Aristar Ventures I, LLC (“Aristar Ventures I”), Aristar Ventures I-B, LLC (“Aristar Ventures I-B”) and Aristar Ventures I-C, LLC (“Aristar Ventures I-C”), which is further described in the table below setting forth persons known to us to be owners of more than 5% of our common stock. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar Capital Management GP, LLC (“Aristar GP”), which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith. Aristar Capital and Aristar GP filed a Form 4 on July 2, 2015 that reported shared beneficial ownership with respect to an aggregate of 68,651,891 shares of common stock held by Aristar Ventures (as defined below). The 68,651,891 shares of common stock consist of: (i) 65,587,628 shares of common stock held directly by Aristar Ventures I; (ii) 1,985,448 shares of common stock held directly by Aristar Ventures I-B; and (iii) 1,078,815 shares of common stock held directly by Aristar Ventures I-C. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar GP, which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith.

(4)	Consists of 1,318,380 shares of common stock subject to options exercisable within 60 days of April 14, 2016. Mr. Cohen resigned from the Board, effective November 4, 2015 and left our company on December 31, 2015.

(5)	Consists of 707,000 shares of common stock subject to options exercisable within 60 days of April 14, 2016. Mr. Elo retired as Chief Financial Officer of our company effective May 18, 2015.

(6)	Consists of: (i) 1,011,185 shares of common stock owned directly by Mr. Garfinkle, (ii) 53,665 shares of common stock issuable upon conversion of convertible notes owned directly by Mr. Garfinkle, (iii) 115,243 shares of common stock issuable upon conversion of Series B Preferred Stock owned directly by Mr. Garfinkle, (iv) 5,632,022 shares of common stock issuable upon exercise of warrants owned directly by Mr. Garfinkle, and (v) 400,000 shares of common stock issuable upon exercise of warrants owned by an entity controlled by Mr. Garfinkle.

(7)	Consists of (i) 192,308 shares of common stock directly owned by Mr. Jeffery, (ii) 1,250,000 shares of common stock subject to warrants exercisable within 60 days of April 14, 2016 that were awarded for services rendered to Jeffery Consulting Group, LLC, of which Mr. Jeffery is the sole member, and (iii) 200,000 shares of common stock issuable upon exercise of warrants owned by an entity controlled by Mr. Jeffery.

The following table presents certain information as of April 14, 2016 regarding the beneficial ownership of our common stock held by each known 5%-or-greater shareholder of Z Trim.

Name and Address	Shares Beneficially Owned	Percentage of Shares Outstanding
Aristar Ventures I, LLC and Aristar Ventures I-B, LLC and Aristar Ventures I-C, LLC (1) 1120 Avenue of the Americas, Suite 1514 New York, NY 10036	68,651,891	73.2%

Morris Garfinkle (2) c/o Agritech Worldwide, Inc. 1011 Campus Drive Mundelein, IL 60060	7,203,115	7.2%

(1)	Aristar Capital and Aristar GP (collectively, with Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C, “Aristar Ventures”) filed a Form 4 with the SEC on July 2, 2015 to report shared beneficial ownership with respect to an aggregate of 68,651,891 shares of common stock held by Aristar Ventures. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar GP, which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith.

(2)	Consists of: (i) 1,011,185 shares of common stock owned directly by Mr. Garfinkle, (ii) 53,665 shares of common stock issuable upon conversion of convertible notes owned directly by Mr. Garfinkle, (iii) 115,243 shares of common stock issuable upon conversion of Series B Preferred Stock owned directly by Mr. Garfinkle, (iv) 5,632,022 shares of common stock issuable upon exercise of warrants owned directly by Mr. Garfinkle, and (v) 400,000 shares of common stock issuable upon exercise of warrants owned by an entity controlled by Mr. Garfinkle.

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

Transactions with Certain Related Parties

On May 14, 2015 the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s CEO and largest shareholder, Edward B. Smith III) pursuant to which E.B. Smith Jr. will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share. The warrants vested 450,000 shares upon the mutual execution of this agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.6%. In 2015 the Company recognized an expense of $117,642.

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

Transactions with Members of the Board of Directors

Effective January 1, 2015 the Company entered into a consulting agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting will provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities. In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share. The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%. In 2015 the Company recognized compensation expense of $249,635. The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital.

On May 29, 2015, we executed an amendments to the 14% nonconvertible subordinated secured notes issued to Edward B. Smith III, (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014 respectively) whereby the maturity date for each note was extended from May 29, 2015 to December 31, 2015.

On June 12, 2015, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $12,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 13, 2015, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $25,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

On August 21, 2015, we issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $150,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by our assets, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 23, 2015, we executed an amendment to the 14% nonconvertible subordinated secured notes issued to Edward B. Smith III (dated September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13,2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to July 1, 2016.

The outstanding amount of nonconvertible notes payable to Edward B. Smith III was $457,000 at December 31, 2015.  The amount of accrued and unpaid interest was $54,935 on the same date.

On December 23, 2015, we executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes (dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to July 1, 2016.

We do not have a written policy with respect to related party transactions. However, all such transactions are reviewed and approved by the Board of Directors prior to finalization.

Director Independence

Under our bylaws, the composition of the Board of Directors must meet the independence requirements promulgated by the NYSE  MKT or such other requirements as may be adopted by us.  Based on these standards, the Board of Directors has determined that Messrs. Garfinkle and Jeffery are each “independent” under applicable rules and guidelines. Mr. Smith, as our Chief Executive and Managing Partner of Aristar Capital Management, LLC (our controlling shareholder), is not considered to be “independent.”

In determining that Messrs. Garfinkle and Jeffery are each “independent” under applicable rules and guidelines used by us to determine independence, the Board of Directors took into consideration that each of these directors has purchased convertible notes and/or preferred stock in private offerings on the same terms and conditions as was offered to persons not affiliated with us.

Our independent directors have the opportunity to meet in executive session, without the other directors or management, as part of each regular Board meeting.

ITEM 14.	Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by M&K CPAS, PLLC for professional services for the fiscal year ended December 31, 2015 and December 31, 2014, respectively:

Fee Category

	2015	2014
Total Audit Fees	$76,417	$68,500

No other fees were billed in either 2014 or 2015.

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval Policy

Our Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the service. The Audit Committee may also form and delegate authority to sub-committees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. In accordance with the pre-approval policy, the Audit Committee has approved certain specified audit and non-audit services to be provided by M&K CPAS, PLLC for up to twelve (12) months from the date of the pre-approval. Any additional services to be provided by our independent auditors following such pre-approval require the additional pre-approval of the Audit Committee.

There were no services in fiscal 2015 or 2014 that were not approved in advance by the Audit Committee under this policy.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Index to Financial Statements
Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of December 31, 2015 and 2014	F-2

Statements of Operations for the Years Ended December 31, 2015 and December 31, 2014	F-3

Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and December 31, 2014	F-4

Statements of Cash Flows for the Years Ended December 31, 2015 and December 31, 2014	F-5

Notes to Financial Statements	F-6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

By:	/s/ Edward B. Smith III	Date: April 14, 2016
Edward B. Smith III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward B. Smith III	Date: April 14, 2016
Edward B. Smith III, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Donald G. Wittmer	Date: April 14, 2016
Donald G. Wittmer, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dan Jeffery	Date: April 14, 2016
Dan Jeffery, Director

/s/ Morris Garfinkle	Date: April 14, 2016
Morris Garfinkle, Chairman and Director

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

EXHIBIT INDEX
TO
Form 10-K for Fiscal Year Ended December 31, 2015

Exhibit Number	Description

2.1
Form of Agreement and Plan of Merger, dated March 18, 2016, by and between Z Trim Holdings, Inc. and Agritech Worldwide, Inc. (incorporated herein by reference to Exhibit B to the definitive proxy statement on Schedule 14C, File No. 001-32134, filed by Z Trim Holdings, Inc. on November 30, 2015)

3.1
Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Annual Report on form 10-K for the fiscal year ended December 31, 2009, File No. 001-32134; Illinois Statement of Resolution Establishing the Series I Preferred Stock filed as Exhibit 3.1 (a) in the Current Report on Form 8-K filed June 7, 2010; and Illinois Statement of Resolution Establishing the Series II Preferred Stock filed as Exhibit 3.1 (a) in the Current Report on Form 8-K filed March 21, 2011, and incorporated herein by reference herein)

3.2
Bylaws, as amended, of Z Trim Holdings, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-8 filed on December 17, 2012 (File No. 333-185517), and incorporated herein by reference)

3.3
Statement of Resolution Establishing the Preferred Shares (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated herein by reference)

3.4
Amendment to Bylaws of Z Trim Holdings, Inc. effective as of March 10, 2015 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2015, File No. 001-32134, and incorporated herein by reference)

3.5
Articles of Incorporation of Agritech Worldwide, Inc., a Nevada corporation (incorporated herein by reference to Exhibit C to the definitive proxy statement on Schedule 14C, File No. 001-32134, filed by Z Trim Holdings, Inc. on November 30, 2015)

3.6
Bylaws of Agritech Worldwide, Inc., a Nevada corporation (incorporated herein by reference to Exhibit D to the definitive proxy statement on Schedule 14C, File No. 001-32134, filed by Z Trim Holdings, Inc. on November 30, 2015)

4.1	Form of Amended and Restated Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated October 19, 2009 and incorporated herein by reference)
4.2	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2009, File No. 001-32134, and incorporated herein by reference)
4.3	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated November 18, 2008, File No. 001-32134, and incorporated herein by reference)
4.4	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated September 3, 2008, File No. 001-32134, and incorporated herein by reference)
4.5	Form of Amendment to the Warrant (filed as Exhibit 4.32 to the Company’s Form S-3, File No. 333-163708, dated December 14, 2009, and incorporated herein by reference)
4.6	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated June 24, 2008, File No. 001-32134, and incorporated herein by reference)
4.7	Form of Warrant to Purchase common stock (filed as Exhibit 4.33 to the Company’s Form S-1, File No. 333-167059, dated May 25, 2010, and incorporated herein by reference)
4.8	Form of Warrant to Purchase common stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated June 7, 2010, File No. 001-32134, and incorporated herein by reference)
4.9	Form of Warrant to Purchase common stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 21, 2011, File No. 001-32134, and incorporated herein by reference)

4.10	Form of Warrant to Purchase common stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference)
4.11	Form of Placement Agent Warrant (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 filed on May 23, 2013, File No. 333-186577, and incorporated herein by reference)
4.12	Form of Warrant to Purchase common stock (filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-1 filed on May 23, 2013, File No. 333-186577, and incorporated herein by reference)
4.13	Form of Warrant to Purchase common stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated herein by reference)
4.14	Form of Amendment to $1.50 Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated herein by reference)
4.15	Securities Purchase Agreement (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-1, File No. 333-186577 filed on November 4, 2013, and incorporated herein by reference)
4.16	Form of Equipment Revolving Note, dated March 24, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference)
4.17	Form of Security Agreement, dated March 24, 2014 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference)
4.18	Form of Factoring Agreement, dated March 24, 2014 (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference)
4.19	Form of Initial Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated herein by reference)
4.20	Form of Additional Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated herein by reference)
4.21
Form of Warrant issued to Edward B. Smith III and Morris Garfinkle (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 9, 2015, File No. 001-32134, and incorporated herein by reference)

4.22	Form of Warrant Amendment (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 6, 2015, File No. 001-32134, and incorporated herein by reference)
10.1	Steven J. Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ended June 20, 2006, File No. 001-32134 and incorporated herein by reference)*
10.2	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 14, 2008 and incorporated herein by reference)*
10.3
Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service, dated June 14, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011, File No. 001-32134, and incorporated herein by reference)

10.4
Custom Processing Agreement dated as of October 17, 2011, by and between Z Trim Holdings, Inc. and AVEKA Nutra Processing, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K/A dated October 17, 2011, File No. 001-32134, and incorporated herein by reference)

10.5	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference)
10.6	Investment Banking Agreement with Legend Securities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference)
10.7	Z Trim Holdings, Inc. Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 5, 2012, and incorporated herein by reference)*
10.8
Form of Subscription Agreement dated August 20, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated herein by reference)

10.9
Form of Subscription Agreement dated September 17, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated herein by reference)

10.10	Form of Placement Agent Agreement (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on November 4, 2013, File No. 333-186577, and incorporated herein by reference)
10.11	Form of Escrow Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on November 4, 2013, File No. 333-186577, and incorporated herein by reference)
10.12
Amended and Restated Equipment Revolving Note, dated July 16, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated herein by reference)

10.13
First Amendment to Security Agreement, dated July 16, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated herein by reference)

10.14
Loan Agreement dated July 15, 2014 by and between the Company and Edward B. Smith III (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated herein by reference)

10.15
Amended and Restated Equipment Revolving Note, dated July 25, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2014, File No. 001-32134, and incorporated herein by reference)

10.16
Second Amendment to Security Agreement, dated July 25, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2014, File No. 001-32134, and incorporated herein by reference)

10.17
Form of Securities Purchase Agreement between the Company and the Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated herein by reference)

10.18
Consulting Agreement between Z Trim Holdings, Inc. and Jeffery Consulting Group, LLC, entered into with effect as January 1, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2015, File No. 001-32134, and incorporated herein by reference)*

10.19
Employment Agreement, dated May 6, 2015, by and between Z Trim Holdings, Inc. and Anthony Saguto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2015, File No. 001-32134, and incorporated herein by reference)*

10.20	Form of Warrant Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2015, File No. 001-32134, and incorporated herein by reference)
10.21
Equipment Purchase Agreement between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC, dated July 17, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2015, File No. 001-32134, and incorporated herein by reference)

10.22
Equipment Lease Agreement between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC, dated July 17, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2015, File No. 001-32134, and incorporated herein by reference)

10.23
Amended and Restated Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit F to the definitive proxy statement on Schedule 14C, File No. 001-32134, filed by Z Trim Holdings, Inc. on November 30, 2015)*

14.1	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference)
23.1	Consent of M&K CPAS, PLLC, independent auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Agritech Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Denotes management compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Agritech Worldwide, Inc. (Formerly Z Trim Holdings Inc.)

We have audited the accompanying balance sheets of Agritech Worldwide, Inc. (Formerly Z Trim Holdings Inc.) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritech Worldwide, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have enough cash on hand to meet its current liabilities and has had reoccurring losses as of December 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC Houston, Texas April 14, 2016

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)
BALANCE SHEET

ASSETS

	12/31/2015	12/31/2014

Current Assets
Cash and cash equivalents	$309,851	$1,027,713
Accounts receivable	248,348	46,188
Inventory	238,264	709,029
Prepaid expenses and other assets	55,558	63,296

Total current assets	852,021	1,846,226

Long Term Assets
Property and equipment, net of amortization	471,233	1,207,975
Other assets	31,193	15,393

Total long term assets	502,426	1,223,368

TOTAL ASSETS	$1,354,447	$3,069,594

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,141,478	$1,033,875
Short-term notes payable to unrelated parties	750,000	588,211
Short-term nonconvertible notes payable to related party	457,000	270,000
Short-term convertible notes payable to related parties	624,866	-
Customer deposit	-	70,400
Accrued expenses and other	684,596	367,331
Accrued liquidated damages	36,178	36,178
Capital Lease Payable	216,721	-
Derivative liabilities	742,833	20,166
Total Current Liabilities	4,653,672	2,386,161

Long Term Convertible Notes Payable to Related Parties	-	990,000
Long Tern Portion of Capital Lease Payable	264,980	-

Total Liabilities	4,918,652	3,376,161

Stockholders' Equity (Deficit)
Common stock, $0.00005 par value; authorized 200,000,000 shares; issued and outstanding 93,797,504 and 39,734,854 shares, December 31, 2015 and 2014, respectively	4,690	1,987
Convertible perferred stock, Series B, $0.01 par value authorized 3,000,000 shares; issued and outstanding 709,625 and 0 shares, December 31, 2015 and December 31, 2014 respectively	7,096	-
Preferred stock payable	-	1,010,000
Additional paid-in capital	152,853,639	131,134,645
Accumulated deficit	(156,429,630)	(132,453,199)

Total Stockholders' Equity (Deficit)	(3,564,205)	(306,567)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,354,447	$3,069,594

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)
STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2015	2014
REVENUES:
Products	$1,151,190	$1,013,670
Total revenues	1,151,190	1,013,670

COST OF REVENUES:
Products	2,055,825	995,683
Total cost of revenues	2,055,825	995,683

GROSS MARGIN	(904,635)	17,987

OPERATING EXPENSES:
Research and development costs	181,713	1,377,611
Selling, general and administrative	3,494,800	3,977,676
Total operating expenses	3,676,513	5,355,287

OPERATING LOSS	(4,581,148)	(5,337,300)

OTHER INCOME (EXPENSE)
Rental and other income	-	1,483
Interest income	6	26,710
Interest expense - other	-	(7,675)
Interest expense	(231,645)	(188,516)
Change in fair value - derivative	(1,265,611)	74,883
Loss on asset disposals, net	(564,148)	-
Loss on settlement with vendor	(13,990)	(159,293)
Loss on conversion of debt	(351,314)	-
Loss on exchange of warrants	(12,959,660)	-
Loss on modification of warrants	(4,008,921)	-
Settlement income	-	10,000
Total other income (expense)	(19,395,283)	(242,408)

NET LOSS	$(23,976,431)	$(5,579,708)

Less Preferred Dividends	$280,675	$-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,257,106)	$(5,579,708)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.41)	$(0.14)

Weighted Average Number of Shares Basic and Diluted	59,030,015	39,734,854

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Shares of Common Stock	Common Stock	Shares of Convertible Preferred Stock	Convertible Preferred Stock	Additional Paid-In Capital	Preferred Stock Payable	Accumulated Deficit	Total
Balance at December 31, 2013	39,449,138	$1,973	-	$-	$130,039,561	$-	$(126,873,490)	$3,168,044

Stock issued for directors compensation	285,716	14	-	-	159,987	-	-	160,001
Stock based compensation - stock options	-	-	-	-	935,097	-	-	935,097
Deposits received for issuance of convertible preferred stock	-	-	-	-	-	1,010,000	-	1,010,000
Net loss	-	-	-	-	-		(5,579,708)	(5,579,708)

Balance at December 31, 2014	39,734,854	$1,987	-	$-	$131,134,645	$1,010,000	$(132,453,199)	$(306,565)

Stock issued for directors compensation	576,924	30	-	-	$149,970	-	-	150,000
Consulting Agreements	400,000	20	-	-	103,980	-	-	104,000
Shares issued in warrant exchange	53,085,726	2653	-	-	13,759,606	-	-	13,762,259
Conversion of notes to preferred stock-Directors	-	-	96,590	966.00	736,723	-	-	737,689
Conversion of notes to preferred stock-Other	-	-	40,535	405.00	272,317	-	-	272,722
Convertible preferred stock issued	-	-	572,500	5,725.00	2,284,275	(1,010,000)	-	1,280,000
Preferred Dividend Payable	-	-	-	-	(280,675)	-	-	(280,675)
Options and warrants issued for compensation	-	-	-	-	4,696,121	-	-	4,696,121
Cost associated with preferred shares	-	-	-	-	(3,323)	-	-	(3,323)
Net loss	-	-	-	-		-	(23,976,431)	(23,976,431)
Balance at December 31, 2015	93,797,504	$4,690	709,625	$7,096	$152,853,639	$-	(156,429,630)	$(3,564,205)

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)
STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,976,431)	$(5,579,708)
Adjustments to reconcile net income to net cash used for operating activities:
Change in fair value of derivative liabilities	1,265,611	(74,883)
Loss on conversion of debt	351,314	-
Loss on warrant exchange	12,959,660	-
Loss on settlement of Accounts Payable	13,990	159,293
Preferred stock compensation	258,732	-
Warrants issued for service	4,125,470	-
Options issued for service	570,650	935,097
Loss on warrant expense	259,662	-
Director Fees	150,000	160,001
Common stock for services	104,000	-
Loss on disposal of Fixed Assets	574,331	-
Depreciation expense	180,567	592,331
Changes in operating assets and liabilities:
Accounts receivable	(202,160)	334,050
Inventory	470,766	(164,494)
Prepaid expenses	7,738	70,090
Note receivable	-	31,644
Accounts payable and accrued expense	219,986	1,262,609
CASH USED IN OPERATING ACTIVITIES	(2,666,114)	(2,273,970)

CASH FLOWS FROM INVESTING ACTIVITES
Fixed asset purchased	(3,448)	-
Cash received from sale of fixed assets	172,911	-
CASH PROVIDED BY INVESTING ACTIVITIES	169,463	-

CASH FLOWS FROM FINANCING ACTIVITES
Preferred shares sold	1,280,000	-
Borrowings on debt	900,000	700,000
Related party borrowing	187,000	-
Borrowing on long term convertible notes payable to related party	-	990,000
Principal payments on debt	(588,211)	(111,789)
Borrowing on short term nonconvertible notes payable to related party	-	270,000
Proceeds from deposits for sale of convertible perferred stock	-	1,010,000

CASH PROVIDED BY FINANCING ACTIVITIES	1,778,789	2,858,211
NET INCREASE (DECREASE) INCREASE IN CASH	(717,862)	584,241

CASH AT BEGINNING OF PERIOD	1,027,713	443,472
CASH AT THE PERIOD ENDED DECEMBER 31	$309,851	$1,027,713

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$92,408
Dividends payable declared	$280,675	-
Lease Agreement	$514,707	-
Common stock exchanged for warrants	$542,944	-
Preferred stock accrued in prior period issued in 2015	$1,010,000	-
Conversion of debt and preferred stock	$386,375	-

The accompanying notes are an integral part of the financial statements.

Agritech Worldwide, Inc. (formerly Z Trim Holdings, Inc.) Notes to Financial Statements

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

NOTE 2 –GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As of April 14, 2016, the date that the independent registered public accountant issued its report on the audited financial statements as of and for the year ended December 31, 2015, the Company did not have enough cash on hand to meet its current liabilities or to fund on-going operations beyond one year. The Company had recurring losses as of December 31, 2015. As a result, the independent registered public accountant’s audit report included an explanatory paragraph in respect of our ability to continue as a going concern. The Company intends to secure additional funding through debt or equity financing arrangements, increased sales generated by its operations and reduced expenses.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $0.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2015 and 2014.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2015 and 2014, the Company had warrants to purchase common stock, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock and preferred stock. The fair value of the derivative liabilities at December 31, 2015 and 2014 was $742,833 and $20,166, respectively. The increase in the derivative liability for the twelve months ended December 31, 2015 was $722,667.

		Carrying	Fair Value Measurements Using
		Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	12/31/2013	$95,049	$-	$-	$95,049	$95,049

Change in derivative liabilities valuation		$(74,883)			$(74,883)	$(74,883)

Derivative Liabilities	12/31/2014	$20,166			$20,166	$20,166

Change in derivative liabilities due to settlements		(542,944)	-	-	(542,944)	$(542,944)
Change in derivative liabilities valuation		$1,265,611	-	-	1,265,611	$1,265,611
		722,667	-	-	722,667	722,667

Derivative Liabilities	12/31/2015	$742,833	$-	$-	$742,833	$742,833

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Company recognized pre-tax compensation expense related to stock options of $570,650 and $935,097 for the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 did not have a material impact on our financial position or results of operations.

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

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 did not have a material impact on our financial position or results of operations.

NOTE 4 – INVENTORY

At December 31, 2015 and 2014 inventory consists of the following:

	12/31/2015	12/31/2014
Raw materials	$18,228	$20,931
Packaging	4,560	5,023
Work-in-process	-	1,777
Finished goods	215,476	681,298

	$238,264	$709,029

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, 2015 and 2014 property and equipment, net consists of the following:

	12/31/2015	12/31/2014
Production, engineering and other equipment	$-	$6,422,110
Leasehold improvements	3,449	2,904,188
Office equipment and furniture	-	603,182
Computer equipment and related software	-	140,238
Capital Lease Asset	514,707	-
	$518,156	$10,069,718
Accumulated amortization	$(46,923)	$(8,861,743)
Property and equipment, net	$471,233	$1,207,975

Depreciation expense was $180,567 and $592,331 for the years ended December 31, 2015 and 2014, respectively.

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000. From the proceeds of the sale, the company repaid outstanding borrowings of $200,000 due to Fordham Capital plus accrued interest of $3,112, 2014 franchise taxes of $96,542 and a security deposit of $15,800 related to the equipment lease. The Company recognized a loss on the sale of 574,331.Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000. The Equipment Lease Agreement includes customary events of default, including non- payment by the Company of the monthly lease payments and the payment of penalties upon such late payments. The Company received cash proceeds of $172,911 from the Purchase Agreement after paying off the obligations described above. These proceeds were used for general corporate purposes.

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

This Note was issued pursuant to and entitled to the benefits of, and is secured by, the Amended and Restated Security Agreement which is in effect and under substantially the same terms and covenants as stated in the Security Agreement (dated May 28, 2015) previously discussed.

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

The Company did not sell any fixed assets during the year ended December 31, 2014.

NOTE 6 – ACCRUED EXPENSES AND OTHER

At December 31, 2015 and 2014 accrued expenses consist of the following:

	12/31/2015	12/31/2014
Accrued payroll and taxes	$166,713	$151,741
Accrued settlements	102,000	102,000
Accrued interest	216,071	96,108
Accrued expenses and other	199,812	17,482

	$684,596	$367,331

NOTE 7 – SHORT-TERM NOTES PAYABLE TO UNRELATED PARTIES

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

Additionally, pursuant to the Factoring Agreement, dated May 28, 2015, between the Company and Fordham, Fordham may purchase any Accounts of the Company (the “Factoring Agreement”). To secure payment and performance of the Company’s liabilities and obligations to Fordham, including obligations under the Factoring Agreement, the Company granted Fordham a security interest in all of the Company’s (i) Accounts, (ii) Inventory, (iii) Chattel Paper, Deposit Accounts, Documents, Equipment, Financial Assets, Fixtures, General Intangibles, Instruments, Investment Property, Letter- of- Credit Rights, Securities, Software and Supporting Obligations, (iv) books and records of Seller which relate to Accounts, (v) all amounts owing to the Company under the Factoring Agreement, and (vi) Proceeds of the foregoing. The Factoring Agreement terminates on June 30, 2015 or at any time that the Equipment Note is paid in full.

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

This Note was issued pursuant to and entitled to the benefits of, and is secured by, the Amended and Restated Security Agreement which is in effect and under substantially the same terms and covenants as stated in the Security Agreement (dated May 28, 2015) previously discussed.

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

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000. From the proceeds of the sale, the company repaid outstanding borrowings of $200,000 due to Fordham Capital plus accrued interest of $3,112, 2014 franchise taxes of $96,542 and a security deposit of $15,800 related to the equipment lease. Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000. The Company received cash proceeds of $ $172,911 from the Purchase Agreement after paying off the obligations described above. These proceeds were used for general corporate purposes.

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000. The note matures in six months (March 26, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash.

On December 23, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $500,000. The note matures in twelve months (December 23, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash.

Below is a summary of the principal and interest activity for the years ended December 31, 2015 and 2014

	Principal	Interest
Balance December 31, 2013	$-	$-

Principal advances and accrued interest	$700,000	$94,924

Principal payments and interest	$(111,789)	$(92,408)

Balance at December 31, 2014	$588,211	$2,516

Principal advances and accrued interest	$750,000	$10,452

Principal payments and interest	$(588,211)	$(2,516)

Balance at December 31, 2015	$750,000	$10,452

NOTE 8 – SHORT-TERM NONCONVERTIBLE NOTES PAYABLE TO RELATED PARTY

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $85,000. The note matures in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $85,000. The note matures in two months (December 23, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $70,000. The note matures in two months (December 30, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On December 3, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $30,000. The note matures in two months (February 3, 2015) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On May 29, 2015, the Company executed an amendment number 3 to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended from May 29, 2015 to December 31, 2015.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $12,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $25,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $150,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000. The note matures in six months (March 26, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash.

On December 23, 2015, the company executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13,2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to July 1, 2016.

On February 26, 2016, the company executed an amendment to the 14% nonconvertible note (dated September 29, 2015) whereby the maturity date was extended to July 1, 2016.

The outstanding amount of nonconvertible notes payable to a related party was $457,000 at December 31, 2015 and $270,000 at December 31, 2014. The amount of accrued and unpaid interest was $54,935 on December 31, 2015 and $7,268 on December 31, 2014.

NOTE 9 – SHORT-TERM CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On February 11, 2014 the Company entered into an agreement with Edward B. Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note. The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year. Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under the note is $2.25, subject to adjustment as provided in the note. If on the maturity date of the note, the thirty day trailing average closing price of the Company’s common stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25. The Conversion Price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.

On April 25, 2014, the Company entered into an agreement with Edward B. Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note. The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under the note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith III, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”). Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under each Director Note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note. Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each. Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under each note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note. Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On July 15, 2014, the Company entered into an agreement with Edward B. Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable. The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors. On August 6, 2014 this note was rolled into the $264,000 convertible subordinated secured note indicated below.

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith III in the principal amount of $264,000. The note matures in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year. Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction. The loan agreement executed by the parties on July 15, 2014 is now null and void. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under this note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

The April 30, 2014 Notes for $19,000 issued to each of the then four directors, $12,567 of each $75,000 note issued to Morris Garfinkle and CKS Warehouse on May 12, 2014, the $264,000 note issued to Edward B. Smith III on August 6, 2014 and the $21,266 accrued interest related to these notes were converted into 96,590 units in connection with January 2015 private placement which is described in detail in Note #10.

On December 23, 2015, the company executed an amendment to the 200,000 12.5% convertible subordinated secured note dated February 11, 2014, the 300,000 14% convertible subordinated secured notes (dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to July 1, 2016.

The outstanding amount of convertible notes payable to related parties was $624,866 at December 31, 2015 and $990,000 at December 31, 2014. The amount of accrued and unpaid interest was $150,684 on December 31, 2015 and $86,323 on December 31, 2014.

NOTE 10 – PREFERRED STOCK

Preferred Stock Issued to Investors

Between December 29 and 31, 2014, the Company as part of a Private Placement Offering (the Offering) in which the company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000), received cash deposits of $1,010,000 towards the purchase of the equity securities being offered. On January, 2015 the company entered into agreements to sell an aggregate of 260,000 Units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”). Each unit consisted of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.64 shares of the company’s common stock, par value $0.00005 per share, at an exercise price of $0.64 per share for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor. As a result 260,000 shares of Preferred Stock and Initial Warrants to acquire 2,225,600 shares of common stock were issued. In addition, the Company agreed to issue to each of the investors in the first round of financing an additional warrant (the “Additional Warrant”) for each Unit acquired. The Additional Warrant entitles the investor in the first round of financing to acquire an additional 3.64 shares of the Company’s common also at the exercise price of $0.64 per share. The Additional Warrants issued in the initial closing of the 260,000 units are exercisable for an aggregate of 946,400 shares of the company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution and entitled to registration rights.

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes and accrued interest, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes and accrued interest; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes and accrued interest, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491 of principal and interest on notes and accrued interest.

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

The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti- dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.

On March 18, 2015, the Company received $75,000 from an accredited investor towards the purchase of 18,750 units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to a separate Securities Purchase Agreement entered into with the investor.

On June 1, 2015, the Company received $25,000 from an accredited investor towards the purchase of 6,250 units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreement entered into with the investor.

On August 26, 2015, the Company received $250,000 from accredited investors towards the purchase of 62,500 units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with the investors.

On October 20, 2015, the Company received $200,000 from an accredited investor towards the purchase of 50,000 units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to aseparate Securities Purchase Agreement entered into with the investor

On November 4, 2015, the Company received $200,000 from an accredited investor towards the purchase of 50,000 units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share all pursuant to a separate Securities Purchase Agreement entered into with the investor.

Preferred Stock Issued to Vendors

Effective January 1, 2015, the Company and its landlord executed an amendment to the lease extending the lease until July 14, 2015. Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes. The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015. Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its 12.5% Convertible Preferred Stock. As a result of the preferred stock issued, the Company recorded an expense of $48,060 for the three months ended June 30, 2015 with an offset to preferred stock and additional paid in capital. Also, the Company issued a five year warrant to the landlord to purchase 171,414 shares of common stock at $0.64 per share.

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

On May 12, 2015, the Company agreed to issue 12,500 shares of 12.5% Convertible Preferred Stock and 107,000 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share in satisfaction of outstanding accounts payable due to a vendor. The outstanding balance due to this vendor was $60,885. The Company recognized a loss of $13,990 as a result of the conversion.

There were no shares of 12.5% Convertible Preferred Stock outstanding in 2014.

Preferred Dividends Accrued

As of December 31, 2015, the Company had accrued dividends of $280,675. There were no accrued dividends at December 31, 2014.

NOTE 11 – LIQUIDATED DAMAGES

In connection with certain private placements of the Company’s securities (the “Registrable Securities”) in 2008, the Company entered into registration rights agreements (the “RRA”) that required the Company to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission no later than thirty days after the final closing as contemplated in the Private Placement Memorandum for the 2008 offering (the “Filing Deadline”), which the Company did not meet. Under the terms of the RRA, as partial compensation, the Company was required to make pro rata payments to each Investor in an amount equal to 1.5% of the aggregate amount invested by such Investor for each 30-day period or pro rata for any portion thereof following the Filing Deadline for which no registration statement was filed. We obtained a release and waiver of the amounts due from almost all of the 2008 investors. Under the terms of the RRA, we potentially owe, and have recognized as liquidated damages, $36,178 relating to holders from whom we did not receive waivers.

NOTE 12 – DERIVATIVE LIABILITIES

Certain of the Company’s convertible preferred stock and warrants have reset provisions to the exercise price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased to $742,833 at December 31, 2015 from $20,166 at December 31, 2014. The loss recognized during the twelve months ended December 31, 2015 was $1,265,611 as compared to a gain of $74,883 for the twelve months ended December 31, 2014.

The assumptions used to value the derivative liabilities in the lattice model for the year ended December 31, 2015 included the closing stock price of $0.42 per share, and the projected volatility based on a historical value used of 165% and assuming the probability for an event of default occurring 5% of the time and increasing by 0.10% per month. For the year ended December 31, 2014, the assumptions included the closing stock price of $0.38 per share, and the projected volatility based on a historical value used of 119% and assuming the probability for an event of default occurring 5% of the time and increasing by 0.10% per month.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Common stock warrants	$130,028	$20,166
Embedded conversion features for convertible debt or preferred shares	612,805	-

Total	$742,833	$20,166

Beginning balance	$20,166	$95,049
Change in derivative liability valuation	1,265,611	(74,883)
Change in derivative liability - settlements	(542,944)

Total	$742,833	$20,166

NOTE 13 – COMMON STOCK

COMMON STOCK ISSUED TO DIRECTORS

On January 2, 2014 the Company issued 285,716 shares of common stock to the then four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward B. Smith III. The Company recognized a total expense of $160,001 related to these issuances. These shares were valued based on the closing price on the grant date.

On February 24, 2015 the Company issued 576,924 shares of common stock to its three non- executive directors at such time (192,308 shares each) to Brian Israel, Morris Garfinkle and Dan Jeffery. The Company recognized a total expense of $150,000 related to these issuances. These shares were valued based on the closing price on the grant date.

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

COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS FOR CASH

During the years ended December 31, 2015 and December 31, 2014 there were no warrants exercised for cash.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014) to participate in a warrant exchange program whereby each warrant holder will be able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti- dilution rights on a one- time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti- dilution provisions resulting from the January 8, 2015 private placement.

The results of this exchange were warrant holders elected to receive 52,110,896 shares of Common Stock under alternative (1), 318,750 additional warrants were issued under alternative (2) and a combination of 974,826 shares of Common Stock and 73,125 warrants were issued from elections made under alternative (3). The Company recorded a loss on exchange of warrants of $12,959,660 for the twelve months ended December 31, 2015.

During the year ended December 31, 2014 the Company did not issue any shares of common stock on the cashless exercise of warrants.

COMMON STOCK ISSUED ON THE EXERCISE OF STOCK OPTIONS FOR CASH

During the years ended December 31, 2015 and December 31, 2014 there were no stock options exercised for cash.

COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF STOCK OPTIONS

During the years ended December 31, 2015 and December 31, 2014 the Company did not issue any shares of common stock on the cashless exercise of stock options.

NOTE 14 – STOCK OPTION PLAN AND WARRANTS

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of December 31, 2015 and 2014 is as follows:

	12/31/2015		12/31/2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,033,675	$1.05	9,583,762	$1.16
Granted	6,299,600	$0.29	2,372,800	$0.58
Exercised	-		-	$-
Expired and Cancelled	(6,230,000)	$0.77	(922,887)	$0.99
	11,103,275		11,033,675

Outstanding, end of period	11,103,275	$0.78	11,033,675	$1.05

Exercisable at end of period	10,328,925	$0.82	11,033,675	$1.05

At December 31, 2015 the aggregate intrinsic value of all outstanding options was $0 of which 10,328,925 outstanding options are currently exercisable at a weighted average exercise price of $0.82. At December 31, 2014 the aggregate intrinsic value of all outstanding options was $0 of which 11,033,675 outstanding options were exercisable at a weighted average exercise price of $1.05

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below for stock options granted in 2015. Expected volatilities are based on the historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	12/31/2015	12/31/2014
Weighted average fair value per option granted	$0.14 - $0.36	$0.31 - $0.50
Risk-free interest rate	1.00% - 1.54%	0.86 - 1.75%
Expected dividend yield	0.00%	0.00%
Expected lives	2.688 - 3.000	2.6875
Expected volatility	86.22% - 120.51%	82.11 - 98.91%

During the year ended December 31, 2015, the Company granted 6,299,600 options to employees at a weighted average exercise price of $0.29 per share valued at $1,845,892. Stock- based compensation expense from options for the year ended December 31, 2015 was $570,560. During the year ended December 31, 2014 the Company granted 2,372,800 options to employees at a weighted average exercise price of $0.58 and recognized a total of $935,097 in stock compensation expense. The options granted to employees are 25% vested on the date of grant and 25% every 90, 180 and 270 days subsequent to the grant date with the exception of 3,300,000 options granted to Anthony Saguto in May 2015 which vested in 15 equal installments over give years commencing four months after the grant date. When Mr. Saguto resigned in November 2015, 2,860,000 of his unvested options were cancelled.

The expiration date of the options granted in both 2015 and 2014 is five years from the grant date.

During the years ended December 31, 2015 and December 31, 2014, there were no stock options exercised for cash or on a cashless basis.

As of December 31, 2015, the Company had reserved 6,896,725 shares of common stock to be issued upon the exercise of qualified options issued under the Plan. As of December 31, 2014 the Company had 6,966,325 shares available for grant under the Plan.

WARRANTS

As of December 31, 2015 and 2014, the Company had warrants outstanding to purchase 50,957,780 shares of the Company’s common stock,, at prices ranging from $0.35 to $1.00 per share. These warrants expire at various dates through December 2020. The summary of the status of the warrants issued by the Company as of December 31, 2015 and 2014 are as follows:

	12/31/2015		12/31/2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	16,446,351	$1.44	16,688,265	$1.44
Granted	87,825,204	$0.42	-	$-
Exercised	(53,095,204)	$0.66	-	$-
Cashless Exercises	-	-	-	$-
Expired and Cancelled	(218,571)	$0.66	(241,914)	$0.87
	50,957,780	$0.52	16,446,351	-

Outstanding, end of period	50,957,780	$0.52	16,446,351	$1.44

Exercisable at end of period	50,957,780	$0.52	16,446,351	$1.44

Due to the anti- dilution provisions of some of the warrants outstanding before the January 8, 2015 transaction, the exercise price on 15,512,057 warrants was reduced to $0.35 and the number of shares of common stock into which the warrants became exercisable was adjusted such that the warrants were then exercisable into 54,400,204 shares of common stock.

The fair values for the Company’s derivative liabilities related to the Warrants (5 year warrants at $0.35, $0.45, and $0.64, with a full reset feature) issued is $130,028. The derivative instruments were valued as of December 31, 2015 with the following assumptions:

- The Holder would automatically exercise the warrants at a stock price above the exercise price with the target exercise price dropping as expiration approaches,

- The projected annual volatility was based on the Company’s historical volatility between 148% and 193%,

- An event of default would occurred 5% of the time, increasing to 0.10% per month,

- Dilutive/Full Reset events projected to occur based on future projected capital needs (future financings are projected going forward as of December 2015) resulting in the weighted conversion price dropping from the initial conversion price (no reset events have occurred).

Effective January 1, 2015 the Company entered into a consulting agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting will provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities. In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share. The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%. In 2015 the Company recognized compensation expense of $249,635. The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital.

On February 9, 2015, Edward B. Smith III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively. The exercise price of these warrants is $0.45 per share. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%. In 2015 the Company recognized compensation expense of $3,749,259.

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014) an offer to participate in a warrant exchange program whereby each warrant holder will be able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti- dilution rights on a one- time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti- dilution provisions resulting from the January 8, 2015 private placement.

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

On May 14, 2015 the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s CEO and largest shareholder, Edward B. Smith III) pursuant to which E.B. Smith Jr. will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share. The warrants vested 450,000 shares upon the mutual execution of this agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.6%. In 2015 the Company recognized an expense of $117,642.

On May 14, 2015 the Company entered into a consulting agreement with Terme Bancorp pursuant to which Terme Bancorp will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by Terme Bancorp, the Company issued warrants to purchase 1,250,000 shares of common stock at $0.35 per share. The warrants vested 750,000 shares upon the mutual execution of this agreement and then in 250,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.60%. In 2015 the Company recognized an expense of $197,075.

On October 2, 2015, the Company issued a warrant to acquire 250,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $250,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On December 23, 2015, the Company issued a warrant to acquire 500,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $500,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

Details of other warrants issued during 2014 and 2015 are included in footnote #10 (Preferred Stock) and #13 (Common Stock).

During the year ended December 31, 2015, there were no warrants exercised for cash.

During the year ended December 31, 2014, there were no warrants exercised for cash or on a cashless basis and no warrants were granted or exercised.

NOTE 15 – INCOME TAXES

During 2015 and 2014, the Company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $104,536,965 and $101,193,948 for the years ended December 31, 2015 and 2014 respectively, and will expire in the years 2021 through 2035.

At December 31, 2015, the net deferred tax asset based on a 34% tax rate consisted of the following:

	12/31/2015	12/31/2014

Net operating loss	$35,542,568	$34,405,942

Less: Valuation allowance	(35,542,568)	(34,405,942)

Net deferred tax asset	$-	$-

After evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. Our tax returns for the years ended December 31, 2015 and 2014 are subject to IRS audit.

NOTE 16 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

Our customers are predominantly food manufacturers. There were three significant customers who accounted for 45%, 10% and 6%, respectively, of total sales for the year ended December 31, 2015. There were three significant customers who accounted for 28%, 26% and 6%, respectively, of total sales for the year ended December 31, 2014. Further, two customers accounted for 68% and 11% of the total accounts receivable at December 31, 2015. Two customers accounted for 23% and 16% of the total accounts receivable at December 31, 2014.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. At December 31, 2015 and 2014, $59,851 and $777,713, respectively, were in excess of federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of loss is minimal.

NOTE 17 – COMMITMENTS

Equipment Sale and Leaseback

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000. Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000. The Company is accounting for the transaction as a capital lease. The future minimum lease payments under the lease are as follows:

2016 - $189,600

2017 - $110,600

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

NOTE 19 – RELATED PARTY TRANSACTIONS

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $85,000. The note matures in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $85,000. The note matures in two months (December 23, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $70,000. The note matures in two months (December 30, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On December 3, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $30,000. The note matures in two months (February 3, 2015) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On May 29, 2015, the Company executed an amendment number 3 to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended from May 29, 2015 to December 31, 2015.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $12,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $25,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $150,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 23, 2015, the company executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13,2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to July 1, 2016.

The outstanding amount of nonconvertible notes payable to a related party was $457,000 at December 31, 2015 and $207,000 at December 31, 2014. The amount of accrued and unpaid interest was $54,935 on December 31, 2015 and $7,268.on December 31, 2014.

On February 11, 2014 the Company entered into an agreement with Edward B. Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note. The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year. Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under the note is $2.25, subject to adjustment as provided in the note. If on the maturity date of the note, the thirty day trailing average closing price of the Company’s common stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25. The Conversion Price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.

On April 25, 2014, the Company entered into an agreement with Edward B. Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note. The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under the note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith III, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”). Each Director Note matures in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under each Director Note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note. Each Director Note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each. Both notes mature in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under each note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note. Each note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement.

On July 15, 2014, the Company entered into an agreement with Edward B. Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable. The note matures in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors. On August 6, 2014 this note was rolled into the $264,000 convertible subordinated secured note indicated below.

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith III in the principal amount of $264,000. The note matures in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year. Under this note Mr. Smith has provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction. The loan agreement executed by the parties on July 15, 2014 is now null and void. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under this note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

The April 30, 2014 Notes for $19,000 issued to each of the then four directors, $12,567 of each $75,000 note issued to Morris Garfinkle and CKS Warehouse on May 12, 2014, the $264,000 note issued to Edward B. Smith III on August 6, 2014 and the $21,266 accrued interest related to these notes were converted into 96,590 units in connection with January 2015 private placement which is described in detail in Note #10.

On December 23, 2015, the company executed an amendment to the 200,000 12.5% convertible subordinated secured note dated February 11, 2014, the 300,000 14% convertible subordinated secured notes (dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to July 1, 2016.

The outstanding amount of convertible notes payable to related parties was $624,866 at December 31, 2015 and $990,000 at December 31, 2015. The amount of accrued and unpaid interest was $150,684 on December 31, 2015 and $86,323 on December 31, 2014.

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith III, the Company’s Chief Executive Officer, in exchange for an aggregate of $284,844 of notes and accrued interest, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes and accrued interest; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes and accrued interest, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491 of principal and interest on notes and accrued interest. (See Note 10)

On January 2, 2014 the Company issued 285,716 shares of common stock to the then four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward B. Smith III. The Company recognized a total expense of $160,001 related to these issuances. These shares were valued based on the closing price on the grant date.

On February 24, 2015 the Company issued 576,924 shares of common stock to its three non- executive directors at such time (192,308 shares each) to Brian Israel, Morris Garfinkle and Dan Jeffery. The Company recognized a total expense of $150,000 related to these issuances. These shares were valued based on the closing price on the grant date.

Effective January 1, 2015 the Company entered into a consulting agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting will provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities. In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share. The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%. In 2015 the Company recognized compensation expense of $249,635.The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital.

On February 9, 2015, Edward B. Smith III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively. The exercise price of these warrants is $0.45 per share. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%. In 2015 the Company recognized compensation expense of $3,749,259.

On May 14, 2015 the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s CEO and largest shareholder, Edward B. Smith III) pursuant to which E.B. Smith Jr. will provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share. The warrants vested 450,000 shares upon the mutual execution of this agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.6%. In 2015 the Company recognized an expense of $117,642.

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

NOTE 20 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2015.

In general, the Company offers a one-year warranty for most of the products it sells. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 21 – SUBSEQUENT EVENTS

Reincorporation Merger

On March 23, 2016, we changed our state of incorporation by engaging in a merger (the “Reincorporation”) with and into our newly formed wholly owned subsidiary, Agritech Worldwide, Inc., a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by us and Agritech on March 18, 2016 (the “Merger Agreement”). The Reincorporation was consummated on March 23, 2016 and was effectuated by the filing of (i) articles of merger with the Secretary of State of the State of Nevada, and (ii) articles of merger with the Secretary of State of the State of Illinois. The Reincorporation effected a change in our legal domicile form Illinois to Nevada. Upon the effectiveness of the Reincorporation our affairs of ceased to be governed by (i) Illinois corporation laws, (ii) our Articles of Incorporation, and (iii) our Bylaws, and our affairs became subject to (a) Nevada corporation laws, (b) Agritech’s Articles of Incorporation of and (c) Agritech’s Bylaws. The resulting Nevada corporation (i) is deemed to be the same entity as the Illinois corporation for all purposes under the laws of Nevada, (ii) continues to have all of the rights, privileges and powers of the Illinois corporation, (iii) continue to possess all properties of the Illinois corporation, and (iv) continues to have all of the debts, liabilities and obligations of the Illinois corporation.

Investments

On March 2, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000. The note matures in one year (March 3, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 11, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000. The note matures in one year (March 11, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Morris Garfinkle in the principal amount of $100,000. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the entity controlled by Mr. Garfinkle. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Dan Jeffery in the principal amount of $50,000. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the entity controlled by Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 7, 2016, the Company issued 14% senior unsecured notes to two accredited investors in the total principal amount of $100,000. The notes mature in one year (April 7, 2017) and bear interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued warrants to acquire a total of 400,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the two accredited investors. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 8, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $500,000. The note matures in one year (April 8, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 2,000,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.