Form 10-Q
period 2016-03-31
Agritech Worldwide, Inc.
filed 2016-05-12
CIK 1052257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2016
Common Stock, $0.00005 par value	93,797,504

 AGRITECH WORLDWIDE, INC.
 FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)
BALANCE SHEET (UNAUDITED)

ASSETS

	3/31/2016	12/31/2015

Current Assets
Cash and cash equivalents	$26,786	$309,851
Accounts receivable	156,428	248,348
Inventory	231,043	238,264
Prepaid expenses and other assets	31,816	55,558

Total current assets	446,073	852,021

Long Term Assets
Property and equipment, net of depreciation	444,070	471,233
Other assets	31,193	31,193

Total long term assets	475,263	502,426

TOTAL ASSETS	$921,336	$1,354,447

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,285,202	$1,141,478
Accounts payable, related party	47,998	-
Short-term notes payable to unrelated parties, net of discount	943,543	750,000
Short-term non-convertible notes payable to related parties, net of discount	602,237	457,000
Short-term convertible notes payable to related parties	624,866	624,866
Customer deposit	11,994	-
Accrued expenses and other	513,769	684,596
Accrued liquidated damages	36,178	36,178
Capital lease payable, short term	189,600	216,721
Derivative liabilities	651,955	742,833
Total Current Liabilities	4,907,342	4,653,672

Long Term Portion of Capital Lease Payable	270,808	264,980

Total Liabilities	5,178,150	4,918,652

Stockholders' Equity (Deficit)
Common Stock, $0.00005; authorized 500,000,000; shares issued and outstanding is 93,797,504 at both March 31, 2016 and December 31, 2015	4,690	4,690
Convertible preferred stock, Series B, $0.01 par value authorized 3,000,000 shares; issued and outstanding 709,625 at both March 31, 2016 and December 31, 2015.	7,096	7,096
Additional paid-in capital	152,817,267	152,853,639
Accumulated deficit	(157,085,867)	(156,429,630)

Total Stockholders' Equity (Deficit)	(4,256,814)	(3,564,205)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$921,336	$1,354,447

 The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Products	$269,018	$214,743
Total revenues	269,018	214,743

COST OF REVENUES:
Products	499,694	394,812
Total cost of revenues	499,694	394,812

GROSS MARGIN (LOSS)	(230,676)	(180,069)

OPERATING EXPENSES:
Selling, general and administrative	435,026	4,874,816
Total operating expenses	435,026	4,874,816

OPERATING LOSS	(665,702)	(5,054,885)

OTHER INCOME (EXPENSES):
Interest expense - other	-	(2,219)
Interest expense - debt	(93,311)	(60,380)
Change in fair value - derivative	102,776	(2,233,776)
Loss on debt conversion	-	(351,314)
Total other income expenses	9,465	(2,647,689)

NET LOSS	$(656,237)	$(7,702,574)

Less Preferred Dividends	88,983	48,617

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(745,220)	$(7,751,191)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.19)

Weighted Average Number of Shares Basic and Diluted	93,797,504	40,092,547

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)
STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(656,237)	$(7,702,574)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options and warrants vested	52,612	3,878,139
Common shares issued for director fees	-	150,000
Amortization of debt discount	678	-
Shares & warrants issued for services	-	104,000
Preferred stock payable for services	-	149,787
Depreciation	27,162	61,714
Change in fair value of derivative liability	(102,776)	2,233,776
Loss on debt conversion	-	351,314
Changes in operating assets and liabilities:
Accounts receivable	91,920	(43,948)
Inventory	7,221	147,298
Prepaid expenses and other assets	23,742	14,412
Account payable, related party	47,998	-
Accounts payable and accrued expenses	(125,385)	(212,068)
CASH USED IN OPERATING ACTIVITIES	(633,065)	(868,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for the purchase of convertible preferred stock	-	605,000
Borrowing on short term debt to unrelated parties	200,000	-
Borrowing on short term non-convertible notes payable to related parties	150,000	-
Principal payments on debt	-	(588,211)
CASH PROVIDED BY FINANCING ACTIVITIES	350,000	16,789
NET DECREASE IN CASH	(283,065)	(851,361)

CASH AT BEGINNING OF PERIOD	309,851	1,027,713
CASH AT THE PERIOD ENDED MARCH 31	$26,786	$176,352

Supplemental Disclosures of Cash Flow Information:
Discount on debt due to derivitives	$11,898	$-
Cash paid during the period for interest	$-	$30,479
Dividends payable declared	$88,983	$48,617
Preferred stock issued for preferred stock payable	$-	$1,010,000
Conversion of debt and interest into preferred stock	$-	$386,375

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC.
 Notes to Financial Statements
March 31, 2016
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Agritech Worldwide, Inc., formerly known as Z Trim Holdings, Inc. (the “Company”), is an agritech company that owns existing, and has developed new products and processes to make use of biomass for uses in the food and industrial markets.  The Company’s food division currently sells a line of products to the food industry that can help food manufacturers reduce their costs and help them solve many production problems.  The Company’s technology provides value-added ingredients across virtually all food industry categories.  The Company’s all-natural products, among other things, help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity – all without degrading the taste and texture of the final food products.  Perhaps most significantly, the Company’s products can help extend the shelf life of finished products, and thereby increase customers’ gross margins.  The Company’s industrial division, opened in 2012, plans to sell eco-friendly ingredients to oil drilling, hydraulic fracturing, petroleum coke, steel/aluminum, paper and other industries.  The Company’s industrial ingredients are highly functional in applications for adhesives, binders, viscofiers and emulsifiers.

The Company was originally incorporated in the State of Illinois on May 5, 1994 under the name Circle Group Entertainment Ltd.  On June 21, 2006, the Company filed a certificate of amendment to our certificate of incorporation and changed its name to Z Trim Holdings Inc. On March 23, 2016, the Company changed its state of incorporation by engaging in a merger (the “Reincorporation”) with and into its newly formed wholly owned subsidiary, Agritech Worldwide, Inc., a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by Z Trim and Agritech on March 18, 2016 (the “Merger Agreement”).  The Reincorporation was consummated on March 23, 2016 and was effectuated by the filing of (i) articles of merger with the Secretary of State of the State of Nevada, and (ii) articles of merger with the Secretary of State of the State of Illinois. The Reincorporation effected a change in the Company’s legal domicile from Illinois to Nevada.  Upon the effectiveness of the Reincorporation the Company’s affairs of ceased to be governed by (i) Illinois corporation laws, (ii) Illinois Articles of Incorporation, and (iii) Illinois Bylaws, and its affairs became subject to (a) Nevada corporation laws, (b) Agritech’s Articles of Incorporation of and (c) Agritech’s Bylaws.  The resulting Nevada corporation (i) is  deemed to be the same entity as the Illinois corporation for all purposes under the laws of Nevada, (ii) continues to have all of the rights, privileges and powers of the Illinois corporation, (iii) continues to possess all properties of the Illinois corporation, and (iv) continues to have all of the debts, liabilities and obligations of the Illinois corporation.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated deficit equal to $157,085,867 as of March 31, 2016. This factor raises substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at March 31, 2016 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results for the three months ended March 31, 2016 may not be indicative of results for the year ending December 31, 2016 or any future periods.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $26,786 in cash at March 31, 2016 and $309,851 at December 31, 2015.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt and convertible preferred stock with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2016, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants and convertible preferred stock to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at March 31, 2016 was $651,955 compared to $742,833 as of December 31, 2015.  The decrease in fair value for the three months ended March 31, 2016 was $90,878 compared to an increase of $2,233,776 for the three months ended March 31, 2015.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities 12/31/2015	$742,833			$742,833	$742,833

Change in derivative liabilities due to Issuance of warrants	11,898	-	-	11,898	$11,898
Change in derivative liabilities valuation	$(102,776)	-	-	(102,776)	$(102,776)
	(90,878)		-	(90,878)	(90,878)

Derivative Liabilities 3/31/2016	$651,955	$-		$651,955	$651,955

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees, directors and related parties, including stock options, restricted stock, employee stock purchases related to employee stock purchase plans and warrants, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock compensation awards of $52,612 and $3,878,139 for the three months ended March 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The adoption of ASU 2015-14is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOTE 4 – INVENTORY

At March 31, 2016 and December 31, 2015, inventory consists of the following:

	3/31/2016	12/31/2015
Raw materials	$15,038	$18,228
Packaging	13,551	4,560
Finished goods	202,454	215,476
	$231,043	$238,264

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31, 2016 and December 31, 2015, property and equipment, net consists of the following:

	3/31/2016	12/31/2015
Leasehold improvements	$3,449	3,449
Capital Lease Asset	514,707	514,707
	$518,156	$518,156
Accumulated depreciation	$(74,085)	$(46,923)
Property and equipment, net	$444,070	$471,233

Depreciation expense was $27,162 and $61,714 for the three months ended March 31, 2016 and 2015, respectively.  During 2016, the Company has not sold any equipment.

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

NOTE 6 – ACCRUED EXPENSES AND OTHER

At March 31, 2016 and December 31, 2015 accrued expenses consist of the following:

	3/31/2016	12/31/2015
Accrued payroll and taxes	$116,176	$166,713
Accrued settlements	102,000	102,000
Accrued interest	281,110	216,071
Accrued expenses and other	14,483	199,812
	$513,769	$684,596

NOTE 7 – SHORT-TERM BORROWINGS TO UNRELATED PARTIES

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

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000. The note matures in six months (March 26, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. On December 23, 2015, the company executed an amendment whereby the maturity date was extended to July 1, 2016.

On December 23, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $500,000. The note matures in twelve months (December 23, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash.

On March 2, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000.  The company recognized and amortized $3,791 of discount as of March 31, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash.  In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 11, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000.  The note matures in one year (March 11, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash.  In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. The company recognized and amortized $3,189 of discount as of March 31, 2016.

Below is a summary of the principal and interest activity for the period ended March 31, 2016:

	Principal	Interest
Balance at December 31, 2015	$750,000	$10,452
Principal advances and accrued interest	200,000	28,058
Principal payments and interest	-	-

Balance at March 31, 2016	$950,000	$38,510

NOTE 8 – SHORT-TERM NONCONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matured in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000.  The note matured in two months (December 23, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $70,000.  The note matured in two months (December 30, 2014) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 3, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $30,000.  The note matured in two months (February 3, 2015) and bears interest at 14% computed based on a 365-day year.  Accrued interest is payable at maturity in cash.   The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $12,000. The note matured on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $25,000. The note matured on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $150,000. The note matured on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000. The note matures in six months (March 26, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash.

On December 23, 2015, the Company executed an amendment to the 14% nonconvertible subordinated secured notes (September 29, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13, 2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to July 1, 2016.

On February 26, 2016 the company executed an amendment to the 14% nonconvertible note (dated September 29, 2015) whereby the maturity date was extended to July 1, 2016.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Morris Garfinkle in the principal amount of $100,000. The company recognized and amortized $2,459 of discount as of March 31, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash.  In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the entity controlled by Mr. Garfinkle. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Dan Jeffery in the principal amount of $50,000. . The company recognized and amortized $2,459 of discount as of March 31, 2016.  The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash.  In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the entity controlled by Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

The outstanding amount of nonconvertible notes payable to a related party was $457,000 at December 31, 2015 and $607,000 at March 31, 2016.   The amount of accrued and unpaid interest was $54,935 on December 31, 2015 and $70,854 on March 31, 2016.

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

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”).  Each Director Note matured in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the Director Note, the director may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under each Director Note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.

On May 12, 2014, the Company issued 14% convertible subordinated secured notes to both Mo Garfinkle and CKS Warehouse in the principal amount of $75,000 each.  Both notes matured in two years (May 12, 2016) and bear interest at 14% computed on a 365-day year.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of each note, Mr. Garfinkle and CKS Warehouse may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under each note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note.

On July 15, 2014, the Company entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable.  The note matured in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors.  On August 6, 2014 this note was rolled into the $264,000 convertible subordinated secured note discussed below.

On August 6, 2014, the Company issued a 14% convertible subordinated secured note to Edward B. Smith in the principal amount of $264,000.  The note matured in two years (August 6, 2016) and bears interest at 14% computed on a 365-day year.  Under this note Mr. Smith had provided $200,000 of cash as of August 6, 2014 and the parties agreed to include the unsecured funds in the amount of $64,000 provided by Mr. Smith on July 15, 2014 and include those amounts as part of this subordinated secured transaction.  The loan agreement executed by the parties on July 15, 2014 is now null and void.  Accrued interest is payable at maturity in shares of the Company’s common stock.  At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company.  The conversion price under this note is $1.00.  The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units, (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer and a director, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel (directors of the Company at the time of the exchange), in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

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

On December 23, 2015, the Company executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to July 1, 2016.

The outstanding amount of convertible notes payable to related parties was $624,866 at March 31, 2016 and December 31, 2015.  The amount of accrued and unpaid interest was $171,746 at March 31, 2016.

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

Our derivative liabilities decreased to $651,955 at March 31, 2016 from $742,833 at December 31, 2015.  The income recognized during the first quarter ended March 31, 2016 was $102,776 as compared to an expense of $2,233,776 for the three months ended March 31, 2015.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2016 and December 31, 2015:

Components of derivative financial instruments
	3/31/2016	12/31/2015
Common stock warrants	$540,063	$130,028
Embedded conversion features for convertible debt or preferred shares	111,892	612,805

Total	$651,955	$742,833

Beginning balance	$742,833	$20,166
Change in derivative liability valuation	(102,776)	1,265,611
Change in derivative liability - warrant issuance	11,898	(542,944)

Total	$651,955	$742,833

NOTE 12 – COMMON STOCK

Common Stock Issued to Directors

On February 24, 2015, the Company issued 576,924 shares of common stock to its three non-executive directors at such time (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffery. The Company recognized a total expense of $150,000 related to these issuances.  These shares were valued based on the closing price on the grant date.

On January 2, 2015, the Company issued 285,716 shares of common stock to its four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward Smith III. The Company recognized a total expense of $160,001 related to these issuances.  These shares were valued based on the closing price on the grant date.

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the three month periods ended March 31, 2016 and 2015, respectively, there were no warrants or options exercised for cash.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the three months ended March 31, 2016 and 2015, respectively, the Company did not issue any shares of common stock on the cashless exercise of warrants or options.

Common Stock Issued for Services

On March 1, 2015, the Company entered into a Business Development Agreement with Steeltown Consulting Group, LLC, pursuant to which Steeltown agreed to assist in evaluating various business and financial matters.  The Company issued 400,000 restricted shares of common stock as consideration for the services being rendered in this agreement.  The common stock was valued at $104,000 based on the closing prices of the stock on the date the agreement was executed.  This agreement terminated on March 1, 2016.

There were no shares issued for services during the quarter ended March 31, 2016.

NOTE 13 – PREFERRED STOCK

Preferred Stock Issued to Investors

On January 8, 2015, the Company  entered into agreements to sell an aggregate of 260,000 Units to eight (8) accredited investors at a price per Unit of $4.00 for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company issued in the initial closing of 260,000 Units Additional Warrants that are exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.  As a result, 260,000 shares of Preferred Stock were issued.

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units , 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer and director, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491of principal and interest on notes.

The fair value of the Preferred Shares issued with the Units above was calculated using multinomial lattice models that valued the Preferred Shares based on a probability weighted discounted cash flow model. The assumptions used to determine the fair value included the holder of the preferred stock would convert the preferred stock once the stock price exceeded the exercise price, the historical annual volatility of the Company’s stock price was 119% and the weighted cost of capital for the Company was 16.93%. As a result of the conversion of convertible debt into Units, the Company recorded a loss on debt conversion of $351,314.

On February 9, 2015, the Company closed a second round of its private placement offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 Units all pursuant to separate Securities Purchase Agreements entered into with each investor (the “Securities Purchase Agreements”). In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share. The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock.

The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Certificate of Designations and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Certificate of Designations, have anti- dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances.

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

On May 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until October 14, 2015. The parties agreed and the Company delivered to the landlord 8,010 Preferred Shares and agreed to issue 68,566 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share. The Company recorded additional rent expense of $48,060.

On May 12, 2015, the Company agreed to issue 12,500 shares of 12.5% Convertible Preferred Stock and 107,000 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share in satisfaction of outstanding accounts payable due to a vendor. The outstanding balance due to this vendor was $60,885. The Company recognized a loss of $13,990 as a result of the conversion.

As of March 31, 2016, the Company had accrued dividends of $369,368.   As of December 31, 2015, the Company had accrued dividends of $280,675.

NOTE 14 – STOCK OPTION PLAN AND WARRANTS

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of March 31, 2016 and December 31, 2015 is as follows:

	3/31/2016		12/31/2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,103,275	$0.78	11,033,675	$1.05
Granted	-		6,299,600	$0.29
Exercised	-		-
Expired and Cancelled	(2,074,848)	$0.31	(6,230,000)	$0.77
	9,028,427	$0.86	11,103,275

Outstanding, end of period	9,028,427	$0.86	11,103,275	$0.78

Exercisable at end of period	9,028,427	$0.86	10,328,925	$0.82

During the three months ended March 31, 2016 and March 31, 2015, the Company did not grant any stock options to the employees.

During the three months ended March 31, 2016 and March 31, 2015, there were no stock options exercised either for cash or on a cashless basis.

Stock options outstanding at March 31, 2016 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.01 - $1.50	7,396,093	3.0	$0.65	7,396,093
$1.51 - $3.00	1,507,334	2.3	$1.67	1,507,334
$3.01 - $5.00	125,000	2.1	$3.11	125,000
	9,028,427	2.8	$0.86	9,028,427

Warrants

As of March 31, 2016, the Company had warrants outstanding to purchase 52,357,780 shares of the Common Stock, at prices ranging from $0.35 to $0.64 per share.  These warrants expire at various dates through March 2021.  The summary of the status of the warrants issued by the Company as of March 31, 2016 and December 31, 2015 are as follows:

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)
SUMMARY OF WARRANTS

	3/31/2016		12/31/2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	50,957,780	$0.52	16,446,351	$1.44
Granted	1,400,000	$0.64	87,825,204	$0.42
Exercised	-	$-	(53,095,204)	$0.66
Cashless Exercises	-	$-	-	-
Expired and Cancelled			(218,571)	$0.66
	52,357,780	$0.52	50,957,780	$0.52

Outstanding, end of period	52,357,780	$0.52	50,957,780	$0.52

Exercisable at end of period	52,357,780	$0.52	50,957,780	$0.52

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015.  Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes.  The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015.  Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its Preferred Shares which shares are convertible to common stock at the landlord’s option at .088 per preferred share.  Also the Company issued a five year warrant to the landlord to purchase 171,454 shares of Common Stock at $0.64 per share.

On January 8, 2015, in conjunction with the sale of units consisting of convertible preferred stock, Agritech Worldwide, Inc.  (the “Company”), issued warrants (the “Initial Warrant”) to acquire 8.56 shares of the Company’s common stock at an exercise price of $0.64 per share.  In addition, the Company agreed to issue to each of the investors in the first round of financing an  additional warrant to acquire (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Common Stock at an exercise price of $0.64 per share.  The Additional Warrants issued are exercisable for an aggregate of 946,400 shares of the Common Stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.

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

On February 9, 2015, the Company closed a second round of a private placement offering in which investors received the Initial Warrants to acquire 8.56 shares of the Common Stock at an exercise price of $0.64 per share all pursuant to separate Securities Purchase Agreements entered into with each investor (the “Securities Purchase Agreements”).  In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Common Stock at an exercise price of $0.64 per share.  The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Common Stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Common Stock. The sale was part of a private placement offering (the “Offering”) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000).  Prior to the second closing, the Company raised gross proceeds of $1,040,000 in the initial closing of the Offering issued Initial Warrants to acquire 2,225,600 shares of common stock and Additional Warrants to acquire 946,400 shares of common stock.   The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

The fair values for the Company’s derivative liabilities related to the Warrants (5 year warrants at $1.00, $0.35, $0.64, and $0.088 with a full reset feature) issued is $1,247,999. The derivative instruments were valued as of March 31, 2016 with the following assumptions:

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

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014) an offer to participate in a warrant exchange program whereby each warrant holder was able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti- dilution rights on a one- time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti- dilution provisions resulting from the January 8, 2015 private placement.

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

On May 14, 2015 the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s CEO and largest shareholder, Edward B. Smith III) pursuant to which E.B. Smith Jr. agreed to provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share. The warrants vested 450,000 shares upon the mutual execution of the agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.6%. In 2015 the Company recognized an expense of $117,642.

On May 14, 2015 the Company entered into a consulting agreement with Terme Bancorp pursuant to which Terme Bancorp agreed to provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by Terme Bancorp, the Company issued warrants to purchase 1,250,000 shares of Common Stock at $0.35 per share. The warrants vested 750,000 shares upon the mutual execution of this agreement and then in 250,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.60%. In 2015 the Company recognized an expense of $197,075.

On October 2, 2015, the Company issued a warrant to acquire 250,000 shares of the Common Stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $250,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On December 23, 2015, the Company issued a warrant to acquire 500,000 shares of the Common Stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $500,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

There were no warrants exercised either for cash or on a cashless basis.

NOTE 15 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and distributors.  There were three significant customers who accounted for 28%, 11% and 9% of total sales for the three months ended March 31, 2016.  Further, three significant customers accounted for 27%, 24% and 10% of the total accounts receivable for the three months ended March 31, 2016.

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

The lease is currently on a month to month basis.  Monthly rental payments are $17,542, inclusive of property taxes.  We believe we will be successful in negotiating a new lease with the landlord.

For the three months ended March 31, 2016 and 2015, the Company recognized rent expense of $70,168 and $216,133, respectively.

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

NOTE 18 – RELATED PARTY TRANSACTIONS

Effective January 1, 2015, the Company entered into a Consulting Agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting agreed to provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities.  In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of Common Stock at $0.35 per share.  The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement.  The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%.  For the three months ended March 31, 2015 the Company recognized compensation expense of $128,880.  The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital.

On January 8, 2015, the Company, entered into agreements to sell an aggregate of 260,000 Units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) In addition, the Company issued Additional Warrants exercisable for an aggregate of 946,400 shares of the Company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

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

On February 24, 2015, the Company issued 576,924 shares of common stock to its then three non-executive directors (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffery. The Company recognized a total expense of $150,000 related to these issuances.  These shares were valued based on the closing price on the grant date.

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

On April 8, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $500,000. The note matures in one year (April 8, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 2,000,000 shares of the Common Stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 22, 2016, the Company purchased 4,610,178 warrants from their holders for an aggregate price of $122,805.

On April 28, 2016, the Company issued a 14% senior unsecured note to an entity related to Dan Jeffery in the principal amount of $50,000. The note matures in one year (April 28, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 150,000 shares of the Common Stock at an exercise price of $0.64 per share to the entity related to Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

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

In addition, see Risk Factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a further discussion of some of the factors that could affect future results.

The following discussion is intended to assist in understanding the financial condition and results of operations of Agritech Worldwide, Inc. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q.

Unless the context requires otherwise, in this report, the “Company,” “Agritech,” “Agritech Worldwide,” “we,” “us” and “our” refer to Agritech Worldwide, Inc.

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

In July 2012, we opened an industrial products division focusing on the manufacture, marketing and sales of products designed specifically for industrial applications, including oil drilling fluids, petroleum coke, charcoal briquettes, hydraulic fracturing, and paper and wood adhesives.  When used in industrial operations, we believe that our  products can reduce costs, enhance supply-chain reliability, limit environmental impact, and improve finished product quality compared to current products such as guar gum, xanthan gum, CMC, lignosulfonates and starches used as binders, adhesives, viscofiers or emulsifiers. In January 2013, we entered into a joint development agreement with Newpark Drilling Fluids LLC, a subsidiary of Newpark Resources, Inc., to develop new, environmentally-friendly drilling fluids that incorporate our  proprietary industrial materials that could replace products such as guar and xanthan gums in drilling applications. To date, we have not derived any revenue from our industrial products division.

Going Concern

For the three months ended March 31, 2016, we incurred a net loss of $656,237 and had an accumulated deficit of $157,085,867. We incurred a net loss of $23,976,431 for the twelve months ended December 31, 2015, and had an accumulated deficit of $156,429,630.  As of March 31, 2016, we had cash and cash equivalents in the amount of $26,786 and total liabilities of $5,178,150.  As of December 31, 2015, we had cash and cash equivalents in the amount of $309,851 and total liabilities in the amount of $4,918,652. We also had a working capital deficit of $4,461,269 and $3,801,651 as of March 31, 2016 and December 31, 2015, respectively. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond.   As of the date of this quarterly report, we had not generated sufficient revenues to meet our cash flow needs.  As of December 31, 2015, our current cash on hand is insufficient for us to be able to maintain our operations at the current level through June 30, 2016. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of your investment.

Reincorporation

We were originally incorporated in the State of Illinois on May 5, 1994 under the name Circle Group Entertainment Ltd.  On June 21, 2006, we filed a certificate of amendment to our certificate of incorporation and changed our name to Z Trim Holdings Inc. On March 23, 2016, we changed our state of incorporation by engaging in a merger (the “Reincorporation”) with and into our newly formed wholly owned subsidiary, Agritech Worldwide, Inc., a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by Z Trim and Agritech on March 18, 2016 (the “Merger Agreement”).  The Reincorporation was consummated on March 23, 2016 and was effectuated by the filing of (i) articles of merger with the Secretary of State of the State of Nevada, and (ii) articles of merger with the Secretary of State of the State of Illinois. The Reincorporation effected a change in our legal domicile form Illinois to Nevada.  Upon the effectiveness of the Reincorporation our affairs of ceased to be governed by (i) Illinois corporation laws, (ii) our Articles of Incorporation, and (iii) our Bylaws, and our affairs became subject to (a) Nevada corporation laws, (b) Agritech’s Articles of Incorporation of and (c) Agritech’s Bylaws.  The resulting Nevada corporation is (i) be deemed to be the same entity as the Illinois corporation for all purposes under the laws of Nevada, (ii) continue to have all of the rights, privileges and powers of the Illinois corporation, (iii) continue to possess all properties of the Illinois corporation, and (iv) continues to have all of the debts, liabilities and obligations of the Illinois corporation.

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Revenues for the first quarter of 2016 increased approximately 25% as compared to revenues for the first quarter of 2015 due to a change in the ordering pattern of several customers that shifted orders from the second to the first quarter of this year.

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

We used the net proceeds of the above-described offering (the “Offering”) for working capital and general corporate purposes, including without limitation, to repay certain loans. The Offering is part of a private placement offering in which the Company offered for sale on a “best efforts–all or none” basis up to 250,000 units (gross proceeds of $1,000,000, including the principal amount of bridge notes exchanged for Units, and on a “best efforts” basis the remaining 4,750,000 Units for a maximum of 5,000,000 Units (gross proceeds of $20,000,000).

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

After the Reincorporation, each outstanding Preferred Share continued to be an outstanding share of the Nevada corporation’s preferred stock. The following is a summary of material provisions of the Preferred Shares as set forth in the Certificate of Designations

The Preferred Shares are nonvoting, accrue dividends at the rate per annum equal to 12.5% of the sum of (i) the Stated Value (which initially is $4.00) until the Maturity Date as defined in the Statement of Resolution Establishing Preferred Shares and (ii) the amount of accrued and unpaid dividends payable, are convertible into shares of common stock at the option of the holder as described in the Statement of Resolution Establishing Preferred Shares, have anti- dilution protection, registration rights, may be redeemed under certain circumstances, liquidation preference, protective provisions and board rights under certain circumstances

Board of Directors and Management Changes

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

Results of Operations

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Revenues

Revenue for the three months ended March 31, 2016 was $269,018, as compared to revenue of $214,743 for the three months ended March 31, 2015, an increase of 25%.  Our revenue for the three months ended March 31, 2016 and 2015 was entirely attributable to product sales.   The increase in sales in the current year’s period was due to customers that shifted orders from the second to the first quarter of this year.   Our ability to generate increased revenue in future reporting periods will be dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process  to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended March 31, 2016 and 2015 was $499,694 and $394,812, respectively, an increase of $104,882 or 27%.  The increase in costs of goods sold in the current year’s period was attributable to increased production. We believe that sustained increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and reduce the cost of goods sold in the future to improve margins.

Gross Margin (Loss)

Gross loss for the three months ended March 31, 2016 was $230,676, compared to a gross loss of $180,069, for the three months ended March 31, 2015.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Selling, General and Administrative Expenses

Operating expenses for the three months ended March 31, 2016 were $435,026 a decrease of $4,439,790 over the comparable period ended March 31, 2015 of $4,874,816.  The decrease was primarily due to a decrease in stock based compensation.

The components of selling, general and administrative expenses for the quarters ended March 31, 2016 and 2015 respectively are as follows:

Selling, General and Administrative Expenses:

	3/31/2016	3/31/2015
Stock based compensation expenses	52,612	3,749,259
Salary expenses	154,381	303,883
Professional fees	108,754	110,436
Directors fees	-	150,000
Other	119,279	561,238

	$435,026	$4,874,816

The decrease in salary and employee benefits to $154,381 for the three months ended March 31, 2016 from $303,883 for the three months ended March 31, 2015 is attributable to fewer employees.  Stock based compensation decreased by $3,696,647 in 2016 as compared to 2015 as a result of warrants awarded as compensation, in 2015, to Morris Garfinkle, Chairman of the Board and Edward B. Smith,III, CEO of the Company. Other expenses decreased by $441,959, as a result of additional rent expense recognized in 2015 relating to preferred stock and warrants issued to the landlord and higher consulting fees relating to warrants issued to Jeffery Consulting.

Operating Loss

The operating loss for the three months ended March 31, 2016 decreased to $665,702 compared to a loss of $5,054,885 for the three months ended March 31, 2015 due to the reasons described above.

Other Income (Expenses)

Other income for the three months ended March 31, 2016 was $9,465 as compared to other expense of $2,647,689 for the three months ended March 31, 2015. The change was primarily due to the large expense, in 2015, related to the derivative liability valuation of $2,233,776 and the recognition, during the first three months of 2015, of a loss of $351,314 relating to the conversion of notes payable into units of preferred stock and warrants. Interest expense related to debt in the three months ended March 31, 2016 was $93,311 compared to $60,380 for the prior year.

Net Loss

As a result of the above, for the three months ended March 31, 2016, we reported a net loss of $656,237 as compared to a net loss of $7,702,574 for the three months ended March 31, 2015.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended March 31, 2016 was $0.01 as compared to the basic and diluted net loss per share of $0.19 for the three months ended March 31, 2015.  The per share results were impacted by the decrease in the Operating Loss and Other Expenses as discussed above and the significant increase in the average number of shares outstanding in 2016 compared to 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had a cash balance of $26,786, a decrease from a balance of $309,851 at December 31, 2015.  At March 31, 2016, we had working capital deficit of $4,461,269 as compared to working capital deficit of $3,801,651 as of December 31, 2015.  The decrease in working capital primarily resulted from the decreases in cash, and increased short-term borrowings. As of May 11, 2016, we had a cash balance of $148,721.51.

Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities.   We continue to explore additional equity and debt funding however, there can be no assurance that we will be successful in raising all of the additional funding that it is seeking or that such amount will be sufficient for our needs.  As of the date of our most recent audit, for the fiscal year ended December 31, 2015, we had not generated sufficient revenues to meet our cash flow needs.  Our current cash on hand is insufficient for us to be able to maintain our operations at the current level through June 30, 2016. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of our security holders’ investment.

Certain of our Preferred Shares and warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements.  Our derivative liabilities decreased to $651,955 at March 31, 2016 from $2,253,942 at March 31, 2015.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $283,065 net decrease in cash during the three months ended March 31, 2016 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the sources and uses of cash for the three month periods ended March 31:

	2016	2015
Cash used in operating activities	$(633,065)	$(868,150)
Cash provided by investing activities	-	-
Cash provided by financing activities	350,000	16,789

Increase (decrease) in cash	$(283,065)	$(851,361)

Cash used in operating activities was $633,065 during the three month period ended March 31, 2016, compared to $868,150 in the three month period ended March 31, 2015.  Net losses of $656,237 and $7,702,574 for the three months ended March 31, 2016 and 2015, respectively, were the primary reasons for our negative operating cash flow in both periods.  During three months ended March 31, 2015 our negative operating cash flow was significantly offset by the effects of non-cash charges to income including stock-based compensation, shares issued for directors fees and depreciation.

No cash was provided by or used in investing activities in either period.

Cash provided by financing activities was $350,000 in the three month period ended March 31, 2016, compared to $16,789 during the three month period ended March 31, 2015.  Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity. During the three months ended March 31, 2016, we raised $350,000 from the issuance of short term non-convertible notes. During the first three months of 2015, we raised $605,000 in the sale of Units consisting of Preferred Shares and warrants mostly offset by the payoff of short term borrowings from Fordham Capital. On March 24, 2015 we made a final payment of principal and interest in the amount of $570,449 to Fordham Capital Partners in satisfaction of the Amended and Restated Equipment Revolving Note dated July 16, 2014.

Commitments/Contingencies:

As of March 31, 2016, we had outstanding non-convertible notes in the aggregate principal amount of $607,000 due to related parties that mature within one year.

We also have a non-convertible note in the principal amount of $250,000 payable to an unrelated party that is due July 1, 2016 and a non-convertible note in the principal amount of $500,000 payable to an unrelated party that is due December 23, 2016.

In addition, we have outstanding convertible notes payable to related parties in the principal amount of $624,866 at March 31, 2016.

The amount of accrued and unpaid interest was $281,110 at March 31, 2016.

Capital Expenditures. At March 31, 2016, we have no material commitments for capital expenditures.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based primarily on the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, where management identified material weaknesses consisting of ineffective controls over (i) the control environment, (ii) financial statement disclosure; and (iii) financial reporting, and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Remediation of Material Weaknesses

As discussed above, as of December 31, 2015, we identified material weaknesses in our internal control over financial reporting primarily due to us not having developed accounting policies and procedures and effectively communicating the same to our employees.  Management plans to address these weaknesses by providing future investments in the continuing education of our accounting and financial professionals.

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

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Information and Results of Operations in Part I, Item 2, see the “Risk Factors” section set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.  Except as set forth below, there has been no material changes to the risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015.

We have a history of operating losses and cannot guarantee profitable operations in the future. Failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We incurred a net loss of $656,237 for the three months ended March 31, 2016, and had an accumulated deficit of $157,085,867.  We incurred a net loss of $23,976,431 for the twelve months ended December 31, 2015, and had an accumulated deficit of $156,429,630.

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

As of March 31, 2016, we had cash in the amount of $26,786 and total liabilities in the amount of $5,178,150. We also had a working capital deficit of $4,461,269 as of March 31, 2016. As of December 31, 2015, we had cash in the amount of $309,851 and total liabilities in the amount of $4,918,652. We also had a working capital deficit of $3,801,651 as of December 31, 2015. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond.  Our current cash on hand is insufficient for us to be able to maintain its operations at the current level through June 30, 2016.  In order to continue to pursue our business plan, we will require additional funding. If we are not able to secure additional funding, the implementation of our business plan will be delayed and its ability to maintain or expand operations will be impaired. We intend to secure additional funding through debt or equity financing arrangements, increased sales generated by operations and reduced expenses.

Our ability to repay our loans is predicated on future sales growth and generating positive cash flow from the business or securing other financing.

As of March 31, 2016, we had total liabilities of $5,178,150, which includes $2,170,646 of short term notes net of discount. As of December 31, 2015, we had total liabilities of $4,918,652, which includes $1,831,866 of short term notes.   The amount of revenues generated by the business has been insufficient to support ongoing daily operations.  Previously, we had to rely on new equity or debt financing in order to satisfy other financing incurred by us.  Our current cash balance as of May 11, 2016 of $148,721.51 will not be sufficient to repay the loans and support our continuing operations as planned. There are no assurances that we will secure additional debt or equity financing in order to pay off the loans and support our continuing operations as planned.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2016, we issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, we issued a warrant to acquire 400,000 shares of the Common Stock an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 11, 2016, we issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000. The note matures in one year (March 11, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, we issued a warrant to acquire 400,000 shares of the Common Stock at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, we issued a 14% senior unsecured note to an entity controlled by Morris Garfinkle in the principal amount of $100,000. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, we issued a warrant to acquire 400,000 shares of the Common Stock at an exercise price of $0.64 per share to the entity controlled by Mr. Garfinkle. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, we issued a 14% senior unsecured note to an entity controlled by Dan Jeffery in the principal amount of $50,000. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, we issued a warrant to acquire 200,000 shares of the Common Stock,at an exercise price of $0.64 per share to the entity controlled by Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 7, 2016, we issued 14% senior unsecured notes to two accredited investors in the total principal amount of $100,000. The notes mature in one year (April 7, 2017) and bear interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued warrants to acquire a total of 400,000 shares of the Common Stock,  at an exercise price of $0.64 per share to the two accredited investors. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 8, 2016, we issued a 14% senior unsecured note to an accredited investor in the principal amount of $500,000. The note matures in one year (April 8, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 2,000,000 shares of the Common Stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 28, 2016, the Company issued a 14% senior unsecured note to an entity related to Dan Jeffery in the principal amount of $50,000. The note matures in one year (April 28, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 150,000 shares of the Common Stock at an exercise price of $0.64 per share to the entity related to Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX
AGRITECH WORLDWIDE, INC.
Form 10-Q for Quarter Ended March 31, 2016

Exhibit Number	Description

2.1
Form of Agreement and Plan of Merger, dated March 18, 2016, by and between Z Trim Holdings, Inc. and Agritech Worldwide, Inc. (incorporated by reference to Exhibit B to the definitive proxy statement on Schedule 14C filed by Z Trim Holdings, Inc. on November 30, 2015)

3.1
Articles of Incorporation of Agritech Worldwide, Inc., a Nevada corporation (incorporated by reference to Exhibit C to the definitive proxy statement on Schedule 14C filed by Z Trim Holdings, Inc. on November 30, 2015)

3.2	Bylaws of Agritech Worldwide, Inc., a Nevada corporation (incorporated by reference to Exhibit D to the definitive proxy statement on Schedule 14C filed by Z Trim Holdings, Inc. on November 30, 2015)

10.1
Amended and Restated Incentive Compensation Plan, as amended (incorporated by reference to Exhibit F to the definitive proxy statement on Schedule 14C filed by Z Trim Holdings, Inc. on November 30, 2015)

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

AGRITECH WORLWIDE, INC.
(Registrant)

Date: May 12, 2016	/s/ Edward B. Smith, III
Edward B. Smith, III
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	/s/ Donald G. Wittmer
Donald G. Wittmer
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)