Form 10-Q
period 2016-06-30
Agritech Worldwide, Inc.
filed 2016-08-22
CIK 1052257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-27841

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 22, 2016
Common Stock, $0.00005 par value	101,878,858

AGRITECH WORLDWIDE, INC.

 FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

BALANCE SHEET

	Unaudited
	6/30/2016	12/31/2015

ASSETS

Current Assets
Cash and cash equivalents	$21,825	$309,851
Accounts receivable	53,318	248,348
Inventory	164,332	238,264
Prepaid expenses and other assets	1,000	55,558

Total current assets	240,475	852,021

Long Term Assets
Property and equipment, net of depreciation	418,335	471,233
Other assets	15,800	31,193

Total long term assets	434,135	502,426

TOTAL ASSETS	$674,610	$1,354,447

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	1,165,041	$1,141,478
Short-term notes payable to unrelated parties, net of discount	928,862	750,000
Short-term non-convertible notes payable to related parties, net of discount	1,247,068	457,000
Short-term convertible notes payable to related parties	624,866	624,866
Accrued expenses and other	621,078	684,596
Accrued liquidated damages	36,178	36,178
Capital lease payable, short term	436,695	216,721
Derivative liabilities	496,247	742,833
Total Current Liabilities	5,556,035	4,653,672

Long Term Portion of Capital Lease Payable	-	264,980

Total Liabilities	5,556,035	4,918,652

Stockholders' Equity (Deficit)
Common Stock, $0.00005; authorized 500,000,000; shares issued and outstanding is 101,878,858 and 93,797,504 at June 30, 2016 and December 31, 2015, respectively	5,094	4,690
Convertible preferred stock, Series B, $0.01 par value authorized 3,000,000 shares; issued and outstanding 709,625 at both June 30 and December 31, 2015.	7,096	7,096
Additional paid-in capital	152,851,978	152,853,639
Accumulated deficit	(157,745,593)	(156,429,630)

Total Stockholders' Equity (Deficit)	(4,881,425)	(3,564,205)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$674,610	$1,354,447

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30th,		June 30th,
	2016	2015	2016	2015
REVENUES:
Products	$283,411	$401,088	$552,429	$615,831
Total revenues	283,411	401,088	552,429	615,831

COST OF REVENUES:
Products	285,984	579,728	785,678	974,540
Total cost of revenues	285,984	579,728	785,678	974,540

GROSS MARGIN (LOSS)	(2,573)	(178,640)	(233,249)	(358,709)

OPERATING EXPENSES:
Selling, general and administrative	693,058	1,233,655	1,128,084	6,108,471
Total operating expenses	693,058	1,233,655	1,128,084	6,108,471

OPERATING LOSS	(695,631)	(1,412,295)	(1,361,333)	(6,467,180)

OTHER INCOME (EXPENSES):
Interest expense - other	-	(2,457)	-	(4,676)
Interest expense - debt	(121,862)	(31,883)	(215,173)	(92,263)
Change in fair value - derivatives	157,767	811,468	260,543	(1,422,308)
Loss on settlement with vendor	-	(13,990)	-	(13,990)
Loss on debt conversion	-	-	-	(351,314)
Loss on exchange of warrants	-	(12,959,654)	-	(12,959,654)
Total other income expenses	35,905	(12,196,516)	45,370	(14,844,205)

NET LOSS	$(659,726)	$(13,608,811)	$(1,315,963)	$(21,311,385)

Less Preferred Dividends	93,958	67,462	182,941	116,079

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(753,684)	$(13,676,273)	$(1,498,904)	$(21,427,464)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.34)	$(0.02)	$(0.53)

Weighted Average Number of Shares Basic and Diluted	97,793,778	40,711,778	95,795,641	40,403,873

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED June 30th	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,315,963)	$(21,311,385)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options and warrants vested	285,765	4,234,217
Common shares issued for director fees	-	150,000
Amortization of debt discount	1,656	-
Shares & warrants issued for services	-	104,000
Preferred stock payable for services	-	210,672
Preferred stock to be issued for services	-	48,060
Warrants issued expense	-	259,662
Depreciation	49,449	123,364
Change in fair value of derivative liability	(246,586)	1,422,308
Loss on exchange of warrants	-	12,959,654
Loss on debt conversion	-	351,314
Loss on settlement with vendor	-	13,990
		-
Changes in operating assets and liabilities:
Accounts receivable	195,030	(148,875)
Inventory	73,933	385,335
Prepaid expenses and other assets	(69,951)	41,382
Accounts payable and accrued expenses	(216,352)	(48,684)
CASH USED IN OPERATING ACTIVITIES	(1,243,019)	(1,204,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease	(45,007)	-
Proceeds for the purchase of convertible preferred stock	-	630,000
Borrowing on short term debt to unrelated parties	800,000	150,000
Borrowing on short term debt to related parties	200,000	-
Borrowing on short term non-convertible notes payable to related parties	-	12,000
Principal payments on debt	-	(588,211)
CASH PROVIDED BY FINANCING ACTIVITIES	954,993	203,789
NET DECREASE IN CASH	(288,026)	(1,001,197)

CASH AT BEGINNING OF PERIOD	309,851	1,027,713
CASH AT THE PERIOD ENDED June 30th	$21,825	$26,516

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$50,681	$30,479
Discount on debt due to derivatives	$32,726	$-
Preferred dividends payable declared	$182,941	$116,079
Preferred stock issued for preferred stock payable	$-	$1,010,000
Conversion of debt and interest into preferred stock	$-	$386,375
Reclassification of notes from unrelated to related	$600,000	$-
Warrants to be exchanged for common stock	$-	$542,944

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC.

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Agritech Worldwide, Inc., formerly known as Z Trim Holdings, Inc. (the “Company”), is an agricultural technology company that owns and develops products and processes for use in the food and industrial markets. The Company currently sells a line of products to the food industry that can help food manufacturers reduce their costs and help them solve many production problems. The Company’s technology provides value-added ingredients across virtually all food industry categories. The Company’s all-natural products, among other things, help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity – all without degrading the taste and texture of the final food products. Perhaps most significantly, the Company’s products can help extend the shelf life of finished products, and thereby potentially increasing customers’ gross margins. The Company’s industrial division, opened in 2012, plans to sell eco-friendly ingredients to oil drilling, hydraulic fracturing, petroleum coke, steel/aluminum, paper and other industries. The Company’s industrial ingredients are highly functional in applications for adhesives, binders, viscofiers and emulsifiers.

The Company was originally incorporated in the State of Illinois on May 5, 1994 under the name Circle Group Entertainment Ltd. On June 21, 2006, the Company filed a certificate of amendment to our certificate of incorporation and changed its name to Z Trim Holdings Inc. On March 23, 2016, the Company changed its state of incorporation by engaging in a merger (the “Reincorporation”) with and into its newly formed wholly owned subsidiary, Agritech Worldwide, Inc., a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by Z Trim and Agritech on March 18, 2016 (the “Merger Agreement”). The Reincorporation was consummated on March 23, 2016 and was effectuated by the filing of (i) articles of merger with the Secretary of State of the State of Nevada, and (ii) articles of merger with the Secretary of State of the State of Illinois. The Reincorporation effected a change in the Company’s legal domicile from Illinois to Nevada. Upon the effectiveness of the Reincorporation the Company’s affairs ceased to be governed by (i) Illinois corporation laws, (ii) Illinois Articles of Incorporation, and (iii) Illinois Bylaws, and its affairs became subject to (a) Nevada corporation laws, (b) Agritech’s Articles of Incorporation of and (c) Agritech’s Bylaws. The resulting Nevada corporation (i) is deemed to be the same entity as the Illinois corporation for all purposes under the laws of Nevada, (ii) continues to have all of the rights, privileges and powers of the Illinois corporation, (iii) continues to possess all properties of the Illinois corporation, and (iv) continues to have all of the debts, liabilities and obligations of the Illinois corporation.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit equal to $157,745,593 as of June 30, 2016. This factor raises doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at June 30, 2016 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results for the three or six months ended June 30, 2016 may not be indicative of results for the year ending December 31, 2016 or any future periods.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt and convertible preferred stock with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2016, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level one — Quoted market prices in active markets for identical assets or liabilities
●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants and convertible preferred stock to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at June 30, 2016 was $496,247 compared to $742,833 as of December 31, 2015. The decrease in fair value for the six months ended June 30, 2016 was $246,586 compared to an increase of $879,364 for the six months ended June 30, 2015. Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities 12/31/2015	$742,833	$-	$-	$742,833	$742,833

Change in derivative liabilities due to:
Issuance of warrants	32,726	-	-	32,726	$32,726
Settlements	(18,769)	-	-	(18,769)	$(18,769)
Change in derivative liabilities valuation	$(260,543)	-	-	(260,543)	$(260,543)
	(246,586)	-	-	(246,586)	(246,586)

Derivative Liabilities 6/30/2016	$496,247	$-	$-	$496,247	$496,247

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees, directors and related parties, including stock options, restricted stock, employee stock purchases related to employee stock purchase plans and warrants, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock compensation awards of $285,765 and $4,234,217 for the six months ended June 30, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The adoption of ASU 2015-14 is not expected to have a material effect on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued Topic 842, its highly-anticipated leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. At inception, a lessee must classify all leases as either finance or operating. The Company intends to adopt Topic 842 upon extension of the current lease or upon entering into a new lease agreement for alternative facilities. The Company is investigating the effect of adoption of Topic 842 on its results of operations and financial condition. However, it is not anticipated that adoption of Topic 842 will have a material impact on the results of operations or financial condition of the Company.

NOTE 4 – INVENTORY

At June 30, 2016 and December 31, 2015, inventory consists of the following:

	6/30/2016	12/31/2015
Raw materials	$23,052	$18,228
Packaging	6,057	4,560
Finished goods	135,223	215,476
	$164,332	$238,264

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At June 30, 2016 and December 31, 2015, property and equipment, net consists of the following:

	6/30/2016	12/31/2015
Leasehold Improvements	$-	$3,449
Capital Lease Assets	514,707	514,707
	514,707	518,156
Accumulated depreciation	(96,371)	(46,923)
Property and equipment, net	$418,336	$471,233

Depreciation expense was $49,449 and $123,364 for the six months ended June 30, 2016 and 2015, respectively. During 2016, the Company has not sold any equipment and it amortized $3,449 of leasehold improvements.

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $514,707. From the proceeds of the sale, the Company repaid outstanding borrowings of $200,000 due to Fordham Capital plus accrued interest of $3,112, franchise taxes of $96,542 and a security deposit of $15,800 related to the equipment lease. The Company recognized a loss on the sale of $574,331. Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000. The Equipment Lease Agreement includes customary events of default, including non- payment by the Company of the monthly lease payments and the payment of penalties upon such late payments. The equipment lease is secured by all of the assets of the Company. The Company received cash proceeds of $172,911 from the Purchase Agreement after paying off the obligations described above. These proceeds were used for general corporate purposes.

NOTE 6 – ACCRUED EXPENSES AND OTHER

At June 30, 2016 and December 31, 2015 accrued expenses consist of the following:

	6/30/2016	12/31/2015
Accrued payroll and taxes	$84,143	$166,713
Accrued settlements	102,000	102,000
Accrued interest	378,230	216,071
Accrued expenses and other	56,705	199,812
	$621,078	$684,596

NOTE 7 – SHORT-TERM BORROWINGS TO UNRELATED PARTIES

On July 17, 2015, the Company completed a sale and leaseback transaction with Fordham Capital. In the transaction the Company sold all of its production equipment, furniture and fixtures for $514,707. From the proceeds of the sale, the company repaid outstanding borrowings of $200,000 due to Fordham Capital plus accrued interest of $3,112, franchise taxes of $96,542 and a security deposit of $15,800 related to the equipment lease.

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000. The note initially matured in six months (March 26, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. On December 23, 2015, the company executed an amendment whereby the maturity date was extended to July 1, 2016. On June 29, 2016, the company executed an amendment whereby the maturity date was extended to October 1, 2016.

On March 11, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000. The Company recognized $3,189 and amortized $194 of discount as of June 30, 2016. The note matures in one year (March 11, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 7, 2016, the Company issued 14% senior unsecured notes to two accredited investors in the total principal amount of $100,000. The Company recognized $3,924 and amortized $181 of discount as of June 30, 2016. The notes mature in one year (April 7, 2017) and bear interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued warrants to acquire a total of 400,000 shares of the Company’s common stock at an exercise price of $0.64 per share to the two accredited investors. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 8, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $500,000. The Company recognized $15,342 and amortized $697 of discount as of June 30, 2016. The note matures in one year (April 8, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 2,000,000 shares of the Common Stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

Below is a summary of the principal and interest activity for the period ended June 30, 2016:

	Principal	Interest
Balance at December 31, 2015	$750,000	$10,442
Principal advances and accrued interest	800,000	106,195
Reclassification of notes to related	$(600,000)	$(39,507)
Principal payments and interest	-	-
Balance at June 30, 2016	$950,000	$77,130

Less debt discount	(21,138)	-

Balance at June 30, 2016	$928,862	$77,130

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

On May 29, 2015, the Company executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended from May 29, 2015 to December 31, 2015.

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

On December 23, 2015, the Company executed an amendment to the 14% nonconvertible subordinated secured notes (October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13, 2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to July 1, 2016.

On December 23, 2015, the Company issued a 14% nonconvertible senior unsecured note to Jonathan Kahn in the principal amount of $500,000. The note matures in twelve months (December 23, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties to a short-term non-convertible note to related parties. On May 17, 2016, Mr. Kahn became our Chief Executive Officer, interim Chief Financial Officer and a member of our Board of Directors.

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn in the principal amount of $100,000. The Company recognized $3,791 and amortized $247 of discount as of June 30, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties to a short-term non-convertible note to related parties. On May 17, 2016, Mr. Kahn became our Chief Executive Officer, interim Chief Financial Officer and a member of our Board of Directors.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Morris Garfinkle in the principal amount of $100,000. The Company recognized $3,094 and amortized $178 of discount as of June 30, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the entity controlled by Mr. Garfinkle. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Dan Jeffery in the principal amount of $50,000. The Company recognized $1,824 and amortized $105 of discount as of June 30, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the entity controlled by Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 28, 2016, the Company issued a 14% senior unsecured note to an entity related to Dan Jeffery in the principal amount of $50,000. The Company recognized $1,562 and amortized $55 of discount as of June 30, 2016. The note matures in one year (April 28, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 150,000 shares of the Common Stock at an exercise price of $0.64 per share to the entity related to Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On June 29, 2016, the Company executed an amendment to the 14% nonconvertible subordinated secured notes (September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13, 2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to October 1, 2016.

The outstanding gross amount (before discount) of nonconvertible notes payable to a related party was $457,000 at December 31, 2015 and $1,247,068 at June 30, 2016. The amount of accrued and unpaid interest was $54,935 on December 31, 2015 and $108,292 on June 30, 2016.

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

On April 30, 2014, the Company issued a 14% convertible subordinated secured note to each of Morris Garfinkle, Mark Hershhorn, Brian Israel and Edward B. Smith, Directors of the Company, in the principal amount of $19,000, for director fees due and payable to them (the “Director Notes”). Each Director Note matured in two years (April 30, 2016) and bears interest at 14% computed on a 365-day year. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the Director Note, the holder may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under each Director Note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.

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

In connection with the private placement offering that was consummated in January 2015, the members of the Company’s Board of Directors agreed to receive an aggregate of 96,590 Units, (representing one (1) Unit for every $4.00 of debt exchanged), 826,806 Initial Warrants and 351,586 Additional Warrants in exchange for previously issued convertible notes (including principal and accrued and unpaid interest) (the “Notes”) held by the directors or affiliated entities as follows: (i) 71,211 Units, 609,566 Initial Warrants and 259,208 Additional Warrants were issued to Edward B. Smith, III, the Company’s Chief Executive Officer at the time of the exchange and a director, in exchange for an aggregate of $284,844 of notes, (ii) 10,084 Units, 86,317 Initial Warrants and 36,705 Additional Warrants were issued to Morris Garfinkle in exchange for $40,335 of notes; (iii) 5,211 Units, 44,606 Initial Warrants and 18,968 Additional Warrants were issued to each of Mark Hershhorn and Brian Israel (directors of the Company at the time of the exchange), in exchange for an aggregate of $20,844 of notes, respectively; and (v) 4,873 Units, 41,712 Initial Warrants and 17,737 Additional Warrants were issued to CKS Warehouse, an entity in which Mr. Hershhorn owns a controlling interest, in exchange for an aggregate of $19,491 of principal and interest on notes.

The fair value of the preferred stock issued with the Units above was calculated using multinomial lattice models that valued the preferred stock based on a probability weighted discounted cash flow model. The assumptions used to determine the fair value included the holder of the preferred stock would convert the preferred stock once the stock price exceeded the exercise price, the historical annual volatility of the Company’s stock price was 119% and the weighted cost of capital for the Company was 16.93%. As a result of the conversion of convertible debt into Units, the Company recorded a loss on debt conversion of $351,314 in the three months ended March 31, 2015.

On December 23, 2015, the Company executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to July 1, 2016.

On May 22, 2016 the Company executed an amendment to the note issued to CKS Warehouse dated May 12, 2014 whereby the maturity date for each note was extended to October 1, 2016.

On June 29, 2016, the Company executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to October 1, 2016.

The outstanding amount of convertible notes payable to related parties was $624,866 at June 30, 2016 and December 31, 2015. The amount of accrued and unpaid interest was $192,808 at June 30, 2016.

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

The Company’s derivative liabilities decreased to $496,247 at June 30, 2016 from $742,833 at December 31, 2015. The income recognized during the six months ended June 30, 2016 was $260,543 as compared to an expense of $1,422,308 for the six months ended June 30, 2015.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2016 and December 31, 2015:

Components of derivative financial instruments

	6/30/2016	12/31/2015
Common stock warrants	$63,037	$130,028
Embedded conversion features for convertible debt or preferred shares	433,210	612,805

Total	$496,247	$742,833

Beginning balance	$742,833	$20,166
Change in derivative liability valuation	(260,543)	1,265,611
Change in derivative liability - settlements	(18,769)	-
Change in derivative liability - warrant issuance	32,726	(542,944)

Total	$496,247	$742,833

NOTE 12 – COMMON STOCK

Common Stock Issued to Employees

On May 17, 2016, pursuant to the Kahn Employment Agreement, the Company’s Chief Executive Officer Jonathan Kahn was granted 6,067,931 fully-vested shares of the Company’s common stock. The Company recognized a total expense of $180,824 related to this issuance. These shares were valued based on the closing price on the grant date and were issued pursuant to the Company’s Amended and Restated Incentive Compensation Plan as amended (the “Plan”).

In addition, on each of May 1, 2017 and May 1, 2018, respectively, pursuant to the Kahn Employment Agreement, Mr. Kahn will receive an additional grant of fully-vested common stock, such additional grants each representing 0.75% of the Company’s shares of common stock on a fully diluted basis as of May 1, 2017 and May 1, 2018, respectively. The Company expensed $4,940 for the second quarter stock compensation grant related to the May 1, 2017 and May 1, 2018 additional grants. The Company will expense a portion of this compensation quarterly until the grants are made at their respective due dates.

Common Stock Issued to Directors

On February 24, 2015, the Company issued 576,924 shares of common stock to its three non-executive directors at such time (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffery pursuant to the Plan. The Company recognized a total expense of $150,000 related to these issuances. These shares were valued based on the closing price on the grant date.

On January 2, 2015, the Company issued 285,716 shares of common stock to its four non-executive directors (71,429 shares each) Mark Hershhorn, Brian Israel, Morris Garfinkle and Edward B. Smith III pursuant to the Plan. The Company recognized a total expense of $160,001 related to these issuances. These shares were valued based on the closing price on the grant date.

On June 21, 2016, the Company issued 2,013,423 shares of common stock to its Chairman Morris Garfinkle pursuant to the Plan. The Company recognized a total expense of $160,001 related to this issuance. These shares were valued based on the closing price on the grant date.

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the three month and six month periods ended June 30, 2016 and 2015, respectively, there were no warrants or options exercised for cash.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the three months and six months ended June 30, 2016 and 2015, respectively, the Company did not issue any shares of common stock on the cashless exercise of warrants or options.

On April 22, 2016, the Company purchased 4,610,178 warrants from their holders for an aggregate price of $122,805.

Common Stock Issued for Services

On March 1, 2015, the Company entered into a Business Development Agreement with Steeltown Consulting Group, LLC, pursuant to which Steeltown agreed to assist in evaluating various business and financial matters. The Company issued 400,000 restricted shares of common stock as consideration for the services being rendered in this agreement pursuant to the Plan. The common stock was valued at $104,000 based on the closing prices of the stock on the date the agreement was executed. This agreement terminated on March 1, 2016.

There were no shares issued for services during the six months ended June 30, 2016.

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

On February 9, 2015, the Company closed a second round of its private placement offering with four (4) accredited investors in which it raised gross proceeds of $500,000 and sold 125,000 Units all pursuant to separate Securities Purchase Agreements entered into with each investor. In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Company’s common stock at an exercise price of $0.64 per share. The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Company’s common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Company’s common stock.

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

On March 18, 2015, the Company received $75,000 from an accredited investor towards the purchase of 18,750 units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, at an exercise price of $0.64 per share all pursuant to a separate securities purchase agreement entered into with the investor.

On June 1, 2015, the Company received $25,000 from an accredited investor towards the purchase of 6,250 Units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, at an exercise price of $0.64 per share all pursuant to a separate securities purchase agreement entered into with the investor.

On August 26, 2015, the Company received $250,000 from accredited investors towards the purchase of 62,500 Units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock at an exercise price of $0.64 per share all pursuant to a separate securities purchase agreement entered into with the investor.

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

On November 4, 2015, the Company received $200,000 from an accredited investor towards the purchase of 50,000 Units in a private placement offering. Each unit consists of (i) one (1) share of 12.5% Convertible Preferred Stock and (ii) one (1) warrant, to acquire 8.56 shares of the Company’s common stock, at an exercise price of $0.64 per share all pursuant to a separate Securities Purchase Agreement entered into with the investor.

Preferred Stock Issued to Vendors

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015. Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes. The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015. Finally, the parties agreed that the Company would deliver (which the Company delivered on April 3, 2015) to the landlord 20,025 shares of its 12.5% Convertible Preferred Stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share. Also the Company issued a five year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share. The fair value of the preferred stock issued was calculated using multinomial lattice models that valued the preferred stock based on a probability weighted discounted cash flow model. The assumptions used to determine the fair value included the holder of the preferred stock would convert the preferred stock once the stock price exceeded the exercise price, the historical annual volatility of the Company’s stock price was 119% and the weighted cost of capital for the Company was 16.93%. As a result, the Company recorded an expense of $149,787 for the three months ended March 31, 2015 with an offset to preferred stock payable.

On May 1, 2015, the Company and its landlord executed an amendment to the then current lease extending the lease until October 14, 2015. The parties agreed and the Company delivered to the landlord 8,010 Preferred Shares and agreed to issue 68,566 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share. The Company recorded additional rent expense of $48,060.

On May 12, 2015, the Company agreed and issued 12,500 shares of 12.5% Convertible Preferred Stock and 107,000 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share in satisfaction of outstanding accounts payable due to a vendor. The outstanding balance due to this vendor was $60,885. The Company recognized a loss of $13,990 as a result of the conversion.

As of June 30, 2016, the Company had accrued dividends payable of $463,478 which are included in accounts payable on the balance sheet. As of December 31, 2015, the Company had accrued dividends payable of $280,675.

NOTE 14 – STOCK OPTION PLAN AND WARRANTS

Incentive Compensation Plan

The Plan provides for the issuance of qualified options and other equity awards to all employees and non-qualified options and other equity awards to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of June 30, 2016 and December 31, 2015 is as follows:

	6/30/2016		12/31/2015
		Weighted Average		Weighted Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at beginning of year	11,103,275	$0.78	11,033,675	$1.05
Granted	3,020,134	$0.03	6,299,600	$0.29
Exercised	-		-
Expired and Cancelled	(3,772,386)	$0.89	(6,230,000)	$0.77
Outstanding, end of period	10,351,023	$0.53	11,103,275	$0.78

Exercisable at end of period	8,085,923	$0.66	10,328,925	$0.82

During the three months and six months ended June 30, 2016, the Company did not grant any stock options to employees.

On May 17, 2016, each non-executive member of the Board (Morris Garfinkle, Dan Jeffery and Edward B. Smith III) was granted pursuant to the Plan an option to purchase an aggregate 1,006,711 shares of common stock (the equivalent of $30,000 based on the common stock’s closing price of $0.0298 on the grant date) for a total of 3,020,134 shares of common stock at an exercise price of $0.0298 per share. These stock options vest 25% on date of grant and 25% every 90, 180 and 270 days subsequent to the grant date and expire ten years after the date of the grant. As of June 30, 2016, the unrecognized compensation cost related to all non- vested share- based compensation arrangements granted under the Plan was $112,643.

During the six months ended June 30, 2015, the Company granted 2,899,600 options at an exercise price of $0.27 per share valued at $414,882. Stock- based compensation expense for both the three and six months ended June 30, 2015 was $108,747. As of June 30, 2015, the unrecognized compensation cost related to all non- vested share- based compensation arrangements granted under the Plan was $320,729. Of this amount, $258,550 was recognized during the remaining fiscal 2015 quarters with the balance in the first quarter of 2016.

During the six months ended June 30, 2016 and June 30, 2015, there were no stock options exercised either for cash or on a cashless basis.

The fair value of each stock option granted is estimated on the date of grant using the Black- Scholes option valuation model. This model uses the assumptions listed in the table below for stock options granted in 2015 and 2016. Expected volatilities are based on the historical volatility of the Company’s stock. The risk- free rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

	6/30/2016	6/30/2015
Weighted average fair value per option granted	0.0298	0.1431
Risk-free interest rate	1.2%	1.5%
Expected dividend yield	0.0%	0.0%
Expected lives	2.7	2.7
Expected volatility	201.10%	86.20%

Stock options outstanding at June 30, 2016 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.01 - $1.50	8,854,489	5.0	$0.65	6,589,389
$1.51 - $3.00	1,496,534	1.5	$1.67	1,496,534
$3.01 - $5.00	-	-	$-	-
	10,351,023	2.8	$0.53	8,085,923

Warrants

As of June 30, 2016, the Company had warrants outstanding to purchase 50,297,601 shares of the Common Stock, at prices ranging from $0.35 to $0.64 per share. These warrants expire at various dates through April 2021. The summary of the status of the warrants issued by the Company as of June 30, 2016 and December 31, 2015 are as follows:

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)
SUMMARY OF WARRANTS

	6/30/2016		12/31/2015
	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	50,957,780	$0.52	16,446,351	$1.44
Granted	3,950,000	$0.64	87,825,204	$0.42
Exercised	(4,610,179)	$0.43	(53,095,204)	$0.66
Cashless Exercises	-	$-	-	-
Expired and Cancelled	-		(218,571)	$0.66
	50,297,601	$0.49	50,957,780	$0.52

Outstanding, end of period	50,297,601	$0.49	50,957,780	$0.52

Exercisable at end of period	50,297,601	$0.49	50,957,780	$0.52

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

On January 8, 2015, in conjunction with the sale of units consisting of convertible preferred stock, the “Company”), issued warrants (the “Initial Warrant”) to acquire 8.56 shares of the Company’s common stock at an exercise price of $0.64 per share. In addition, the Company agreed to issue to each of the investors in the first round of financing an additional warrant to acquire (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Common Stock at an exercise price of $0.64 per share. The Additional Warrants issued are exercisable for an aggregate of 946,400 shares of the Common Stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below.

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

On February 9, 2015, the Company closed a second round of a private placement offering in which investors received the Initial Warrants to acquire 8.56 shares of the Common Stock at an exercise price of $0.64 per share all pursuant to separate securities purchase agreements entered into with each investor. In addition, the Company issued to each of the investors in the first and second rounds of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of the Common Stock at an exercise price of $0.64 per share. The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of the Common Stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of the Common Stock. The sale was part of a private placement offering (the “Offering”) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000). Prior to the second closing, the Company raised gross proceeds of $1,040,000 in the initial closing of the Offering issued Initial Warrants to acquire 2,225,600 shares of common stock and Additional Warrants to acquire 946,400 shares of common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights.

The fair values for the Company’s derivative liabilities related to the Warrants (5 year warrants at $0.35, $0.64 with a full reset feature) issued is $63,037. The derivative instruments were valued as of June 30, 2016 with the following assumptions:

-	The Holder would automatically exercise the warrants at a stock price above the exercise price, with the target exercise price dropping as expiration approaches,
-	The projected annual volatility was based on the Company’s historical volatility,
-	An event of default would occur 5% of the time, increasing by 0.10% per month,
-	Dilutive/Full Reset events projected to occur based on future projected capital needs (capital funds raised were projected in prior quarters – future financings are projected going forward in 2016) resulting in the weighted conversion price dropping from the initial conversion price.

Effective January 1, 2015 the Company entered into a Consulting Agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting will provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities. In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share. The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%. For the three months ended June 30, 2015 the Company recognized compensation expense of $128,880. The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital. The Company terminated the Consulting Agreement as of April 1, 2016.

On February 9, 2015, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively. The exercise price of these warrants is $0.45 per share. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%. For the three months ended June 30, 2015 the Company recognized compensation expense of $3,749,259.

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014), which offered to participate in a warrant exchange program whereby each warrant holder was able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti- dilution rights on a one- time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015 there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti- dilution provisions resulting from the January 8, 2015 private placement.

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

On May 14, 2015 the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s former Chief Executive Officer, director and largest shareholder, Edward B. Smith III) pursuant to which E.B. Smith Jr. agreed to provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share. The warrants vested 450,000 shares upon the mutual execution of the agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.6%. In 2015 the Company recognized an expense of $117,642. The agreement terminated on May 14, 2016.

On May 14, 2015 the Company entered into a consulting agreement with Terme Bancorp pursuant to which Terme Bancorp agreed to provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by Terme Bancorp, the Company issued warrants to purchase 1,250,000 shares of Common Stock at $0.35 per share. The warrants vested 750,000 shares upon the mutual execution of this agreement and then in 250,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.60%. In 2015 the Company recognized an expense of $197,075. The agreement terminated on May 14, 2016.

On October 2, 2015, the Company issued a warrant to acquire 250,000 shares of the Common Stock, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $250,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On December 23, 2015, the Company issued a warrant to acquire 500,000 shares of the Common Stock, at an exercise price of $0.64 per share to Jonathan Kahn in conjunction with his $500,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 2 2016, the Company issued a warrant to acquire 400,000 shares of the Common Stock, at an exercise price of $0.64 per share to Jonathan Kahn in conjunction with his $100,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 11, 2016, the Company issued a warrant to acquire 400,000 shares of the Common Stock, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $100,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a warrant to acquire 400,000 shares of the Common Stock, at an exercise price of $0.64 per share to an entity controlled by Morris Garfinkle in conjunction with its $100,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a warrant to acquire 200,000 shares of the Common Stock, at an exercise price of $0.64 per share to an entity controlled by Dan Jeffery in conjunction with its $50,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 7, 2016, the Company issued two warrants to acquire a total of 400,000 shares of the Common Stock, at an exercise price of $0.64 per share to two accredited investors in conjunction with their total of $100,000 note investments. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 8, 2016, the Company issued a warrant to acquire 2,000,000 shares of the Common Stock, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $500,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 22, 2016, the Company purchased 4,610,178 warrants from their holders for an aggregate price of $122,805.

On April 28, 2016 the Company issued a warrant to acquire 150,000 shares of the Common Stock, at an exercise price of $0.64 per share to an entity controlled by Dan Jeffery in conjunction with its $50,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

There were no warrants exercised either for cash or on a cashless basis.

NOTE 15 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and distributors. There were three significant customers who accounted for 29%, 13% and 10% of total sales for the six months ended June 30, 2016. There were three significant customers who accounted for 45%, 23% and 14% of the total accounts receivable for the six months ended June 30, 2016.

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

As a result of the preferred stock to be issued, the Company recorded an expense of $149,787 for the three months ended June 30, 2015 with an offset to preferred stock payable.

On May 1, 2015, the Company and its landlord executed an amendment to the then current lease extending the lease until October 14, 2015. The parties agreed and the Company delivered to the landlord 8,010 Preferred Shares and agreed to issue 68,566 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share. The Company recorded additional rent expense of $48,060.

On October 14, 2015 the lease converted to a month to month basis. Monthly rental payments are $17,542, inclusive of property taxes. We believe we will be successful in negotiating a new lease with the landlord.

For six months ended June 30, 2016 and 2015, the Company recognized rent expense of $122,794 and $321,838 respectively.

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

NOTE 18 – RELATED PARTY TRANSACTIONS

Effective January 1, 2015, the Company entered into a Consulting Agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting agreed to provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities. In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of Common Stock at $0.35 per share. The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%. For the three months ended June 30, 2015 the Company recognized compensation expense of $128,880. The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital. The Company terminated the Consulting Agreement as of April 1, 2016.

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

On February 9, 2015, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively. The exercise price of these warrants is $0.45 per share. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%. For the three months ended June 30, 2015 the Company recognized compensation expense of $3,749,259.

On February 24, 2015, the Company issued 576,924 shares of common stock to its then three non-executive directors (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffery. The Company recognized a total expense of $150,000 related to these issuances. These shares were valued based on the closing price on the grant date.

On May 14, 2015 the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s former Chief Executive Officer, director and largest shareholder, Edward B. Smith III) pursuant to which E.B. Smith Jr. agreed to provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share. The warrants vested 450,000 shares upon the mutual execution of the agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.6%. In 2015 the Company recognized an expense of $117,642. The agreement terminated on May 14, 2016.

On December 23, 2015, the Company issued a 14% nonconvertible senior unsecured note to Jonathan Kahn in the principal amount of $500,000. The note matures in twelve months (December 23, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties as a short-term non-convertible note to related parties.

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn, the Company’s current Chief Executive Officer, interim Chief Financial Officer and member of the Board of Directors in the principal amount of $100,000. The Company recognized $3,791 and amortized $247 of discount as of June 30, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties as a short-term non-convertible note to related parties.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Morris Garfinkle in the principal amount of $100,000. The Company recognized $3,094 and amortized $178 of discount as of June 30, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the entity controlled by Mr. Garfinkle. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Dan Jeffery in the principal amount of $50,000. The Company recognized $1,824 and amortized $105 of discount as of June 30, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock at an exercise price of $0.64 per share to the entity controlled by Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 28, 2016, the Company issued a 14% senior unsecured note to an entity related to Dan Jeffery in the principal amount of $50,000. The Company recognized $1,562 and amortized $55 of discount as of June 30, 2016. The note matures in one year (April 28, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 150,000 shares of the Common Stock at an exercise price of $0.64 per share to the entity related to Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On May 17, 2016, each non-executive member of the Board (Morris Garfinkle, Dan Jeffery and Edward B. Smith III) was granted pursuant to the Company’s Amended and Restated Incentive Compensation Plan an option to purchase 1,006,711 shares of Common Stock (the equivalent of $30,000 based on the Common Stock’s closing price of $0.0298 on the grant date) for a total of 3,020,133 shares of Common Stock at an exercise price of $0.0298 per share. These stock options vest 25% on date of grant and 25% every 90, 180 and 270 days subsequent to the grant date and expire ten years after the date of the grant.

On May 17, 2016 (the “Effective Date”), the Company” entered into an employment agreement with Jonathan Kahn (the “Kahn Employment Agreement”) in connection with the appointment of Mr. Kahn as the Company’s new Chief Executive Officer. The Kahn Employment Agreement will continue until June 30, 2019 (subject to automatic one year extensions), unless earlier terminated pursuant to its terms. Pursuant to the Kahn Employment Agreement, Mr. Kahn’s annual base salary will be $200,000 per year from the Effective Date through December 31, 2016 and $225,000 beginning January 1, 2017. Mr. Kahn will also be eligible to participate in Company’s annual incentive compensation program (the “Annual Incentive Program”), with a target annual bonus equal to 100% of his annual base salary and a maximum annual bonus each year equal to 200% of his base salary. Mr. Kahn’s annual bonus for the 2016 calendar year will be prorated based on the number of days served during 2016. The actual amount of the annual bonus earned by and payable to Mr. Kahn in any year will be determined upon the satisfaction of goals and objectives established by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) and will be subject to such other terms and conditions of the Company’s Annual Incentive Program as in effect from time to time.

Pursuant to the Kahn Employment Agreement, Mr. Kahn was granted 6,067,931 fully-vested shares of the Company’s common stock, par value $0.00005 per share (the “Common Stock”), such amount representing 3.5% of the Company’s shares of Common Stock on a fully diluted basis as of the Effective Date. In addition, on each of May 1, 2017 and May 1, 2018, respectively, Mr. Kahn will receive an additional grant of fully-vested Company Common Stock, such additional grants each representing 0.75% of the Company’s shares of Common Stock on a fully diluted basis as of May 1, 2017 and May 1, 2018, respectively (together with the 6,067,931 shares granted on the Effective Date, the “Equity Award”).

Commencing in calendar year 2017, and each year thereafter, Mr. Kahn will be eligible to participate in the Company’s annual equity incentive compensation program, with an annual target equity grant for each year in which Mr. Kahn participates in the equity incentive compensation program having a grant date fair value equal to 100% of Mr. Kahn’s base salary and a maximum annual equity award for each year in which Mr. Kahn participates in the equity incentive compensation program equal to 250% of Mr. Kahn’s base salary. In determining the amount of Mr. Kahn’s equity grant for any year, the Compensation Committee will consider the Company’s performance over the immediately preceding fiscal year.

On each anniversary of the Effective Date and each Equity Issuance Date (as defined below), until such time as Mr. Kahn terminates employment with the Company, Mr. Kahn will receive an additional grant of unrestricted Common Stock (which additional grant will be deemed to be a part of the initial Equity Award), if necessary, so that on each such anniversary and each such Equity Issuance Date, the total number of shares received by Mr. Kahn pursuant to the Equity Award will equal at least 3.5% of the Company’s shares of Common Stock on a fully diluted basis until April 30, 2016, 4.25% until April 30, 2018, and 5.0% thereafter. For purposes of the Kahn Employment Agreement, an “Equity Issuance Date” is any date on which the Company consummates the sale of or issuance of (i) more than 1% of the Company’s shares of Common Stock on a fully diluted basis; or (ii) any instrument that is convertible into more than 1% of the Company’s shares of Common Stock on a fully diluted basis. For the sake of clarity, in calculating the total number of shares held by Mr. Kahn pursuant to the Equity Award, only the initial shares granted and any additional shares granted in accordance with this paragraph will be considered and any shares (A) held by Mr. Kahn on or prior to the Effective Date or (B) granted to or acquired by Mr. Kahn in any other manner following the grant to Mr. Kahn of the Equity Award (including any annual equity award grant or otherwise) will be disregarded.

If Mr. Kahn’s employment contract is terminated for death or Cause (as such terms are defined in the Kahn Employment Agreement), he (or his estate in the event of death) will receive (i) unpaid salary and expenses as well as his annual bonus for the fiscal year immediately preceding the fiscal year in which the date of termination occurs, if such bonus has not been paid as of the date of termination; (ii) any accrued vacation pay to the extent not theretofore paid; and (iii) any other amounts or benefits required to be paid or provided by law or under any plan, program, policy or practice of the Company.

If Mr. Kahn’s employment is terminated by the Company without Cause or terminated by him for Good Reason, he will receive two times the sum of (1) his base salary at the time of termination (or, in the event of a Termination for Good Reason, the base salary prior to the event constituting Good Reason if such Base Salary is higher than the base salary at the time of termination) plus (2) Target Bonus (as such term is defined in the Kahn Employment Agreement) at the time of termination (the “Severance Payment”). In addition, Mr. Kahn shall receive (i) an annual bonus for the year in which the terminations occurs, determined based on actual performance during such year and prorated for the period during the year in which Executive was employed by the Company, payable at the same time annual bonuses are paid to other senior executives of the Company; (ii) accelerated vesting of all outstanding Company equity awards, and, in the case of stock options, if any, such options shall remain exercisable until the expiration date of such option; and (iii) if Mr. Kahn timely and properly elects health continuation coverage under COBRA, the Company shall reimburse Mr. Kahn for the monthly COBRA premium paid by for himself and his dependents until the earlier of: (x) the 18-month anniversary of the Termination Date; and (y) the date the Executive is no longer eligible to receive COBRA continuation coverage.

If (1) during the two year period following a Change of Control (as defined in the Kahn Employment Agreement), Mr. Kahn’s employment is terminated due to a Termination Without Cause or a Termination for Good Reason or (2) during the 90-day period preceding a Change of Control, his employment is terminated due to a Termination Without Cause in anticipation of a Change of Control transaction that the Board is actively considering and that is ultimately consummated, Mr. Kahn is entitled to receive the benefits set forth in the preceding paragraph, except that (i) in lieu of the Severance Payment, Mr. Kahn will receive two times the sum of (A) his base salary at the time of such termination or Change of Control, whichever base salary level is greater, plus (B) the Maximum Bonus (as such term is defined in the Kahn Employment Agreement) at the time of such termination or Change of Control, whichever Maximum Bonus level is greater (the “CIC Severance Payment”) and (2) Mr. Kahn will be eligible to receive such COBRA premium reimbursement until the earlier of: (x) the 24-month anniversary of the Termination Date; and (y) the date the Executive is no longer eligible to receive COBRA continuation coverage. Under his employment agreement, Mr. Kahn has also agreed to non-competition provisions.

If Mr. Kahn’s employment is terminated due to Disability (as defined in the Kahn Employment Agreement), he will receive an annual bonus for the year in which the termination occurs, determined based on actual performance during such year and prorated for the period during the year in which Mr. Kahn was employed by the Company.

Pursuant to the Kahn Employment Agreement, Mr. Kahn was granted 6,067,931 fully-vested shares of Common Stock pursuant to the Company’s Amended and Restated Incentive Compensation Plan.

The foregoing summary description of the Kahn Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the Kahn Employment Agreement, a copy of which is attached as Exhibit 10.1 to the Form 8-K filed on May 17, 2016 and are incorporated herein by reference

There are no family relationships between Mr. Kahn and any former director, officer or person nominated or chosen by the Company to become director.

On June 21, 2016, the Company issued 2,013,423 shares of common stock to its Chairman Morris Garfinkle pursuant to the Plan. The Company recognized a total expense of $160,001 related to this issuance. These shares were valued based on the closing price on the grant date.

NOTE 19 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2016.

In general, the Company offers a one-year warranty for most of the products it sells. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 20 – SUBSEQUENT EVENTS

On July 14, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $500,000. The note matures in one year (July 14, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 2,000,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On July 21, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $300,000. The note matures in one year (July 21, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 600,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Agritech Worldwide, Inc. (formerly Z Trim Holdings, Inc.) is an agricultural technology company that owns existing, and seeks to develop new, products and processes that convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. Our primary focus and the source of substantially all of our revenue is from the sale of our all-natural products, Z Trim®, to the food industry. We currently sell a line of all-natural products to the food industry designed to help manufacturers reduce their costs, improve the quality of finished goods, and solve many production problems. Our innovative technology can provide value-added all-natural ingredients across virtually all food industry categories. These products offer a range of functional attributes, including helping to reduce fat and calories, adding fiber, improving shelf-stability, preventing oil migration, and enhancing binding capacity – all without degrading the taste and texture of the final food products. Perhaps most significantly, our ingredients can help extend the life of finished products, potentially increasing our customers’ gross margins.

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

Going Concern

For the six months ended June 30, 2016, we incurred a net loss of $1,315,963 and had an accumulated deficit of $157,745,593. We incurred a net loss of $23,976,431 for the twelve months ended December 31, 2015, and had an accumulated deficit of $156,429,630. As of June 30, 2016, we had cash and cash equivalents in the amount of $21,825 and total liabilities of $5,556,035. As of December 31, 2015, we had cash and cash equivalents in the amount of $309,851 and total liabilities in the amount of $4,918,652. We also had a working capital deficit of $5,315,560 and $3,801,651 as of June 30, 2016 and December 31, 2015, respectively. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond. As of the date of this quarterly report, we had not generated sufficient revenues to meet our cash flow needs. As of August 17, 2016, our current cash on hand is sufficient for us to be able to maintain our operations at the current level through November 15, 2016 but not enough to fund our operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations past November 15th, 2016. If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of your investment.

Reincorporation

We were originally incorporated in the State of Illinois on May 5, 1994 under the name Circle Group Entertainment Ltd. On June 21, 2006, we filed a certificate of amendment to our certificate of incorporation and changed our name to Z Trim Holdings Inc. On March 23, 2016, we changed our state of incorporation by engaging in a merger (the “Reincorporation”) with and into our newly formed wholly owned subsidiary, Agritech Worldwide, Inc., a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by Z Trim and Agritech on March 18, 2016 (the “Merger Agreement”). The Reincorporation was consummated on March 23, 2016 and was effectuated by the filing of (i) articles of merger with the Secretary of State of the State of Nevada, and (ii) articles of merger with the Secretary of State of the State of Illinois. The Reincorporation effected a change in our legal domicile form Illinois to Nevada. Upon the effectiveness of the Reincorporation our affairs of ceased to be governed by (i) Illinois corporation laws, (ii) our Illinois Articles of Incorporation, and (iii) our Illinois Bylaws, and our affairs became subject to (a) Nevada corporation laws, (b) Agritech’s Articles of Incorporation of and (c) Agritech’s Bylaws. The resulting Nevada corporation is (i) be deemed to be the same entity as the Illinois corporation for all purposes under the laws of Nevada, (ii) continue to have all of the rights, privileges and powers of the Illinois corporation, (iii) continue to possess all properties of the Illinois corporation, and (iv) continues to have all of the debts, liabilities and obligations of the Illinois corporation.

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Revenues for the second quarter of 2016 decreased approximately 29% as compared to revenues for the second quarter of 2015 due to a Company initiated price increase that resulted in several customers delaying and reviewing their sales relationship with our Company. This price increase was implemented after a review of production costs and product benefits and functionality. The determination by management was that our products and price points were not commensurate with our benefits and value propositions available to the Company’s customers. After an initial pushback, several customers who delayed ordering product have returned with purchase orders. In its history the Company had experimented with outside toll manufacturing arrangements. These efforts were not successful. In the first half of last year the Company returned its focus to its facility in Mundelein, IL as its primary manufacturing facility. This return resulted in greater production control but with the result of experiencing very limited manufacturing output. This quarter, the Company has commenced a thorough review of manufacturing and available production capacity. Already, in the second quarter, meaningful capacity increases have been achieved yielding approximately 30% greater production. With greater product availability management expects current customers will order greater quantities and our new customer acquisition efforts will be supported as well.

Funding Initiatives

On January 8, 2015, the Company entered into agreements to sell an aggregate of 260,000 units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”) with each Unit consisting of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock (the “Preferred Shares”) and (ii) one (1) warrant (the “Initial Warrant”), representing the right to acquire 8.56 shares of our common stock at an exercise price of $0.64 per share, for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor (the “Securities Purchase Agreements”). On February 9, 2015, we closed a second round of our private placement offering with four (4) accredited investors in which we raised gross proceeds of $500,000 and sold 125,000 Units. In addition, we issued to each of the investors in the first and second round of financing an additional warrant for each Unit acquired (the “Additional Warrant” and together with the Initial Warrant, the “Warrants”) to acquire 3.64 shares of our common stock at an exercise price of $0.64 per share. The Additional Warrants issued in the initial closing of 260,000 Units are exercisable for an aggregate of 946,400 shares of our common stock. The Initial Warrants issued in the second closing are exercisable for 1,070,000 shares of our common stock and the Additional Warrants issued in the second closing are exercisable for an aggregate of 455,000 shares of our common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution protection and entitled to registration rights as set forth below. Subsequent to February 9, 2015, we sold an additional 187,500 units, each unit consists of (i) one Preferred Share and (ii) one (1) warrant to acquire 8.56 shares of our common stock at an exercise price of $0.64 per share for aggregate cash proceeds of $750,000.

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

After the Reincorporation, each outstanding Preferred Share continued to be an outstanding share of the Nevada corporation’s preferred stock. The following is a summary of material provisions of the Preferred Shares as set forth in the Certificate of Designations:

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

Board of Directors and Management Changes

Effective as of January 8, 2015, Edward B. Smith, III, a member of the Board of Directors was appointed as the Chief Executive Officer of our Company. Mr. Morris Garfinkle was appointed to serve as Chairman of the Board of Directors. On March 10, 2015, Mr. Dan Jeffery was appointed to serve on the Board of Directors. On May 6, 2015, we announced the appointment of Anthony Saguto as the Chief Financial Officer of the Company. Mr. Saguto replaced John Elo, who retired as Chief Financial Officer of the Company effective May 18, 2015. On November 16, 2015, Mr. Saguto resigned as Chief Financial Officer of the Company. To replace Mr. Saguto, Donald G. Wittmer was appointed as acting Chief Financial Officer of the Company effective November 18, 2015. On December 31, 2015, Mr. Steven J. Cohen, Managing Director, left the Company. On May 17th, 2016 Donald G. Wittmer resigned as acting Chief Financial Officer.

Effective as of May 17, 2016, Jonathan Kahn was appointed as the Chief Executive Officer of the Company replacing Edward B. Smith, III, who remained as a member of the Board. Mr. Kahn was also appointed interim Chief Financial Officer replacing Donald G. Wittmer. Mr. Kahn was also appointed to serve as a member of the Board, effective May 17, 2016.

Mr. Kahn, age 55, has served as a consultant to the Company since September 2015. From October 2007 through September 2015, Mr. Kahn served as the Chief Executive Officer of Geneva Wood Fuels, a leading manufacturer of wood pellets which are used to heat homes and buildings. From October 2015 through April 2016 he was President at Castlebridge Risk Solutions, a risk management firm that advises high net worth families on navigating their asset and liability related opportunities and challenges. Mr. Kahn received an AB in Government from Bowdoin College and an MBA in Finance from the University of Chicago.

There are no family relationships between Mr. Kahn and any former director, officer or person nominated or chosen by the Company to become director.

Results of Operations

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Revenues

Revenue for the three months ended June 30, 2016 was $283,411, as compared to revenue of $401,088 for the three months ended June 30, 2015, a decrease of 29%. Our revenue for the three months ended June 30, 2016 and 2015 was entirely attributable to product sales. We attribute the decrease in sales in the current year’s period to customers that initially balked at a product price increase. Our ability to generate increased revenue in future reporting periods will be dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended June 30, 2016 and 2015 was $285,984 and $579,728, respectively, a decrease of $293,744 or 51%. The decrease in costs of goods sold in the current year’s period was attributable to decreased production. However, margins improved by 44% as cost of revenues to revenues as a percentage decreased from 145% for the three months ended June 30, 2015 to 101% for the three months ended June 30, 2016. We believe that increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and reduce the cost of goods sold in the future to improve margins.

Gross Margin (Loss)

Gross loss for the three months ended June 30, 2016 was $2,573 compared to a gross loss of $178,640, for the three months ended June 30, 2015. Gross loss reflects a number of factors that can vary from period to period, including those described above.

Selling, General and Administrative Expenses

Operating expenses for the three months ended June 30, 2016 were $693,058 a decrease of $540,597 over the comparable period ended June, 2015 of $1,233,655. The decrease was primarily due to a decrease in stock based compensation, salary expenses and consulting fees.

The components of selling, general and administrative expenses for the quarters ended June 30, 2016 and 2015 respectively are as follows:

	Three Months Ended June 30,
	2016	2015
Stock based compensation expenses	$185,315	$368,409
Salary expenses	136,848	287,581
Professional fees	56,331	27,230
Directors fees	47,838	-
Consultant fees	2,275	268,082
Other	264,450	262,353

	$693,058	$1,213,655

The decrease in salary and employee benefits to $136,848 for the three months ended June 30, 2016 from $287,581 for the three months ended June 30, 2016 is attributable to fewer employees. Stock based compensation decreased by $183,094 in 2016 as compared to 2015. Consultant fees decreased by $265,807.

Operating Loss

The operating loss for the three months ended June 30, 2016 decreased to $695,631 compared to a loss of $1,412,295 for the three months ended June 30, 2015 due to the reasons described above.

Other Income (Expenses)

Other income for the three months ended June 30, 2016 was $35,905 as compared to other expense of $12,196,516 for the three months ended June 30, 2016. The change was primarily due to the large expense, in 2015, related to the loss on a warrant exchange. Interest expense in the three months ended June 30, 2016 was $121,862 compared to $34,340 for the prior year.

Net Loss

As a result of the above, for the three months ended June 30, 2016, we reported a net loss of $659,726 as compared to a net loss of $13,608,811 for the three months ended June 30, 2015.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended June 30, 2016 was $0.01 as compared to the basic and diluted net loss per share of $0.34 for the three months ended June 30, 2015. The per share results were impacted by the decrease in the Operating Loss and Other Expenses as discussed above and the significant increase in the average number of shares outstanding in 2016 compared to 2015.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Revenues

Revenue for the six months ended June 30, 2016 was $552,429, as compared to revenue of $615,831 for the six months ended June 30, 2015, a decrease of 10%. Our revenue for the six months ended June 30, 2016 and 2015 was entirely attributable to product sales. We attribute the decrease in sales in the current year’s period due to customers that balked at a product price increase. Our ability to generate increased revenue in future reporting periods will be dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the six months ended June 30, 2016 and 2015 was $785,678 and $975,540, respectively, a decrease of $188,862 or 19%. The decrease in costs of goods sold in the current year’s period was attributable to decreased production. However, margins improved by 16% as cost of revenues to revenues as a percentage decreased from 158% for the six months ended June 30, 2015 to 142% for the six months ended June 30, 2016. We believe that increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and reduce the cost of goods sold in the future to improve margins.

Gross Margin (Loss)

Gross loss for the six months ended June 30, 2016 was $233,249, compared to a gross loss of $358,709 for the six months ended June 30, 2015. Gross loss reflects a number of factors that can vary from period to period, including those described above.

Selling, General and Administrative Expenses

Operating expenses for the six months ended June 30, 2016 were $1,128,084 a decrease of $4,980,387 over the comparable period ended June 30, 2015 of $6,108,471. The decrease was primarily due to a decrease in stock based compensation and to a lesser extent a decrease in salary expense and consulting fees.

The components of selling, general and administrative expenses for the six months ended June 30, 2016 and 2015 respectively are as follows:

	Six Months Ended June 30,
	2016	2015
Stock based compensation expenses	$237,927	$4,117,668
Salary expenses	272,478	591,464
Professional fees	137,466	137,666
Directors fees	47,838	150,000
Consultant fees	5,250	551,323
Other	427,125	560,350

	$1,128,084	$6,108,471

The decrease in salary and employee benefits to $272,478 for the six months ended June 30, 2016 from $591,464 for the six months ended June 30, 2016 is attributable to fewer employees. Stock based compensation decreased by $3,879,741 in 2016 as compared to 2015. All other expenses in total decreased by $781,660, as a result of lower consultant fees and directors’ fees.

Operating Loss

The operating loss for the six months ended June 30, 2016 decreased to $1,361,333 compared to a loss of $6,467,180 for the six months ended June 30, 2015 due to the reasons described above.

Other Income (Expenses)

Other income for the six months ended June 30, 2016 was $45,370 as compared to other expense of $14,884,205 for the six months ended June 30, 2016. The change was primarily due to the large expense, in 2015, related to the loss on warrant exchanges. Interest expense in the six months ended June 30, 2016 was $215,173 compared to $96,939 for the prior year.

Net Loss

As a result of the above, for the six months ended June 30, 2016, we reported a net loss of $1,315,963 as compared to a net loss of $21,311,385 for the six months ended June 30, 2015.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the six months ended June 30, 2016 was $0.02 as compared to the basic and diluted net loss per share of $0.53 for the six months ended June 30, 2015. The per share results were impacted by the decrease in the Operating Loss and Other Expenses as discussed above and the significant increase in the average number of shares outstanding in 2016 compared to 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had a cash and cash equivalents balance of $21,825, a decrease from a balance of $309,851 at December 31, 2015. At June 30, 2016, we had working capital deficit of $5,315,560 as compared to working capital deficit of $3,801,651 as of December 31, 2015. The decrease in working capital primarily resulted from the decreases in cash, and increased short-term borrowings. Subsequent to June 30, 2016 we raised an aggregate $800,000 from debt financing. As of August 17, 2016, we had a cash balance of $411,833.

Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. We continue to explore additional equity and debt funding however, there can be no assurance that we will be successful in raising all of the additional funding that it is seeking or that such amount will be sufficient for our needs. As of the date of our most recent audit, for the fiscal year ended December 31, 2015, we had not generated sufficient revenues to meet our cash flow needs. Our current cash on hand as of August 17, 2016 is insufficient for us to be able to maintain our operations at the current level beyond November 15, 2016. As a result, there is doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations past November, 2016. If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of our security holders’ investment.

Certain of our Preferred Shares and warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements. Our derivative liabilities decreased to $496,247 at June 30, 2016 from $742,833 at December 31, 2015. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $288,026 net decrease in cash during the six months ended June 30, 2016 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the sources and uses of cash for the six month periods ended June 30:

	2016	2015
Cash used in operating activities	$(1,243,019)	$(1,204,986)
Cash provided by investing activities	-	-
Cash provided by financing activities	954,993	203,789

Decrease in cash	$(288,026)	$(1,001,197)

Cash used in operating activities was $1,243,019 during the six-month period ended June 30, 2016, compared to $1,204,986 in the six-month period ended June 30, 2015. Net losses of $1,315,963 and $21,311,385 for the six months ended June 30, 2016 and 2015, respectively, were the primary reasons for our negative operating cash flow in both periods. During the six months ended June 30, 2015 our negative operating cash flow was significantly offset by the effects of non-cash charges to income including stock-based compensation, shares issued for directors’ fees and depreciation.

No cash was provided by or used in investing activities in either period.

Cash provided by financing activities was $954,993 in the six-month period ended June 30, 2016, compared to $203,789 during the six-month period ended June 30, 2015. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity. During the six months ended June 30, 2016, we raised $1,000,000 from the issuance of short term non-convertible notes and paid down $45,006 in capital lease obligations resulting in cash provided by financing activities of $954,994. During the first six months of 2015, we raised $203,789 from the sale of Units consisting of Preferred Shares and warrants mostly offset by the payoff of short term borrowings from Fordham Capital. On March 24, 2015 we made a final payment of principal and interest in the amount of $570,449 to Fordham Capital Partners in satisfaction of the Amended and Restated Equipment Revolving Note dated July 16, 2014.

Commitments/Contingencies:

As of June 30, 2016, we had outstanding non-convertible notes in the aggregate principal amount of $1,257,000 due to related parties that mature within one year.

We also have a non-convertible notes in the aggregate principal amount of $950,000 payable to unrelated parties that mature within one year.

In addition, we have outstanding convertible notes payable to related parties in the principal amount of $624,866 at June 30, 2016.

The amount of accrued and unpaid interest was $378,230 on the same date.

Capital Expenditures. At June 30, 2016, we have no material commitments for capital expenditures.

Lease commitments. We lease a combined manufacturing, research and development and office facility located in Mundelein, Illinois. The lease is on a month to month basis. Monthly rental payments are $17,542, inclusive of property taxes. We believe we will be successful in negotiating a new lease with the landlord.

On July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000. The Equipment Lease Agreement includes customary events of default, including non- payment by the Company of the monthly lease payments and the payment of penalties upon such late payments. The equipment lease is secured by all of the assets of the Company.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based primarily on the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, where management identified material weaknesses consisting of ineffective controls over (i) the control environment, (ii) financial statement disclosure; and (iii) financial reporting, and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Other than as set forth below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The consultant who served as Interim Financial Officer resigned at the end of his contract and was replaced by our Chief Executive Officer, who now serves as our Principal executive Officer and our Principal Financial Officer. The Company also did not renew the contract of a temporary employee who served as staff accountant whose duties were assumed by another existing full-time employee. The Company continues to develop internal processes and segregations to mitigate the internal control deficiencies.

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

The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2015 Annual Report.

We have a history of operating losses and cannot guarantee profitable operations in the future. Failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We incurred a net loss of $1,315,963 for the six months ended June 30, 2016, and had an accumulated deficit of $157,745,593. We incurred a net loss of $23,976,431 for the twelve months ended December 31, 2015, and had an accumulated deficit of $156,429,630.

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

As June 30, 2016, we had cash in the amount of $21,825 and total liabilities in the amount of $5,556,035. We also had a working capital deficit of $5,315,561 as of June 30, 2016. As of December 31, 2015, we had cash in the amount of $309,851 and total liabilities in the amount of $5,192,568. We also had a working capital deficit of $3,801,651 as of December 31, 2015. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond. Our current cash on hand is insufficient for us to be able to maintain its operations at the current level through December, 31 2016. In order to continue to pursue our business plan, we will require additional funding. If we are not able to secure additional funding, the implementation of our business plan will be delayed and its ability to maintain or expand operations will be impaired. We intend to secure additional funding through debt or equity financing arrangements, increased sales generated by operations and reduced expenses.

Our ability to repay our loans is predicated on future sales growth and generating positive cash flow from the business or securing other financing.

As of June 30, 2016, we had total liabilities of $5,556,035, which includes $2,800,796 of short term notes. As of December 31, 2015, we had total liabilities of $4,918,652, which includes $1,831,866 of short term notes. The amount of revenues generated by the business has been insufficient to support ongoing daily operations. Previously, we had to rely on new equity or debt financing in order to satisfy other financing incurred by us. Our current cash balance as of August 17, 2016 of $411,833 will not be sufficient to repay the loans and support our continuing operations as planned. There are no assurances that we will secure additional debt or equity financing in order to pay off the loans and support our continuing operations as planned.

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

On July 14, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $500,000. The note matures in one year (July 14, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 2,000,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On July 21, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $300,000. The note matures in one year (July 21, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 600,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

4.1	Senior Unsecured Note due December 23, 2016 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Z Trim Holdings, Inc. on May 19, 2016)

4.2	Common Stock Purchase Warrant dated December 23, 2015 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Z Trim Holdings, Inc. on May 19, 2016)

4.3	Senior Unsecured Note due March 2, 2017 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Z Trim Holdings, Inc. on May 19, 2016)

4.4	Common Stock Purchase Warrant dated March 2, 2016 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Z Trim Holdings, Inc. on May 19, 2016)

10.1	Employment Agreement between Agritech Worldwide, Inc. and Jonathan Kahn, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Z Trim Holdings, Inc. on May 19, 2016)

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Link base Document*

1.01 LAB	XBRL Extension Labels Link base Document*

101.PRE	XBRL Taxonomy Extension Presentation Link base Document*

101.DEF	XBRL Taxonomy Extension Definition Link base Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRITECH WORLWIDE, INC.
(Registrant)

Date: August 22, 2016	/s/ Jonathan Kahn
Jonathan Kahn
Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

