Form 10-Q
period 2016-09-30
Agritech Worldwide, Inc.
filed 2016-11-14
CIK 1052257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14th, 2016
Common Stock, $0.00005 par value	101,878,858

AGRITECH WORLDWIDE, INC.

 FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

BALANCE SHEETS

	Unaudited
	9/30/2016	12/31/2015

ASSETS

Current Assets
Cash and cash equivalents	$116,408	$309,851
Accounts receivable	127,168	248,348
Inventory	163,455	238,264
Prepaid expenses and other assets	1,000	55,558

Total current assets	408,031	852,021

Long Term Assets
Property and equipment, net of depreciation	392,600	471,233
Other assets	17,626	31,193

Total long term assets	410,226	502,426

TOTAL ASSETS	$818,257	$1,354,447

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,281,374	$1,141,478
Short-term notes payable to unrelated parties, net of discount	1,722,096	750,000
Short-term non-convertible notes payable to related parties, net of discount	1,247,338	457,000
Short-term convertible notes payable to related parties	624,866	624,866
Accrued expenses and other	762,149	684,596
Accrued liquidated damages	36,178	36,178
Capital lease payable, short term	405,077	216,721
Derivative liabilities	376,890	742,833
Total Current Liabilities	6,455,968	4,653,672

Long Term Portion of Capital Lease Payable	-	264,980

Total Liabilities	6,455,968	4,918,652

Stockholders' Equity (Deficit)
Common Stock, $0.00005; authorized 500,000,000; shares issued and outstanding is 101,878,858 and 93,797,504 at September 30, 2016 and December 31, 2015, respectively	5,094	4,690
Convertible preferred stock, Series B, $0.01 par value authorized 3,000,000 shares; issued and outstanding 709,625 at both September 30 and December 31, 2015.	7,096	7,096
Additional paid-in capital	152,791,693	152,853,639
Accumulated deficit	(158,441,594)	(156,429,630)

Total Stockholders' Equity (Deficit)	(5,637,711)	(3,564,205)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$818,257	$1,354,447

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30th,		September 30th,
	2016	2015	2016	2015
REVENUES:
Products	$371,085	$218,732	$923,513	$834,563
Total revenues	371,085	218,732	923,513	834,563

COST OF REVENUES:
Products	509,767	445,936	1,295,444	1,420,476
Total cost of revenues	509,767	445,936	1,295,444	1,420,476

GROSS MARGIN (LOSS)	(138,682)	(227,204)	(371,931)	(585,913)

OPERATING EXPENSES:
Selling, general and administrative	529,287	772,957	1,657,371	6,881,428
Total operating expenses	529,287	772,957	1,657,371	6,881,428

OPERATING LOSS	(667,969)	(1,000,161)	(2,029,302)	(7,467,341)

OTHER INCOME (EXPENSES):
Interest expense - other	-	(21,518)	-	(26,194)
Interest expense - debt	(155,889)	(35,743)	(371,062)	(128,006)
Change in fair value - derivatives	127,857	66,561	388,400	(1,355,747)
Loss on sale and leaseback transaction	-	(574,331)	-	(574,331)
Loss on settlement with vendor	-	-	-	(13,990)
Loss on debt conversion	-	-	-	(351,314)
Loss on exchange of warrants	-	-	-	(12,959,654)
Total other income (expenses)	(28,032)	(565,031)	17,338	(15,409,236)

NET LOSS	$(696,001)	$(1,565,192)	$(2,011,964)	$(22,876,577)

Less Preferred Dividends	92,475	67,462	275,416	194,302

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(788,476)	$(1,632,654)	$(2,287,380)	$(23,070,879)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.02)	$(0.48)

Weighted Average Number of Shares Basic and Diluted	101,878,858	47,517,640	97,838,181	47,313,497

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30TH	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,011,964)	$(22,876,577)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation - stock options and warrants vested	317,955	4,534,849
Common shares issued for director fees	-	150,000
Amortization of debt discount	3,660	-
Shares & warrants issued for services	-	104,000
Preferred stock payable for services	-	258,731
Preferred stock to be issued for services	-	-
Warrants issued expense	-	259,662
Depreciation	75,184	154,250
Change in fair value of derivative liability	(365,943)	1,355,747
Loss on exchange of warrants	-	12,959,654
Loss on debt conversion	-	351,314
Loss on sale and leaseback transaction	-	574,331
Loss on settlement with vendor	-	13,990

Changes in operating assets and liabilities:
Accounts receivable	121,180	(150,265)
Inventory	74,809	306,611
Prepaid expenses and other assets	68,125	(19,564)
Accounts payable and accrued expenses	(199,824)	228,421
CASH USED IN OPERATING ACTIVITIES	(1,916,818)	(1,794,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received from the sale of fixed assets	-	172,911
CASH PROVIDED BY INVESTING ACTIVITIES	-	172,911

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease	(76,624)	-
Proceeds for the purchase of convertible preferred stock	-	880,000
Borrowing on short term debt to unrelated parties	1,600,000	400,000
Borrowing on short term debt to related parties	200,000	187,000
Borrowing on short term non-convertible notes payable to related parties	-	-
Principal payments on debt	-	(588,211)
CASH PROVIDED BY FINANCING ACTIVITIES	1,723,376	878,789
NET DECREASE IN CASH	(193,443)	(743,146)

CASH AT BEGINNING OF PERIOD	309,851	1,027,713
CASH AT THE PERIOD ENDED SEPTEMBER 30TH	$116,408	$284,567

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$80,259	$53,596
Discount on debt due to derivitives	$37,566	$-
Preferred dividends payable declared	$275,416	$194,302
Preferred stock issued for preferred stock payable	$-	$1,010,000
Conversion of debt and interest into preferred stock	$-	$386,375
Reclassification of notes from unrelated to related	$600,000	$-
Warrants to be exchanged for common stock	$-	$542,944

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC.

Notes to Financial Statements

September 30, 2016

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit equal to $158,441,594 as of September 30, 2016. This factor raises doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and equity financings, and the ability of the Company to improve operating margins. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at September 30, 2016 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results for the three or nine months ended September 30, 2016 may not be indicative of results for the year ending December 31, 2016 or any future periods.

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

The Company has utilized various types of financing to fund its business needs, including convertible debt and convertible preferred stock with warrants attached. The Company reviews its warrants and any conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2016, the Company had warrants to purchase common stock outstanding, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants and convertible preferred stock to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at September 30, 2016 was $376,890 compared to $742,833 as of December 31, 2015. The decrease in fair value for the nine months ended September 30, 2016 was $365,943 compared to an increase of $812,803 for the nine months ended September 30, 2015. Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities 12/31/2015	$742,833	-	-	$742,833	$742,833

Change in derivative liabilities due to:
Issuance of warrants	41,226	-	-	41,226	$41,226
Settlements	(18,769)			(18,769)	$(18,769)
Change in derivative liabilities valuation	$(388,400)	-	-	(388,400)	$(388,400)
	(365,943)		-	(365,943)	(365,943)

Derivative Liabilities 9/30/2016	$376,890	$-	-	$376,890	$376,890

Concentrations

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method. The Company follows standard costing methods for manufactured products. Management assesses the recoverability and establishes reserves based on the net realizable value of the inventory.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees, directors and related parties, including stock options, restricted stock, employee stock purchases related to employee stock purchase plans and warrants, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock compensation awards of $317,955 and $4,534,849 for the nine months ended September 30, 2016 and 2015, respectively.

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

NOTE 4 – INVENTORY

At September 30, 2016 and December 31, 2015, inventory consists of the following:

	9/30/2016	12/31/2015
Raw materials	$30,318	$18,228
Packaging	9,168	4,560
Finished goods	151,025	215,476
Less: Reserve to estimated net realizable value	(27,055)
	$163,455	$238,264

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At September 30, 2016 and December 31, 2015, property and equipment, net consists of the following:

	9/30/2016	12/31/2015
Leasehold Improvements	$-	$3,449
Capital Lease Assets	514,707	514,707
	514,707	518,156
Accumulated depreciation	(122,107)	(46,923)
Property and equipment, net	$392,600	$471,233

Depreciation expense was $75,184 and $154,250 for the nine months ended September 30, 2016 and 2015, respectively.

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

NOTE 6 – ACCRUED EXPENSES AND OTHER

At September 30, 2016 and December 31, 2015 accrued expenses consist of the following:

	9/30/2016	12/31/2015
Accrued payroll and taxes	$52,709	$166,713
Accrued settlements	102,000	102,000
Accrued interest	500,533	216,071
Accrued expenses and other	106,908	199,812
	$762,149	$684,596

NOTE 7 – SHORT-TERM BORROWINGS TO UNRELATED PARTIES

On July 17, 2015, the Company completed a sale and leaseback transaction with Fordham Capital. In the transaction, the Company sold all of its production equipment, furniture and fixtures for $514,707. From the proceeds of the sale, the Company repaid outstanding borrowings of $200,000 due to Fordham Capital plus accrued interest of $3,112, franchise taxes of $96,542 and a security deposit of $15,800 related to the equipment lease.

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000. The note initially matured in six months (March 26, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. On December 23, 2015, the Company executed an amendment whereby the maturity date was extended to July 1, 2016. On June 29, 2016, the Company executed an amendment whereby the maturity date was extended to October 1, 2016. On September 30, 2016, the Company executed an amendment whereby the maturity date was extended to April 3, 2017.

On December 23, 2015, the Company issued a 14% nonconvertible senior unsecured note to Jonathan Kahn in the principal amount of $500,000. The note matures in twelve months (December 23, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties to a short-term non-convertible note to related parties. On May 17, 2016, Mr. Kahn became our Chief Executive Officer, interim Chief Financial Officer and a member of our Board of Directors

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn in the principal amount of $100,000. The Company recognized $3,791 and amortized $438 of discount as of September 30, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to Mr. Kahn. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties to a short-term non-convertible note to related parties.

On March 11, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000. The Company recognized $3,189 and amortized $355 of discount as of September 30, 2016. The note matures in one year (March 11, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 7, 2016, the Company issued 14% senior unsecured notes to two accredited investors in the total principal amount of $100,000. The Company recognized $3,924 and amortized $378 of discount as of September 30, 2016. The notes mature in one year (April 7, 2017) and bear interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued warrants to acquire a total of 400,000 shares of the Company’s common stock at an exercise price of $0.64 per share to the two accredited investors. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 8, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $500,000. The Company recognized $15,342 and amortized $1,470 of discount as of September 30, 2016. The note matures in one year (April 8, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 2,000,000 shares of the Common Stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On July 14, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $500,000. The Company recognized $6,383 and amortized $273 of discount as of September 30, 2016. The note matures in one year (July 14, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 2,000,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On July 21, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $300,000. The Company recognized $2,117 and amortized $82 of discount as of September 30, 2016. The note matures in one year (July 21, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 600,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

Below is a summary of the principal and interest activity for the period ended September 30, 2016:

	Principal	Interest
Balance at December 31, 2015	$750,000	$10,442
Principal advances and accrued interest	1,600,000	184,019
Reclassification of notes to related	$(600,000)	$(60,679)
Principal payments and interest	-	-
Balance at September 30, 2016	$1,750,000	$133,782
Less debt discount	(27,904)

Balance at September 30, 2016	$1,722,096	$133,782

NOTE 8 – SHORT-TERM NONCONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000. The note was to mature in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $85,000. The note was to mature in two months (December 23, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $70,000. The note was to mature in two months (December 30, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On December 3, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith in the principal amount of $30,000. The note was to mature in two months (February 3, 2015) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

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

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $12,000. The note was to mature on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $25,000. The note was to mature on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $150,000. The note was to mature on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest is subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement.

On September 29, 2015, the Company issued a 14% nonconvertible senior unsecured note to an accredited investor in the principal amount of $250,000. The note was to mature March 26, 2016 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash.

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

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn in the principal amount of $100,000. The Company recognized $3,791 and amortized $247 of discount as of September 30, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties to a short-term non-convertible note to related parties.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Morris Garfinkle in the principal amount of $100,000. The Company recognized $3,094 and amortized $178 of discount as of September 30, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the entity controlled by Mr. Garfinkle. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Dan Jeffery in the principal amount of $50,000. The Company recognized $1,824 and amortized $105 of discount as of September 30, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the entity controlled by Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 28, 2016, the Company issued a 14% senior unsecured note to an entity related to Dan Jeffery in the principal amount of $50,000. The Company recognized $1,562 and amortized $55 of discount as of September 30, 2016. The note matures in one year (April 28, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 150,000 shares of the Common Stock at an exercise price of $0.64 per share to the entity related to Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On June 29, 2016, the Company executed an amendment to the 14% nonconvertible subordinated secured notes (September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13, 2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to October 1, 2016.

On September 30, 2016, the Company executed an amendment to the 14% nonconvertible subordinated secured notes (September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13, 2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to April 3, 2017.

The outstanding gross amount (before discount) of nonconvertible notes payable to a related party was $457,000 at December 31, 2015 and $1,257,000 at September 30, 2016. The amount of accrued and unpaid interest was $54,935 on December 31, 2015 and $133,782 on September 30, 2016.

NOTE 9 – SHORT-TERM CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On February 11, 2014, the Company entered into an agreement with Edward Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note. The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year. Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under the note is $2.25, subject to adjustment as provided in the note. If on the maturity date of the note, the thirty-day trailing average closing price of the Company’s common stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25. The Conversion Price was greater than the closing stock price on the agreement date; therefore, no beneficial conversion feature was recorded on this note.

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

On July 15, 2014, the Company entered into an agreement with Edward Smith III, pursuant to which Mr. Smith agreed to lend the Company $64,000 in an unsecured note payable. The note matured in 90 days (October 15, 2014) without interest payable on the unpaid principal and subject to the terms of the Company’s agreements with its secured creditors. On August 6, 2014, this note was rolled into the $264,000 convertible subordinated secured note discussed below.

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

On December 23, 2015, the Company executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014 whereby the maturity date for each note was extended to July 1, 2016.

On May 22, 2016, the Company executed an amendment to the note issued to CKS Warehouse dated May 12, 2014 whereby the maturity date was extended to October 1, 2016.

On June 29, 2016, the Company executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to October 1, 2016.

On September 30, 2016, the Company executed an amendment to the note issued to CKS Warehouse dated May 12, 2014 whereby the maturity date was extended to April 3, 2017.

On September 30, 2016, the Company executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014 whereby the maturity date for each note was extended to April 3, 2017.

The outstanding amount of convertible notes payable to related parties was $624,866 at September 30, 2016 and December 31, 2015. The amount of accrued and unpaid interest was $214,102 at September 30, 2016.

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

The Company’s derivative liabilities decreased to $376,890 at September 30, 2016 from $742,833 at December 31, 2015. The income recognized during the nine months ended September 30, 2016 was $388,400 as compared to an expense of $1,355,747 for the nine months ended September 30, 2015.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2016 and December 31, 2015:

Components of derivative financial instruments

	9/30/2016	12/31/2015
Common stock warrants	$67,108	$130,028
Embedded conversion features for convertible debt or preferred shares	309,782	612,805

Total	$376,890	$742,833

Beginning balance	$742,833	$20,166
Change in derivative liability valuation	(388,400)	1,265,611
Change in derivative liability - settlements	(18,769)	-
Change in derivative liability - warrant issuance	41,226	(542,944)

Total	$376,890	$742,833

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

In addition, on each of May 1, 2017 and May 1, 2018, respectively, pursuant to the Kahn Employment Agreement, Mr. Kahn will receive an additional grant of fully-vested common stock, such additional grants each representing 0.75% of the Company’s shares of common stock on a fully diluted basis as of May 1, 2017 and May 1, 2018, respectively. The Company expensed $13,879 through Sept 30, 2016 for stock compensation related to the May 1, 2017 and May 1, 2018 additional grants. The Company will expense a portion of this compensation quarterly until the grants are made at their respective due dates.

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

Common Stock Issued on the Exercise of Stock Warrants and/or Options for Cash

During the three month and nine month periods ended September 30, 2016 and 2015, respectively, there were no warrants or options exercised for cash.

Common Stock Issued on the Cashless Exercise of Warrants and/or Stock Options

During the three months and nine months ended September 30, 2016, the Company did not issue any shares of common stock on the cashless exercise of warrants or options.

On April 22, 2016, the Company purchased 4,610,179 warrants from their holders for an aggregate price of $122,986.

During the three months and nine months ended September 30, 2015, the Company did not issue any shares of common stock on the cashless exercise of options.

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014)  to participate in a warrant exchange program whereby each warrant holder will be able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti-dilution rights on a one-time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015, there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti-dilution provisions resulting from the January 8, 2015 private placement.

As of September 30, 2015, the results of this exchange were warrant holders elected to receive 52,110,896 shares of Common Stock under alternative (1), 318,750 additional warrants were issued under alternative (2) and a combination of 974,826 shares of Common Stock and 73,125 warrants were issued from elections made under alternative (3). The Company recorded a loss on exchange of warrants of $12,959,654 for the nine months ended September 30, 2015.

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

There were no shares issued for services during the nine months ended September 30, 2016.

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

Preferred Stock Issued to Vendors

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015. Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes. The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015. Finally, the parties agreed that the Company would deliver (which the Company delivered on April 3, 2015) to the landlord 20,025 shares of its 12.5% Convertible Preferred Stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share. Also, the Company issued a five-year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share. The fair value of the preferred stock issued was calculated using multinomial lattice models that valued the preferred stock based on a probability weighted discounted cash flow model. The assumptions used to determine the fair value included the holder of the preferred stock would convert the preferred stock once the stock price exceeded the exercise price, the historical annual volatility of the Company’s stock price was 119% and the weighted cost of capital for the Company was 16.93%. As a result, the Company recorded an expense of $149,787 for the three months ended March 31, 2015 with an offset to preferred stock payable.

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

As of September 30, 2016, the Company had accrued dividends payable of $555,953 which are included in accounts payable on the balance sheet. As of December 31, 2015, the Company had accrued dividends payable of $280,675.

NOTE 14 – STOCK OPTION PLAN AND WARRANTS

Incentive Compensation Plan

The Plan provides for the issuance of qualified options and other equity awards to all employees and non-qualified options and other equity awards to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of September 30, 2016 and December 31, 2015 is as follows:

	9/30/2016		12/31/2015
		Weighted Average		Weighted Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at beginning of year	11,103,275	$0.78	11,033,675	$1.05
Granted	3,020,134	$0.03	6,299,600	$0.29
Exercised	-		-
Expired and Cancelled	(3,772,386)	$0.89	(6,230,000)	$0.77
Outstanding, end of period	10,351,023	$0.53	11,103,275	$0.78

Exercisable at end of period	8,085,923	$0.66	10,328,925	$0.82

During the three and nine months ended September 30, 2016, the Company did not grant any stock options to employees.

On May 17, 2016, each non-executive member of the Board (Morris Garfinkle, Dan Jeffery and Edward B. Smith III) was granted pursuant to the Plan an option to purchase an aggregate 1,006,711 shares of common stock (the equivalent of $30,000 based on the common stock’s closing price of $0.0298 on the grant date) for a total of 3,020,134 shares of common stock at an exercise price of $0.0298 per share. These stock options vest 25% on date of grant and 25% every 90, 180 and 270 days subsequent to the grant date and expire ten years after the date of the grant. As of September 30, 2016, the unrecognized compensation cost related to all non- vested share- based compensation arrangements granted under the Plan was $80,453.

During the nine months ended September 30, 2015, the Company granted 6,299,600 options at an exercise price of $0.29 per share valued at $1,845,892. Stock- based compensation expense for both the three and nine months ended September 30, 2015 was $152,712 and $261,459 respectively. As of September 30, 2015, the unrecognized compensation cost related to all non- vested share- based compensation arrangements granted under the Plan was $388,385. Of this amount, $158,959 was recognized during the fourth quarter of fiscal 2015.

During the nine months ended September 30, 2016 and September 30, 2015, there were no stock options exercised either for cash or on a cashless basis.

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

	5/17/2016	6/30/2015
Weighted average fair value per option granted	0.0298	0.1431 – 0.3606
Risk-free interest rate	1.2%	1.00% - 1.54%
Expected dividend yield	0.0%	0.0%
Expected lives	2.7	3.0
Expected volatility	201.10%	86.22% - 120.51%

Stock options outstanding at September 30, 2016 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.01 - $1.50	8,854,489	4.8	$0.33	6,589,389
$1.51 - $3.00	1,496,534	1.3	$1.67	1,496,534
$3.01 - $5.00	-	-	$-	-
	10,351,023	2.8	$0.53	8,085,923

Warrants

As of September 30, 2016, the Company had warrants outstanding to purchase 52,897,601 shares of the Common Stock, at prices ranging from $0.35 to $0.64 per share. These warrants expire at various dates through July 2021. The summary of the status of the warrants issued by the Company as of September 30, 2016 and December 31, 2015 are as follows:

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)
SUMMARY OF WARRANTS

	9/30/2016		12/31/2015
	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	50,957,780	$0.52	16,446,351	$1.44
Granted	6,550,000	$0.64	87,825,204	$0.42
Exercised	(4,610,179)	$0.43	(53,095,204)	$0.66
Cashless Exercises	-	$-	-	-
Expired and Cancelled	-		(218,571)	$0.66
	52,897,601	$0.50	50,957,780	$0.52

Outstanding, end of period	52,897,601	$0.50	50,957,780	$0.52

Exercisable at end of period	52,897,601	$0.50	50,957,780	$0.52

Effective January 1, 2015, the Company and its landlord executed an amendment to the current lease extending the lease until July 14, 2015. Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes. The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015. Finally, the parties agreed that the Company will deliver to the landlord 20,025 shares of its Preferred Shares which shares are convertible to common stock at the landlord’s option at .088 per preferred share. Also, the Company issued a five-year warrant to the landlord to purchase 171,454 shares of Common Stock at $0.64 per share.

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

The fair values for the Company’s derivative liabilities related to the Warrants issued is $67,108. The derivative instruments were valued as of September 30, 2016 with the following assumptions:

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

Effective January 1, 2015 the Company entered into a Consulting Agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting will provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities. In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share. The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%. For the three months ended September 30, 2015 the Company recognized compensation expense of $128,880. The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital. The Company terminated the Consulting Agreement as of April 1, 2016.

On February 9, 2015, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively. The exercise price of these warrants is $0.45 per share. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%. For the three months ended September 30, 2015 the Company recognized compensation expense of $3,749,259.

On April 29, 2015, the Company sent a proposal to all warrant holders (as of September 30, 2014), which offered to participate in a warrant exchange program whereby each warrant holder was able to 1) exchange their warrants for common stock, on a cashless basis, at a reduced exercise price of $0.00005 per share, 2) if applicable, receive the right to 17.5% more warrants and a two year extension on all of their warrants in return for waiving their anti- dilution rights on a one- time basis for the exchange, or 3) elect to take advantage of (1) and (2) by (i) exchanging a portion of their Warrants that they so designate for shares of Common Stock in accordance with the applicable terms in (1) and (ii) the remainder of the Warrant not exchanged will be retained and amended pursuant to the applicable provisions of (2). As of April 29, 2015, there were 55,334,490 warrants outstanding that were eligible to participate in the proposal inclusive of 38,888,147 warrants associated with anti- dilution provisions resulting from the January 8, 2015 private placement.

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

On May 14, 2015, the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s former Chief Executive Officer, director and largest shareholder, Edward B. Smith III) pursuant to which E.B. Smith Jr. agreed to provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share. The warrants vested 450,000 shares upon the mutual execution of the agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.6%. In 2015 the Company recognized an expense of $117,642. The agreement terminated on May 14, 2016.

On May 14, 2015, the Company entered into a consulting agreement with Terme Bancorp pursuant to which Terme Bancorp agreed to provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by Terme Bancorp, the Company issued warrants to purchase 1,250,000 shares of Common Stock at $0.35 per share. The warrants vested 750,000 shares upon the mutual execution of this agreement and then in 250,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.60%. In 2015 the Company recognized an expense of $197,075. The agreement terminated on May 14, 2016.

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

On April 28, 2016, the Company issued a warrant to acquire 150,000 shares of the Common Stock, at an exercise price of $0.64 per share to an entity controlled by Dan Jeffery in conjunction with its $50,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On July 14, 2016, the Company issued a warrant to acquire 2,000,000 shares of the Common Stock, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $500,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On July 21, 2016, the Company issued a warrant to acquire 600,000 shares of the Common Stock, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $300,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

There were no warrants exercised either for cash or on a cashless basis.

NOTE 15 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are food manufacturers, school districts and distributors. There were two significant customers who accounted for 52% and 13% of total sales for the three months ended September 30, 2016. Further, these same two customers accounted for 42% and 29% of the total accounts receivable at September 30, 2016. There were two significant customers who accounted for 38% and 13% of total sales for the nine months ended September 30, 2016.

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

Effective January 1, 2015, the Company and its landlord executed an amendment to the lease extending the lease until July 14, 2015. Commencing on May 1, 2015, the parties agreed to a monthly base rent of $10,681 plus property taxes. The Company also agreed to pay $71,125 in rental arrears on April 30, 2015 and another $71,125 in rental arrears on July 1, 2015. Finally, the Company delivered to the landlord 20,025 shares of its 12.5% convertible preferred stock which shares are convertible to common stock at the landlord’s option at .088 per preferred share. Also, the Company issued a five-year warrant to the landlord to purchase 171,454 shares of common stock at $0.64 per share.

On May 1, 2015, the Company and its landlord executed an amendment to the then current lease extending the lease until October 14, 2015. The parties agreed and the Company delivered to the landlord 8,010 Preferred Shares and agreed to issue 68,566 warrants to acquire the Company’s Common Stock at an exercise price of $0.64 per share. The Company recorded additional rent expense of $48,060.

On October 14, 2015, the lease converted to a month to month basis. Monthly rental payments are currently $17,972, inclusive of property taxes. We believe we will be successful in negotiating a new lease with the landlord.

For nine months ended September 30, 2016 and 2015, the Company recognized rent expense of $183,090 and $308,756 respectively.

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

NOTE 18 – RELATED PARTY TRANSACTIONS

Effective January 1, 2015, the Company entered into a Consulting Agreement with Jeffery Consulting Group, LLC pursuant to which Jeffery Consulting agreed to provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities. In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of Common Stock at $0.35 per share. The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%. For the three months ended September 30, 2015 the Company recognized compensation expense of $128,880. The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital. The Company terminated the Consulting Agreement as of April 1, 2016.

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

On February 9, 2015, Edward B. Smith, III and Morris Garfinkle were issued warrants exercisable for 31,000,000 and 5,500,000 shares of common stock, respectively, in consideration of the services to be provided to the Company as Chief Executive Officer of the Company and Chairman of the Board, respectively. The exercise price of these warrants is $0.45 per share. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk-free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%. For the three months ended September 30, 2015 the Company recognized compensation expense of $3,749,259.

On February 24, 2015, the Company issued 576,924 shares of common stock to its then three non-executive directors (192,308 shares each) Brian Israel, Morris Garfinkle and Dan Jeffery. The Company recognized a total expense of $150,000 related to these issuances. These shares were valued based on the closing price on the grant date.

On May 14, 2015, the Company entered into a consulting agreement with E.B. Smith Jr. (father of the Company’s former Chief Executive Officer, director and largest shareholder, Edward B. Smith III) pursuant to which E.B. Smith Jr. agreed to provide advice with respect to the Company’s marketing initiatives, provide customer introductions and investigating strategic transactions. In consideration of services rendered by E.B. Smith Jr., the Company issued warrants to purchase 750,000 shares of common stock at $0.35 per share. The warrants vested 450,000 shares upon the mutual execution of the agreement and then in 150,000 share increments at the three month and six month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 104.65%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.6%. In 2015 the Company recognized an expense of $117,642. The agreement terminated on May 14, 2016.

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

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn, the Company’s current Chief Executive Officer, interim Chief Financial Officer and member of the Board of Directors in the principal amount of $100,000. The Company recognized $3,791 and amortized $247 of discount as of September 30, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties as a short-term non-convertible note to related parties.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Morris Garfinkle in the principal amount of $100,000. The Company recognized $3,094 and amortized $178 of discount as of September 30, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the entity controlled by Mr. Garfinkle. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Dan Jeffery in the principal amount of $50,000. The Company recognized $1,824 and amortized $105 of discount as of September 30, 2016. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock at an exercise price of $0.64 per share to the entity controlled by Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 28, 2016, the Company issued a 14% senior unsecured note to an entity related to Dan Jeffery in the principal amount of $50,000. The Company recognized $1,562 and amortized $55 of discount as of September 30, 2016. The note matures in one year (April 28, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 150,000 shares of the Common Stock at an exercise price of $0.64 per share to the entity related to Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

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

The foregoing summary description of the Kahn Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the Kahn Employment Agreement, a copy of which is attached as Exhibit 10.1 to the Form 8-K filed on May 17, 2016 and are incorporated herein by reference.

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

NOTE 19 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2016.

In general, the Company offers a one-year warranty for most of the products it sells. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 20 – SUBSEQUENT EVENTS

On November 4, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000. The note matures in one year (November 4, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

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

Going Concern

For the nine months ended September 30, 2016, we incurred a net loss of $2,011,964 and had an accumulated deficit of $158,441,594. We incurred a net loss of $23,976,431 for the twelve months ended December 31, 2015, and had an accumulated deficit of $156,429,630. As of September 30, 2016, we had cash and cash equivalents in the amount of $116,408 and total liabilities of $6,455,968. As of December 31, 2015, we had cash and cash equivalents in the amount of $309,851 and total liabilities in the amount of $4,918,652. We also had a working capital deficit of $6,047,937 and $3,801,651 as of September 30, 2016 and December 31, 2015, respectively. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond. As of the date of this quarterly report, we had not generated sufficient revenues to meet our cash flow needs. As of November 14, 2016, our current cash on hand is not sufficient for us to be able to maintain our operations at the current level through December 31, 2016 and not enough to fund our operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations past December 31, 2016. If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of your investment.

Reincorporation

We were originally incorporated in the State of Illinois on May 5, 1994 under the name Circle Group Entertainment Ltd. On June 21, 2006, we filed a certificate of amendment to our certificate of incorporation and changed our name to Z Trim Holdings Inc. On March 23, 2016, we changed our state of incorporation by engaging in a merger (the “Reincorporation”) with and into our newly formed wholly owned subsidiary, Agritech Worldwide, Inc., a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by Z Trim and Agritech on March 18, 2016 (the “Merger Agreement”). The Reincorporation was consummated on March 23, 2016 and was effectuated by the filing of (i) articles of merger with the Secretary of State of the State of Nevada, and (ii) articles of merger with the Secretary of State of the State of Illinois. The Reincorporation effected a change in our legal domicile from Illinois to Nevada. Upon the effectiveness of the Reincorporation our affairs ceased to be governed by (i) Illinois corporation laws, (ii) our Illinois Articles of Incorporation, and (iii) our Illinois Bylaws, and our affairs became subject to (a) Nevada corporation laws, (b) Agritech’s Articles of Incorporation of and (c) Agritech’s Bylaws. The resulting Nevada corporation is (i) be deemed to be the same entity as the Illinois corporation for all purposes under the laws of Nevada, (ii) continue to have all of the rights, privileges and powers of the Illinois corporation, (iii) continue to possess all properties of the Illinois corporation, and (iv) continues to have all of the debts, liabilities and obligations of the Illinois corporation.

Current Trends and Recent Developments Affecting the Company

Sales and Manufacturing

Revenues for the third quarter of 2016 increased approximately 70% as compared to revenues for the third quarter of 2015 due to increased demand for our product and catch-up orders from customers who did not order product in the second quarter due to a price increase. This price increase was implemented after a review of production costs and product benefits and functionality. The determination by management was that our products and price points were not commensurate with our benefits and value propositions available to the Company’s customers. In its history, the Company had experimented with outside toll manufacturing arrangements. These efforts were not successful. This year, the Company returned its focus to its facility in Mundelein, IL as its primary manufacturing facility. This return resulted in greater production control but with the result of experiencing very limited manufacturing output. In the second quarter, meaningful capacity increases were achieved yielding approximately 30% greater production. Gross margins, while still at a loss improved 67%. The comprehensive process engineering and structural review of company operations and its current manufacturing facility commenced last quarter is continuing. An outside process and structural engineering firm has been hired to help the Company develop a path forward to find significantly more capacity at our Mundelein, IL facility. With greater product availability management expects current customers will order greater quantities and our new customer acquisition efforts will be supported as well.

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

As of January 8th, 2015, due to the anti-dilution provisions of some of the outstanding warrants, the exercise price on 15,512,057 warrants was reduced to $0.35 and the number of shares of common stock into which the warrants were then exercisable was adjusted such that the warrants became exercisable into 50,957,780 shares of common stock.

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

Results of Operations

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Revenues

Revenue for the three months ended September 30, 2016 was $371,085, as compared to revenue of $218,732 for the three months ended September 30, 2015, an increase of 70%. Our revenue for the three months ended September 30, 2016 and 2015 was entirely attributable to product sales. We attribute the increase in sales in the current year’s period to increased demand and catch-up orders from customers that initially balked at a product price increase initiated in the second quarter. Our ability to generate increased revenue in future reporting periods will be dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the three months ended September 30, 2016 and 2015 was $509,767 and $445,936, respectively, an increase of $63,831 or 14.3%. The increase in costs of goods sold in the current year’s period was attributable to increased production. However, margins improved by 67% as cost of revenues to revenues as a percentage decreased from 204% for the three months ended September 30, 2015 to 137% for the three months ended September 30, 2016. We believe that increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and reduce the cost of goods sold in the future to improve margins.

Gross Margin (Loss)

Gross loss for the three months ended September 30, 2016 was $138,682 compared to a gross loss of $227,204, for the three months ended September 30, 2015. Gross loss reflects a number of factors that can vary from period to period, including those described above.

Selling, General and Administrative Expenses

Operating expenses for the three months ended September 30, 2016 were $529,287 a decrease of $243,670 over the comparable period ended September 30, 2015 of $772,957. The decrease was primarily due to a decrease in stock based compensation, salary expenses and consulting fees.

The components of selling, general and administrative expenses for the quarters ended September 30, 2016 and 2015 respectively are as follows:

	Three Months Ended September 30,
	2016	2015
Stock based compensation expenses	$9,388	$208,991
Salary expenses	99,947	271,710
Professional fees	51,444	96,146
Directors fees	22,802	-
Consultant fees	135,765	106,640
Other	210,241	116,469

	$529,287	$772,957

The decrease in salary and employee benefits to $99,947 for the three months ended September 30, 2016 from $271,710 for the three months ended September 30, 2016 is attributable to fewer employees. Stock based compensation decreased by $199,603 in 2016 as compared to 2015. Consultant fees increased by $29,125.

Operating Loss

The operating loss for the three months ended September 30, 2016 decreased to $667,969 compared to a loss of $1,000,161 for the three months ended September 30, 2015 due to the reasons described above.

Other Income (Expenses)

Other expense for the three months ended September 30, 2016 was $28,032 as compared to other expense of $565,031 for the three months ended September 30, 2016. The change was primarily due to the large expense, in 2015, related to the loss on sale and leaseback transaction. Interest expense in the three months ended September 30, 2016 was $155,889 compared to $57,261 for the prior year.

Net Loss

As a result of the above, for the three months ended September 30, 2016, we reported a net loss of $696,001 as compared to a net loss of $1,562,192 for the three months ended September 30, 2015.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended September 30, 2016 was $0.01 as compared to the basic and diluted net loss per share of $0.03 for the three months ended September 30, 2015. The per share results were impacted by the decrease in the Operating Loss and Other Expenses as discussed above and the significant increase in the average number of shares outstanding in 2016 compared to 2015.

Nine months Ended September 30, 2016 Compared with Nine months Ended September 30, 2015

Revenues

Revenue for the nine months ended September 30, 2016 was $923,513, as compared to revenue of $834,563 for the nine months ended September 30, 2015, an increase of 11%. Our revenue for the nine months ended September 30, 2016 and 2015 was entirely attributable to product sales. We attribute the increase in sales in the current year’s period due to increased customer demand. Our ability to generate increased revenue in future reporting periods will be dependent on continued increased demand for our products from existing and new customers, and the completion of changes in our production process to further improve our capacity and reduce costs, all of which cannot be assured.

Cost of Revenues

Cost of revenues for products sold for the nine months ended September 30, 2016 and 2015 was $1,295,444 and $1,420,476, respectively, a decrease of $125,032 or 9%. The decrease in costs of goods sold in the current year’s period was attributable to improved production efficiency. Margins improved by 30% as cost of revenues to revenues as a percentage decreased from 170% for the nine months ended September 30, 2015 to 140% for the nine months ended September 30, 2016. We believe that increases in sales and monthly production volume will enable us to allocate our fixed costs over a greater number of finished goods and reduce the cost of goods sold in the future to improve margins.

Gross Margin (Loss)

Gross loss for the nine months ended September 30, 2016 was $371,931, compared to a gross loss of $585,913 for the nine months ended September 30, 2015. Gross loss reflects a number of factors that can vary from period to period, including those described above.

Selling, General and Administrative Expenses

Operating expenses for the nine months ended September 30, 2016 were $1,657,371 a decrease of $5,224,057 over the comparable period ended September 30, 2015 of $6,881,428. The decrease was primarily due to a decrease in stock based compensation and to a lesser extent a decrease in salary expense and consulting fees.

The components of selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015 respectively are as follows:

	Nine months Ended September 30,
	2016	2015
Stock based compensation expenses	$247,315	$4,326,659
Salary expenses	372,424	863,175
Professional fees	188,610	206,812
Directors fees	70,640	150,000
Consultant fees	141,015	657,963
Other	637,367	676,819

	$1,657,371	$6,881,428

The decrease in salary and employee benefits to $372,424 for the nine months ended September 30, 2016 from $863,175 for the nine months ended September 30, 2016 is attributable to fewer employees. Stock based compensation decreased by $4,079,344 in 2016 as compared to 2015. All other expenses in total decreased by $653,962, as a result of lower consultant fees and directors’ fees.

Operating Loss

The operating loss for the nine months ended September 30, 2016 decreased to $2,029,302 compared to a loss of $7,467,341 for the nine months ended September 30, 2015 due to the reasons described above.

Other Income (Expenses)

Other income for the nine months ended September 30, 2016 was $17,388 as compared to other expense of $15,409,236 for the nine months ended September 30, 2016. The change was primarily due to the large expense, in 2015, related to the loss on warrant exchanges. Interest expense in the nine months ended September 30, 2016 was $371,062 compared to $154,200 for the prior year.

Net Loss

As a result of the above, for the nine months ended September 30, 2016, we reported a net loss of 2,011,964 as compared to a net loss of $22,876,577 for the nine months ended September 30, 2015.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the nine months ended September 30, 2016 was $0.02 as compared to the basic and diluted net loss per share of $0.48 for the nine months ended September 30, 2015. The per share results were impacted by the decrease in the Operating Loss and Other Expenses as discussed above and the significant increase in the average number of shares outstanding in 2016 compared to 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had a cash and cash equivalents balance of $116,408, a decrease from a balance of $309,851 at December 31, 2015. At September 30, 2016, we had working capital deficit of $6,047,937 as compared to working capital deficit of $3,801,651 as of December 31, 2015. The decrease in working capital primarily resulted from the decreases in cash, and increased short-term borrowings. Subsequent to September 30, 2016 we raised an aggregate $100,000 from debt financing. As of November 10, 2016, we had a cash balance of $22,982.

Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. We continue to explore additional equity and debt funding however, there can be no assurance that we will be successful in raising all of the additional funding that it is seeking or that such amount will be sufficient for our needs. As of the date of our most recent audit, for the fiscal year ended December 31, 2015, we had not generated sufficient revenues to meet our cash flow needs. Our current cash on hand as of November 10, 2016 is insufficient for us to be able to maintain our operations at the current level beyond December 31, 2016. As a result, there is doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations past December 31, 2016. If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of our security holders’ investment.

Certain of our Preferred Shares and warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements. Our derivative liabilities decreased to $376,890 at September 30, 2016 from $742,833 at December 31, 2015. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $193,443 net decrease in cash during the nine months ended September 30, 2016 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the sources and uses of cash for the nine month periods ended September 30:

	2016	2015
Cash used in operating activities	$(1,916,818)	$(1,794,846)
Cash provided by investing activities	-	172,911
Cash provided by financing activities	1,723,376	878,789

Decrease in cash	$(193,443)	$(743,146)

Cash used in operating activities was $1,916,818 during the nine-month period ended September 30, 2016, compared to $1,794,846 in the nine-month period ended September 30, 2015. Net losses of $2,011,964 and $22,876,577 for the nine months ended September 30, 2016 and 2015, respectively, were the primary reasons for our negative operating cash flow in both periods. During the nine months ended September 30, 2015 our negative operating cash flow was significantly offset by the effects of non-cash charges to income including stock-based compensation, shares issued for directors’ fees and depreciation.

No cash was provided by or used in investing activities in the nine-month period ended September 30, 2016. Cash provided by investing activities was $172,911 in the nine-month period ended September 30, 2015 due to the sale leaseback transaction.

Cash provided by financing activities was $1,723,376 in the nine-month period ended September 30, 2016, compared to $878,789 during the nine-month period ended September 30, 2015. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity. During the nine months ended September 30, 2016, we raised $1,800,000 from the issuance of short term non-convertible notes and paid down $76,624 in capital lease obligations resulting in cash provided by financing activities of $1,723,376. During the first nine months of 2015, we raised $880,000 from the sale of Units consisting of Preferred Shares and warrants and $587,000 from the sale of short-term non-convertible notes mostly offset by the payoff of short term borrowings from Fordham Capital. On March 24, 2015, we made a final payment of principal and interest in the amount of $570,449 to Fordham Capital Partners in satisfaction of the Amended and Restated Equipment Revolving Note dated July 16, 2014.

Commitments/Contingencies:

As of September 30, 2016, we had outstanding non-convertible notes in the aggregate principal amount of $1,257,000 due to related parties that mature within one year.

We also have non-convertible notes in the aggregate principal amount of $1,750,000 payable to unrelated parties that mature within one year.

In addition, we have outstanding convertible notes payable to related parties in the principal amount of $624,866 at September 30, 2016.

The amount of accrued and unpaid interest was $500,533 on the same date.

Capital Expenditures. At September 30, 2016, we have no material commitments for capital expenditures.

Lease commitments. We lease a combined manufacturing, research and development and office facility located in Mundelein, Illinois. The lease is on a month to month basis. Monthly rental payments are $17,972, inclusive of property taxes. We believe we will be successful in negotiating a new lease with the landlord.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based primarily on the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, where management identified material weaknesses consisting of ineffective controls over (i) the control environment, (ii) financial statement disclosure; and (iii) financial reporting, and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to develop internal processes and segregations to mitigate the internal control deficiencies but that is still a work in process.

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

Remediation of Material Weaknesses

As discussed above, as of December 31, 2015, we identified material weaknesses in our internal control over financial reporting primarily due to us not having developed accounting policies and procedures and effectively communicating the same to our employees. Management plans to address these weaknesses by looking to hire a part time accountant for monthly or quarterly work and providing future investments in the continuing education of our accounting and financial professionals.

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

We incurred a net loss of $2,011,964 for the nine months ended September 30, 2016, and had an accumulated deficit of $158,441,594. We incurred a net loss of $23,976,431 for the twelve months ended December 31, 2015, and had an accumulated deficit of $156,429,630.

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

As September 30, 2016, we had cash in the amount of $116,408 and total liabilities in the amount of $6,455,968. We also had a working capital deficit of $6,047,937 as of September 30, 2016. As of December 31, 2015, we had cash in the amount of $309,851 and total liabilities in the amount of $4,918,652. We also had a working capital deficit of $3,801,651 as of December 31, 2015. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. However, we still require additional financing to fully implement our business plan for the next twelve months and beyond. Our current cash on hand is insufficient for us to be able to maintain its operations at the current level through December 31, 2016. In order to continue to pursue our business plan, we will require additional funding. If we are not able to secure additional funding, the implementation of our business plan will be delayed and its ability to maintain or expand operations will be impaired. We intend to secure additional funding through debt or equity financing arrangements, increased sales generated by operations and reduced expenses.

Our ability to repay our loans is predicated on future sales growth and generating positive cash flow from the business or securing other financing.

As of September 30, 2016, we had total liabilities of $6,455,968, which includes $3,594,300 of short term notes. As of December 31, 2015, we had total liabilities of $4,918,652, which includes $1,831,866 of short term notes. The amount of revenues generated by the business has been insufficient to support ongoing daily operations. Previously, we had to rely on new equity or debt financing in order to satisfy other financings incurred by us. Our current cash balance as of November 14, 2016 of $22,982 will not be sufficient to repay the loans and support our continuing operations as planned. There are no assurances that we will secure additional debt or equity financing in order to pay off the loans and support our continuing operations as planned.

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

On November 4th, 2016, the Company issued a 14% senior unsecured note to an accredited investor in the principal amount of $100,000. The note matures in one year (November 4th, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock, par value, $0.00005 per share, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

None of the issuances of the securities described above were registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a) (2) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

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

AGRITECH WORLWIDE, INC.
(Registrant)

Date: November 14, 2016	/s/ Jonathan Kahn
Jonathan Kahn
Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)