Form 10-K
period 2016-12-31
Agritech Worldwide, Inc.
filed 2017-04-17
CIK 1052257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No ☒

The aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price of $0.0126 as of the last business day of the registrant’s most recently completed second quarter was:   $292,219.

The number of shares of our common stock outstanding as of April 14, 2017 was 154,976,459.

Documents Incorporated by Reference:  None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions.

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

Overview

On April 5, 2017, we and GKS Funding LLC, as administrative agent under the Loan Agreement (as defined below) (“GKS Funding”) entered into a Cooperation Agreement (the “Cooperation Agreement”) in connection with a loan (the “Loan”) made to us pursuant to that certain Loan and Security Agreement, dated as of February 1, 2017 (as amended and in effect from time to time, the “Loan Agreement”), between us, the Lenders party thereto and GKS Funding. On March 31, 2017, we received a notice of default from GKS Funding stating that we were in default of the Loan for failure to make a scheduled interest payment on the Loan that was due on March 31, 2017. If such failure described above was not cured within the 15-day cure period, which was April 15, 2017, the Lenders (through GKS Funding, as administrative agent under the Loan Agreement) intended to exercise all rights and remedies available to them under the Loan Agreement, related note and applicable law, which included foreclosing on the collateral under the Loan Agreement.

As of the date of the Cooperation Agreement, the outstanding balance of our obligations under the Loan Agreement was approximately $1,011,800, plus accrued and accruing legal fees and expenses. Over the past several months, we have experienced significant operating losses and have been unable to raise additional capital in order to pay the expenses necessary to continue to operate its business. For the same reason, we were unable to pay interest on the Loan on March 31, 2017 (the “Existing Default”).

As a result of the foregoing, and after considering all options, our Board of Directors determined that we would not have sufficient funds to cure the Existing Default on or before April 15, 2017. In addition, given our inability to raise additional capital to fund ongoing operations, we also determined that we would be unable to continue to operate as a going concern. Thus, we determined that it was in the best interests of all constituents that we cooperate with GKS Funding and its exercise of remedies.

Pursuant to the Cooperation Agreement, we and GKS Funding agreed as follows: (i) we waived the 15-day cure period with respect to the Existing Default immediately upon execution of the Cooperation Letter and GKS Funding has the right to exercise its remedies under the Loan Agreement and applicable law with respect to such event of default, including, without limitation, by scheduling and conducting a sale of all of the collateral under the Loan Agreement on or about April 17, 2017 (the “UCC Sale”); (ii) GKS Funding agreed to fund loans to us up to the date of the UCC Sale to permit us to pay the Budgeted Expenses (as defined in the Cooperation Agreement) as and when due with this new loan, which is (a) secured by a first priority security interest in all of our real and personal assets, property, fixtures, rights and interests, (b) shall have priority in payment over the Loan made pursuant to the Loan Agreement; and (c) shall be repaid, before any other payments are made by us, out of the first cash proceeds of the collateral received by us; and (iii) we consented to fully cooperate with GKS Funding in connection with the UCC Sale, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

In light of the foregoing, we do not anticipate that we will be able to continue in our current line of business. At this point, the Board is reevaluating its business plan and strategy and has not made any determination as to whether or not it will seek to engage in a new line of business.

During the past year, our sole operations were as an agricultural technology company. The products and processes that we owned and are being foreclosed upon by GKS Funding convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. Our primary focus and the source of substantially all of our revenue during the past several years has been from the sale of our all-natural products, Z Trim®, to the food industry. Our business involved the sale of a line of all-natural products to the food industry designed to help manufacturers reduce their costs, improve the quality of finished goods, and solve many production problems.

Products

During the year ended December 31, 2016, our core product portfolio was comprised of multifunctional food ingredients that included Corn Z Trim® (both GMO and non-GMO) and Oat Z Trim®. The superior water-holding capacity and amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, oil deflection, texture and appearance quality, fat and calorie reduction. These attributes allow manufacturers using such products to reduce costs of finished products by replacing more expensive ingredients with our fiber and water.  Z Trim® is now being used by food manufacturers world-wide, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and Z Trim® multifunctional ingredients can help to satisfy their consumers with finished products that we believe have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

Product Distribution

Our food ingredients had been marketed through (i) direct and brokered sales to major food manufacturers, as well as small and midsize companies for packaged retail foods, and (ii) direct and brokered sales to large and small foodservice manufacturers that supply to restaurants, hospitals, schools and cafeterias. In addition to direct sales, we used a network of ingredient distributors, both domestic and international, to distribute our products.

Competition

Z Trim® ingredients have competed with a wide variety of hydrocolloids and other fiber ingredients.  Within the food industry, depending on the food application, required functional properties and product development objectives, competitive ingredients included gums (e.g., guar, xanthan, locust bean, and Arabic), seaweed extracts (e.g., alginates, carrageenan), starches (native, modified and resistant), and fibers (e.g., oat bran, corn bran, pea fiber, potato fiber).  Most of these competitive ingredients are well-established in the food industry, and many of the companies that supply them have substantially greater resources than we do.  However, we believe that the unique properties of our multifunctional fiber ingredients provide differentiation and growth opportunities for food companies.  We believe that no other single hydrocolloid or fiber has the combined water holding and binding capacity that is effective across as wide a pH and temperature range as Z Trim®, and that Z Trim® ingredients can have synergistic effects with other hydrocolloids and fibers, allowing food manufacturers to achieve greater processing improvements, cost efficiencies, and finished product performance.  Many of the same ingredients used in foods are also used for industrial applications, where they compete with a similar complement of ingredients.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Raw materials used in Z Trim® products are sourced principally in the United States.  Approximately 70% of the raw materials consist of corn bran and oat hulls, which are generally available from a variety of suppliers.  Our major suppliers included Agricor, Inc. and Brenntag, Inc.

Dependence on a Few Major Customers

Our customers have been predominantly food manufacturers.  There were three significant customers who accounted for 34%, 12% and 7%, respectively, of total sales for the year ended December 31, 2016. There were three significant customers who accounted for 45%, 10% and 6%, respectively, of total sales for the year ended December 31, 2015. The loss of any of these three customers we believe would have a material adverse effect on our revenue.

Intellectual Property

Our intangible assets included patents pending and issued, as well as trade secrets and know how. Through the process of development and commercialization of our technology, we had identified and sought patent protection for improvements to the manufacturing process and product applications.

All of our intellectual property has been pledged as collateral to GKS Funding and we expect will be sold by GKS Funding when they sell the collateral on April 17, 2017.

On December 1, 2009, we were issued U.S. Patent No. 7,625,591 B2; which expires in 2026 subject to the payment of maintenance fees.  On July 27, 2010, we were issued U.S. Patent No. 7,763,301; which will expire in 2027 subject to payment of maintenance fees.  These patents expanded the raw material sources for the creation of Z Trim products as well as incorporate blends of ingredients combined with Z Trim.

In March 2013 we, jointly with the USDA, filed a utility patent for our BioFiber Gum line of products, seeking patent protection for the composition of matter, process for making, as well as applications for, our proprietary soluble fibers (application number: PCT/US2014/0017376). In January 2015 the USDA commended global filings outside of the United States. On September 6, 2016, U.S. Patent No. 9,434,788 B2 was issued which expired in 2032 subject to the payment of maintenance fees.

We have four additional utility patents on file that cover composition, process and various applications of Z Trim and BioFiber Gum, each filed jointly with the USDA and pledged as collateral to GKS.

Government Regulation

As an agricultural technology company, we have been subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment. Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies.  However, as ingredients are made from natural raw material sources (corn and oat), they are considered Generally Recognized As Safe or “GRAS” and therefore not subject to many of the regulations applicable to foods.

In October 2012, the FDA approved the labeling of the products that we have sold in meat applications. Specifically, the FDA has approved the use of the ingredients in ground, emulsified, and processed meats and poultry.

Research and Development

Our R&D team, in conjunction with our customers and strategic industry partners, including the USDA, has worked on the development of additional products and applications.  In June 2011, we entered into a 3-year agreement with the USDA to conduct joint research for the development of additional products and processes relating to our current patented products. This agreement was amended and the duration extended through May 31, 2016.  In January 2017, we entered into a new 3-year agreement with the USDA to conduct joint research for the development of additional products and processes relating to our current patented products. We require all employees and visitors to our plant to execute a non-disclosure agreement.  Research and Development expense was $10,817 in the year ended December 31, 2016 and $181,713 in the year ended December 31, 2015.

Environmental Compliance

We have not faced any material environmental compliance issues as a result of our manufacturing process, however there can be no assurances that we will continue to comply in the future or that any future business we enter into will comply.

Employees

Presently, we have 14 full-time employees; however, that is expected to change after GSK Funding forecloses on our assets.

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

Properties

Our principal offices are located at 1011 Campus Drive, Mundelein, Illinois 60060; however that is expected to change after GSK Funding forecloses on our assets.

Available Information

Additional information about us is contained at our website, www.agrtch.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website.

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

Not required as we are a smaller reporting company.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We occupy approximately 44,000 square feet of leased space at 1011 Campus Drive, Mundelein, Illinois. This space is leased for $17,972 per month, including property taxes.  The current lease term is on a month to month basis. Upon foreclosure of our assets, we anticipate that we will no longer continue to occupy the currently leased premises.

We do not own any real property.

ITEM 3.	Legal Proceedings.

In July 2007, we were sued in the 20th Judicial Circuit Court, St. Clair County, Illinois by Joseph Sanfilippo and James Cluck for violation of the Consumer Fraud Act and they are seeking damages in excess of $200,000.  The trial court has issued a default order against us, and has denied our motion to reconsider.  Management believes that the trial court’s rulings were erroneous and that it has grounds for appeal, and that the underlying allegations are frivolous and wholly without merit. We intend to vigorously defend the claim. The outcome of this matter is unknown as of the report date.  However, we have conservatively allocated a reserve of $102,000 to satisfy any liability it may incur as a result of this proceeding. The status at December 31, 2016 has remained the same.

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

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB.  Where such information is not available, the high and low closing bid quotations as reported by the OTCQB have been provided.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price of our common stock on April 13, 2017 was $0.0071.

	High	Low

Fiscal Year Ended December 31, 2016

Fiscal Quarter Ended:
March 31, 2016	$0.080	$0.033
June 30, 2016	$0.055	$0.013
September 30, 2016	$0.065	$0.010
December 31, 2016	$0.020	$0.008

Fiscal Year Ended December 31, 2015

Fiscal Quarter Ended:
March 31, 2015	$0.51	$0.23
June 30, 2015	$0.35	$0.17
September 30, 2015	$0.37	$0.12
December 31, 2015	$0.20	$0.04

Holders

As of January 27, 2017, there were approximately 2,508 record holders of the common stock.

Dividends

To date, we have not declared or paid cash dividends on our shares of common stock.  We do not anticipate paying cash dividends to the holders of common stock at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding grants under our equity compensation plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	10,111,023	$0.52	29,888,977

(1)  All options or shares relate to our Incentive Compensation Plan, which was approved by stockholders in 2012. In November 2015 we increased the number of shares of common stock available for grant under the Plan to 40,000,000 shares of common stock.

Issuer Purchases of Equity Securities

We have never repurchased any shares of our common stock.

Recent Issuances of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2016 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the Securities and Exchange Commission.

ITEM 6.	Selected Financial Data.

Not Applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” in Part II of this report.

Overview

During the year ended December 31, 2016, our revenue was derived from the sale of products and processes that convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. GKS Funding has stated that it intends to sell the collateral securing its loan, which includes all of our assets, on April 17, 2017. The results of operations set forth below will not be meaningful in evaluating our company’s future operations since we do not anticipate being able to remain in our current line of business after the foreclosure.

Going Concern

We incurred a net loss of $3,155,361 for the twelve months ended December 31, 2016, and had an accumulated deficit of $159,584,991.  As of December 31, 2016, we had cash in the amount of $20,773 and total liabilities in the amount of $6,769,089. We also had a working capital deficit of $6,614,632 as of December 31, 2016. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. Inasmuch as we are still evaluating our future strategy, it is difficult for us to estimate our future operating needs.   As of the date of our most recent audit, for the fiscal year ended December 31, 2016, we had not generated sufficient revenues to meet our cash flow needs.  Our current cash on hand is insufficient for us to be able to maintain our operations at the current level through May 2017 and due to the outstanding debt owed, we do not anticipate that we have the assets from which to continue our current operations. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations especially since our continued operations have not yet been determined.  If we cannot continue as a going concern, and cannot successfully revise our business plan we will need to cease operations, which will reduce or completely eliminate the value of your investment.

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

Sales and Manufacturing

Revenues for the year ended December 31, 2016 increased by 2.3% as compared to revenues for the year ended December 31, 2015.

Equipment Sale and Leaseback

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

On February 1, 2017, we used a portion of the proceeds of a loan from GKS Funding to exercise our purchase option under the Equipment Lease Agreement. The production equipment has been pledged to GKS Funding as collateral and we anticipate it will be sold when GKS Funding exercises its remedies under the Loan Agreement.

Results of Operations

Revenues

Revenue for the year ended December 31, 2016 was $1,177,344, as compared to revenue of $1,151,190 for the year ended December 31, 2015, an increase of 2%.  Our revenue for both years was entirely attributable to product sales.  The increase in sales was due to an increase in product volume shipped to customers. We cannot provide any assurance that we will be able to generate any revenue once GKS forecloses on our assets.

Our revenues, by quarter, for 2016, were as follows:

Quarter	Revenues
Q1	$269,018
Q2	$283,411
Q3	$371,085
Q4	$253,830

Cost of Revenues

Cost of revenues for products sold for the year ended December 31, 2016 and 2015 was $1,803,509 and $2,055,825, respectively.  The decrease in costs of goods sold in 2016 of approximately 12% was attributable to production improvements in our own pilot facility.

Gross Margin Income (Loss)

Gross margin loss for the year ended December 31, 2016 was $626,165 compared to a gross margin loss of $904,635 for the prior year. The decreased loss for 2016 was a result of production improvements in our manufacturing facility in Mundelein, Illinois.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 were $2,027,493 a decrease of $1,649,020 or approximately 45% lower than the comparable period ended December 31, 2015 of $3,676,513.

The significant components of selling, general and administrative expenses in the years indicated were as follows:

	Year Ended December 31,
	2016	2015
Stock based compensation expenses	$341,745	$329,010
Salary expenses	426,150	945,976
Professional fees	223,631	431,344
Directors fees	25,369	150,000
Consultant Fees	211,791	164,000
Other	798,807	1,656,183

	$2,027,493	$3,676,513

The decrease in salary and employee benefits for the year ended December 31, 2016 is attributable to fewer employees. Stock based compensation was higher than a year ago as a result of additional grants including to our Chief Executive Officer.

Operating Loss

Operating loss for the year ended December 31, 2016 was $2,653,658 compared to $4,581,148 for the year ended December 31, 2015 due to the reasons described above.

Other Expense

Other expenses were $501,703 for the year ended December 31, 2016 compared to $19,395,283 in the year ended December 31, 2015. The primary reason for the change was due to the higher warrant-related expenses in 2015.

Net Loss

As a result of the foregoing, we incurred a net loss of $3,155,361 for the year ended December 31, 2016, or $0.03 per share, compared to $23,976,431 for the year ended December 31, 2015, or $0.41 per share.

The decrease in the net loss per share for the year ended December 31, 2015, as compared to the year ended December 31, 2014 was due to the effect of the results described above partially offset by the number of the additional shares outstanding in 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had a cash balance of $20,773, a decrease of $289,078 from the cash balance of $309,851 at December 31, 2015.  At December 31, 2016, we had a working capital deficit of $6,614,632, an increase in deficit from the working capital deficit of $3,801,651 as of December 31, 2015.  The difference in working capital was primarily because of an increase in accounts payable, an increase in short term borrowings and notes payable and an increase in accrued liabilities during 2016.  As of April 11, 2017, we had a cash balance of $41,821.

Over the last several years, our operations have been funded primarily through revenue generated from operations and the sale of both equity and debt securities. We continue to explore additional lines of business to enter into and equity and debt funding however, there can be no assurance that we will be successful in raising all of the additional funding that we are seeking or that such amount will be sufficient for our needs. As of the date of our most recent audit, for the fiscal year ended December 31, 2016, we had not generated sufficient revenues to meet our cash flow needs.  Our current cash on hand is insufficient for us to be able to maintain our operations at the current level through May 2017. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we will need to substantially revise our business plan or cease operations, which will reduce or completely eliminate the value of your investment.

On April 5, 2017, we and GKS Funding entered into the Cooperation Agreement in connection with the Loan made to us pursuant to that certain Loan Agreement, between us, the Lenders party thereto and GKS Funding. On March 31, 2017, we received a notice of default from GKS Funding stating that we were in default of the Loan for failure to make a scheduled interest payment on the Loan that was due on March 31, 2017. If such failure described above was not cured within the 15-day cure period, which was April 15, 2017, the Lenders (through GKS Funding, as administrative agent under the Loan Agreement) intended to exercise all rights and remedies available to them under the Loan Agreement, related note and applicable law, which included foreclosing on the collateral under the Loan Agreement.

As of the date of the Cooperation Agreement, the outstanding balance of our obligations under the Loan Agreement was approximately $1,011,800, plus accrued and accruing legal fees and expenses. Over the past several months, we have experienced significant operating losses and have been unable to raise additional capital in order to pay the expenses necessary to continue to operate its business. For the same reason, we were unable to pay interest on the Loan on March 31, 2017 (the “Existing Default”).

As a result of the foregoing, and after considering all options, our Board of Directors determined that we would not have sufficient funds to cure the Existing Default on or before April 15, 2017. In addition, given our inability to raise additional capital to fund ongoing operations, we also determined that we would be unable to continue to operate as a going concern. Thus, we determined that it was in the best interests of all constituents that we cooperate with GKS Funding and its exercise of remedies.

Pursuant to the Cooperation Agreement, we and GKS Funding agreed as follows: (i) we waived the 15-day cure period with respect to the Existing Default immediately upon execution of the Cooperation Letter and GKS Funding has the right to exercise its remedies under the Loan Agreement and applicable law with respect to such event of default, including, without limitation, by scheduling and conducting a sale of all of the collateral under the Loan Agreement on or about April 17, 2017 (the “UCC Sale”); (ii) GKS Funding agreed to fund loans to us up to the date of the UCC Sale to permit us to pay the Budgeted Expenses (as defined in the Cooperation Agreement) as and when due with this new loan, which is (a) secured by a first priority security interest in all of our real and personal assets, property, fixtures, rights and interests, (b) shall have priority in payment over the Loan made pursuant to the Loan Agreement; and (c) shall be repaid, before any other payments are made by us, out of the first cash proceeds of the collateral received by us; and (iii) we consented to fully cooperate with GKS Funding in connection with the UCC Sale, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

In light of the foregoing, we do not anticipate that we will be able to continue in our current line of business. At this point, the Board is reevaluating its business plan and strategy and has not made any determination as to whether or not it will seek to engage in a new line of business.

Certain of our preferred stock has reset provisions to the conversion price if we issue equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements. Our derivative liabilities decreased to $131,043 at December 31, 2016 from $742,833 at December 31, 2015 due to a decrease in our stock price. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the net decrease in cash during the year ended December 31, 2016 included in the accompanying Statements of Cash Flow. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2016	2015
Cash used in operating activities	$(2,052,889)	$(2,666,114)
Cash provided by investing activities	-	169,463
Cash provided by financing activities	1,763,811	1,778,789

Decrease in cash	$(289,078)	$(717,862)

Net cash used by operating activities decreased by $613,225 for the year ended December 31, 2016, primarily due to a decreased net loss and changes in operating assets and liabilities. Net cash provided by investing activities decreased by $169,463 for the year ended December 31, 2016, primarily due to sales of fixed assets in 2015. Net cash used by financing activities decreased by $14,978 for the year ended December 31, 2016, primarily due to decreased borrowing.

Commitments/Contingencies:

Outstanding Notes

As of the date hereof, the outstanding balance of our obligations under the Loan Agreement was approximately $1,011,800, plus accrued and accruing legal fees and expenses. The Loan is secured by a lien on all of our assets. As previously stated, we were unable to pay the interest under the Loan Agreement and GKS Funding has indicated that it intends to exercise its remedies under the Loan Agreement and applicable law with respect to such event of default, including, without limitation, by scheduling and conducting a sale of all of the collateral under the Loan Agreement on or about April 17, 2017.

As of December 31, 2016, we had outstanding non-convertible notes in the aggregate principal amount of $1,257,000 due to related parties that mature within one year.

We also have non-convertible notes in the aggregate principal amount of $1,850,000 payable to unrelated parties that mature within one year.

In addition, we have outstanding convertible notes payable to related parties in the principal amount of $624,866 at December 31 2016.

The amount of accrued and unpaid interest was $627,937 on the same date.

Capital expenditures.   At December 31, 2016, we had no material commitments for capital expenditures. On July 17, 2015, we entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which we sold all of our right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000. Concurrently with entering into the Purchase Agreement, on July 17, 2015, we entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which we leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by us of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000. On February 1, 2017, we used a portion of the proceeds of a loan to exercise our purchase option under the Equipment Lease Agreement. The production equipment has been pledged to GKS Funding as collateral and we anticipate it will be sold when GKS Funding exercises its remedies under the Loan Agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s interim Chief Executive Officer, who also serves as the Company’s interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s interim Chief Executive Officer who is also the interim Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based primarily on the material weaknesses in internal control over financial reporting that were identified and disclosed previously, where management identified material weaknesses consisting of ineffective controls over (i) the control environment, (ii) financial statement disclosure; and (iii) financial reporting, and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

The consultant who served as Interim Financial Officer resigned at the end of his contract and was replaced by our former Chief Executive Officer. The Company also did not renew the contract of a temporary employee who served as staff accountant whose duties were assumed by another existing full-time employee. Despite the changes during the year ended December 31, 2016, the changes did not materially affect, nor are they reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to develop internal processes and segregations to mitigate the internal control deficiencies but that is still a work in process.

Limitations on the Effectiveness of Controls

Our Principal Executive Officer who is also our Principal Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act   as a process designed by, or under the supervision of, our interim Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.  Based on this assessment, management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	As of December 31, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2016, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and derivative liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2016.

Remediation of Material Weaknesses

As discussed above, as of December 31, 2016, we identified material weaknesses in our internal control over financial reporting primarily due to us not having developed accounting policies and procedures and effectively communicating the same to our employees. Management plans to address these weaknesses based on future business plans if it is able to generate revenue to retain additional employees.

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

ITEM 9B.	Other Information.

On April 14, 2017, Mr. Smith was appointed as the Company’s interim Chief Executive Officer and interim Chief Financial Officer.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers:

Name	Age	Position	Served as an Officer or Director Since
Edward B. Smith III	41	Director, interim Chief Executive Officer, interim Chief Financial Officer	2009

The term of office of each director expires at each annual meeting of stockholders and upon the election and qualification of his successor.

The following information sets forth the names of our current executive officers and directors, their ages, period of service and description of their business experience:

Edward B. Smith III, Director, interim Chief Executive Officer, interim Chief Financial Officer

Mr. Smith was appointed as our Chief Executive Officer on January 7, 2015 and resigned on May 17, 2016. On April 14, 2017 Mr. Smith was appointed our interim Chief Executive Officer and interim Chief Financial Officer. Since January 1, 2015 he has served as the Managing Member of Aristar Capital Management, LLC, (“ACM”) a New York-based investment firm and the Company’s controlling stockholder. ACM is the investment manager of Aristar Ventures I, LLC, Aristar Ventures I-B, LLC and Aristar Ventures I-C, LLC (collectively, “Aristar”). From April 2005 through December 2014, Mr. Smith was the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. BCM was the investment manager of Brightline Ventures I, LLC, Brightline Ventures I-B, LLC and Brightline Ventures I-C, LLC (collectively, “Brightline”). Prior to founding BCM, Mr. Smith worked at Gracie Capital, GTCR Golder Rauner and Credit Suisse First Boston.  Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Master’s in Business Administration from Harvard Business School. He is currently a Director of Heat Biologics, Inc. (Nasdaq:HTBX), a North Carolina based company focused on the development of novel therapeutics to prime the immune system against a variety of disorders.

We believe that, as a result of his past experience, including managing an investment fund, and his many contacts in the food industry, Mr. Smith adds valuable managerial experience and an understanding of investor expectations, both of which are important to the Board’s strategic planning and risk management responsibilities.

Section 16(a) Beneficial Ownership Reporting

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated there under, officers and directors of the company and persons who beneficially own more than 10% of our common shares are required to file with the SEC and furnish to our reports of ownership and change in ownership with respect to all equity securities of the company.  Based solely on our review of the copies of such reports received by us during or with respect to the fiscal year ended December 31, 2016 and all prior years, and written representations from such reporting persons, we believe that those persons who were our officers, directors and 10% shareholders during any portion of the fiscal year ended December 31, 2016, complied with all Section 16(a) filing requirements applicable to such individuals other than a failure by our former Chief Executive Officer Mr. Kahn and our former Chairman Mr. Garfinkle to file one Form 4 with respect to one transaction.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code”).  The Code applies to all of our directors, officers, and employees.  Among other things, the Code is intended to focus the board of directors and the individual directors on areas of ethical risk, help directors recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and foster a culture of honesty and accountability. The Code covers all areas of professional conduct relating to service on the Agritech Board, including conflicts of interest, unfair or unethical use of corporate opportunities, strict protection of confidential information, compliance with all applicable laws and regulations and oversight of ethics and compliance by our employees.

Selection Criteria for Directors

The Company’s Board of Directors established a Nominating Committee in 2008; however we currently do not have anyone serving on the Nominating Committee. The related provisions set forth in the Bylaws serve as the charter for the Nominating Committee.  The Board Nominating Committee, which is to be composed of two directors of our Company, identifies candidates for director nominees through recommendations solicited from other directors, our executive officers, search firms or other advisors, shareholders pursuant to the procedures set forth below, and through such other methods as the independent directors deem to be helpful.  Based upon an evaluation of the candidates by the Board Nominating Committee, it recommends to the full Board candidates it has determined to be qualified for serving on the Board.  Effective in 2015, Dan Jeffery was appointed a member of the Nominating Committee, with Morris Garfinkle serving as chairman. Mr. Jeffrey and Mr. Garfinkle no longer serve as directors and we currently do not have an active Nominating Committee. The Nominating Committee did not meet during 2016.

Our Bylaws provide that shareholders, in submitting recommendations to the Nominating Committee for director candidates, shall follow the following procedures:

●	Recommendations for nomination must be received by a date not later than the close of business on the 120th calendar day prior to the calendar date our proxy statement was filed with the Securities and Exchange Commission in connection with the previous year’s annual meeting of shareholders or special meeting in lieu of annual meeting of shareholders.

●	Such recommendation for nomination shall be made in writing and shall include the following information: (A) name of the shareholder making the recommendation; (B) a written statement disclosing such shareholder’s beneficial ownership of our securities; (C) name of the individual recommended for consideration as a director nominee; (D) a written statement as to why such recommended candidate would be able to fulfill the duties of a director; (E) a written statement describing how the recommended candidate meets the independence requirements established by the NYSE Amex (now known as NYSE MKT) or any other requirements adopted by us; (F) a written statement disclosing the recommended candidate’s beneficial ownership of our securities; (G) a written statement disclosing relationships between the recommended candidate and us which may constitute a conflict of interest; and (H) a written statement by the recommended candidate that the candidate is willing and able to serve on the Board of Directors.

Our Bylaws provide that the composition of the Board of Directors must meet the independence requirements promulgated by the NYSE Amex (now known as NYSE MKT) or such other requirements as may be adopted by us.

The Company requires its directors to possess certain minimum qualifications, including the following:

●	Adequate Experience. Nominees should have demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the corporation and should be willing and able to contribute positively to the decision-making process of the corporation.

●	No Conflicts of Interest. Nominees must be free from any relationship that, in the opinion of the Board, would interfere with, or have the appearance of interfering with, the exercise of his or her independent judgment as a member of the Board, including any conflicts of interest stemming from his or her institutional or other affiliations, and candidates should be able to act in the interests of all shareholders.

●	No Prior Bad Acts. Nominees shall not have been convicted of any criminal offense or been subject to any adverse civil judgment in any jurisdiction involving financial crimes, acts involving monies or breach of trust, moral turpitude, misfeasance or malfeasance, or been convicted in any jurisdiction of a crime that is a felony, or been deemed by the Board to have violated company policy

The Company also considers the following qualities and skills in selecting its directors:

●	knowledge of the corporation’s business and industry;

●	prior education;

●	demonstrated ability to exercise sound business judgment;

●	reputation for integrity and high moral and ethical character;

●	potential to contribute to the diversity of viewpoints, backgrounds, or experiences of the Board as a whole; and

●	diligence and dedication to the success of the corporation.

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

Audit Committee

Until April 2017, the Company had a separate Audit Committee. The Company no longer has a separate Audit Committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Smith qualifies as an “audit committee financial expert” based on a review of his educational background and business experience although he is not considered an independent director.

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

SUMMARY COMPENSATION TABLE

Set forth below is the compensation paid or accrued to our executive officers during the years ended December 31, 2016 and December 31, 2015 that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other ($)	Total ($)
Jonathan Kahn (1)	2016	124,932	-	-	181,128	306,060
Former Chief Executive Officer, Former Acting Chief Financial Officer	2015	-	-	-	-	-

Edward B. Smith III (2)	2016	-	-	-	-	-
Former Chief Executive Officer	2015	-		-	3,184,302	3,184,302

(1) Mr. Kahn was appointed Chief Executive Officer and Acting Chief Financial Officer in May 2016 and resigned from such positions on April 3, 2017. Pursuant to the Kahn Employment Agreement, Mr. Kahn was granted 6,067,931 fully-vested shares of the Company’s common stock, par value $0.00005 per share (the “Common Stock”), such amount representing 3.5% of the Company’s shares of Common Stock on a fully diluted basis as of the date of the grant.

(2) Mr. Smith was appointed interim Chief Executive Officer and Chief Financial Officer on April 14, 2017 and had served as our Chief Executive Officer from January 2015 until May 2016. On February 9, 2015, Mr. Smith was issued warrants exercisable for 31,000,000 shares of common stock, in consideration of the services to be provided to the Company as Chief Executive Officer. The exercise price of these warrants is $0.45 per share. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 81.99%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.85%.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

December 31, 2016

The named executive officers did not have any outstanding stock option equity awards for the year ended December 31, 2016 except for the May 2016 option award granted to Mr. Smith for his services as a non-employee director that is detailed below. Pursuant to the Kahn Employment Agreement, Mr. Kahn was granted 6,067,931 fully-vested shares of the Company’s common stock, par value $0.00005 per share (the “Common Stock”), such amount representing 3.5% of the Company’s shares of Common Stock on a fully diluted basis as of the date of the grant.

OPTION EXERCISES AND STOCK VESTED

2016

There were no stock options that were exercised by the named executive officers in fiscal 2016.

2016 Directors’ Compensation

Employee directors do not receive any separate compensation for their activities on the board of directors.  Non-employee directors received 1,006,711 options with a strike price of $0.0298 as an annual retainer.

Non-employee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, we will provide the broadest form of indemnification under Nevada law under which liabilities may arise as a result of their role on the board of directors and payments for reimbursements for expenses incurred by a director in defending against claims in connection with their role, and the director satisfies the statutory standard of care.

The following table provides compensation for non-employee directors who served during fiscal 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Morris Garfinkle (3)	0	30,000	25,369	55,369
Dan Jeffery (3)	0	30,000	0	30,000
Edward Smith, III	0	30,000	0	30,000

(1) On May 17, 2016, each non-executive member of the Board (Morris Garfinkle, Dan Jeffery and Edward B. Smith III) was granted pursuant to the Plan an option to purchase an aggregate 1,006,711 shares of common stock (the equivalent of $30,000 based on the common stock’s closing price of $0.0298 on the grant date) for a total of 3,020,134 shares of common stock at an exercise price of $0.0298 per share. These stock options vest 25% on date of grant and 25% every 90, 180 and 270 days subsequent to the grant date and expire ten years after the date of the grant. As of December 31, 2016, the unrecognized compensation cost related to all non- vested share- based compensation arrangements granted under the Plan was $40,440.  The amounts in the table reflect the grant date fair value of stock awards to the named directors in accordance with Accounting Standards Codification Topic 718, which was $0.0298 per share.  The ultimate values of the stock awards to the directors generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy.

(2) On June 21, 2016, the Company issued 2,013,423 shares of common stock to its Chairman Morris Garfinkle pursuant to the Plan. The Company recognized a total expense of $25,369 related to this issuance. These shares were valued based on the closing price on the grant date.

(3) Mr. Jeffery resigned as a director on March 24, 2017 and Mr. Garfinkle resigned as a director on April 3, 2017.

On May 17, 2016 (the “Effective Date”), the Company” entered into an employment agreement with Jonathan Kahn (the “Kahn Employment Agreement”) in connection with the appointment of Mr. Kahn as the Company’s new Chief Executive Officer. The Kahn Employment Agreement will continue until June 30, 2019 (subject to automatic one year extensions), unless earlier terminated pursuant to its terms. Pursuant to the Kahn Employment Agreement, Mr. Kahn’s annual base salary was $200,000 per year from the Effective Date through December 31, 2016 and $225,000 beginning January 1, 2017. Mr. Kahn was also eligible to participate in Company’s annual incentive compensation program (the “Annual Incentive Program”), with a target annual bonus equal to 100% of his annual base salary and a maximum annual bonus each year equal to 200% of his base salary. Mr. Kahn’s annual bonus for the 2016 calendar year was prorated based on the number of days served during 2016. The actual amount of the annual bonus earned by and payable to Mr. Kahn in any year will be determined upon the satisfaction of goals and objectives established by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) and will be subject to such other terms and conditions of the Company’s Annual Incentive Program as in effect from time to time.

Pursuant to the Kahn Employment Agreement, Mr. Kahn was granted 6,067,931 fully-vested shares of the Company’s common stock, par value $0.00005 per share (the “Common Stock”), such amount representing 3.5% of the Company’s shares of Common Stock on a fully diluted basis as of the Effective Date. In addition, on each of May 1, 2017 and May 1, 2018, respectively, Mr. Kahn was to receive an additional grant of fully-vested Company Common Stock, such additional grants each representing 0.75% of the Company’s shares of Common Stock on a fully diluted basis as of May 1, 2017 and May 1, 2018, respectively (together with the 6,067,931 shares granted on the Effective Date, the “Equity Award”).

The Kahn Employment Agreement provided that commencing in calendar year 2017, and each year thereafter, Mr. Kahn will be eligible to participate in the Company’s annual equity incentive compensation program, with an annual target equity grant for each year in which Mr. Kahn participates in the equity incentive compensation program having a grant date fair value equal to 100% of Mr. Kahn’s base salary and a maximum annual equity award for each year in which Mr. Kahn participates in the equity incentive compensation program equal to 250% of Mr. Kahn’s base salary. In determining the amount of Mr. Kahn’s equity grant for any year, the Compensation Committee will consider the Company’s performance over the immediately preceding fiscal year.

On each anniversary of the Effective Date and each Equity Issuance Date (as defined below), until such time as Mr. Kahn terminates employment with the Company, the Kahn Employment Agreement provided that Mr. Kahn will receive an additional grant of unrestricted Common Stock (which additional grant will be deemed to be a part of the initial Equity Award), if necessary, so that on each such anniversary and each such Equity Issuance Date, the total number of shares received by Mr. Kahn pursuant to the Equity Award will equal at least 3.5% of the Company’s shares of Common Stock on a fully diluted basis until April 30, 2016, 4.25% until April 30, 2018, and 5.0% thereafter. Under this provision, Mr. Kahn is owed 416,695 shares at December 31, 2016. For purposes of the Kahn Employment Agreement, an “Equity Issuance Date” is any date on which the Company consummates the sale of or issuance of (i) more than 1% of the Company’s shares of Common Stock on a fully diluted basis; or (ii) any instrument that is convertible into more than 1% of the Company’s shares of Common Stock on a fully diluted basis. For the sake of clarity, in calculating the total number of shares held by Mr. Kahn pursuant to the Equity Award, only the initial shares granted and any additional shares granted in accordance with this paragraph will be considered and any shares (A) held by Mr. Kahn on or prior to the Effective Date or (B) granted to or acquired by Mr. Kahn in any other manner following the grant to Mr. Kahn of the Equity Award (including any annual equity award grant or otherwise) will be disregarded.

The Kahn Employment Agreement provided that for certain specified payments in the event that Mr. Kahn’s employment contract is terminated for death or Cause (as such terms are defined in the Kahn Employment Agreement), by the Company without Cause or terminated by him for Good Reason, upon a Change of Control (as defined in the Kahn Employment Agreement), and due to Disability (as defined in the Kahn Employment Agreement).

Mr. Kahn resigned as our Chief Executive Officer on April 3, 2017.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents certain information as of April 14, 2017, regarding the beneficial ownership of the our common stock held by each director or nominee for director, each executive officer appearing in the “Summary Compensation Table” included in “Executive Compensation” and all directors and executive officers as a group.  As of April 14, 2017, we had 154,976,459 shares of common stock outstanding.

Name and Address (1)	Shares Beneficially Owned (2)		Percentage of Shares Outstanding
Named Executive Officers
Edward B. Smith III (Director and interim Chief Executive Officer and interim Chief Financial Officer)	103,400,360	(3)	65.6%

All named executive officers and directors as a group (1 persons)	103,400,360		65.6%

*Less than 1% of our common stock outstanding.

(1)	The address for Mr. Smith is c/o Agritech Worldwide, Inc., 1011 Campus Drive, Mundelein, Illinois 60060.

(2)	The specified persons have sole voting and sole dispositive powers as to all shares, except as otherwise indicated.

(3)	Consists of: (i) 33,741,758 shares of common stock beneficially owned by Mr. Smith (consisting of: (a) 32,218,938 Shares (consisting of 350,164 Shares previously held and the acquisition of 31,868,774 Shares upon the Exchange of 31,868,774 Warrants); (b) convertible notes and interest on the notes that are currently convertible into 403,791 Shares; (c) shares of Series B Preferred Stock and dividends thereon that are currently convertible into 1,119,029 Shares) and (d) 1,006,711 shares of common stock subject to options exercisable within 60 days of April 14, 2016; and (ii) 68,651,891 shares of common stock beneficially owned by Aristar Capital Management, LLC (“Aristar Capital”), together with Aristar Ventures I, LLC (“Aristar Ventures I”), Aristar Ventures I-B, LLC (“Aristar Ventures I-B”) and Aristar Ventures I-C, LLC (“Aristar Ventures I-C”), which is further described in the table below setting forth persons known to us to be owners of more than 5% of our common stock. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar Capital Management GP, LLC (“Aristar GP”), which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith. Aristar Capital and Aristar GP filed an Amended Form 13D on March 2, 2017 that reported shared beneficial ownership with respect to an aggregate of 68,651,891 shares of common stock held by Aristar Ventures (as defined below). The 68,651,891 shares of common stock consist of: (i) 65,587,628 shares of common stock held directly by Aristar Ventures I; (ii) 1,985,448 shares of common stock held directly by Aristar Ventures I-B; and (iii) 1,078,815 shares of common stock held directly by Aristar Ventures I-C. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar GP, which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith.

The following table presents certain information as of April 14, 2017 regarding the beneficial ownership of our common stock held by each known 5%-or-greater shareholder of Agritech Worldwide.

Name and Address	Shares Beneficially Owned	Percentage of Shares Outstanding
Edward B. Smith III, Aristar Ventures I, LLC and Aristar Ventures I-B, LLC and Aristar Ventures I-C, LLC (1) 1120 Avenue of the Americas, Suite 1514 New York, NY 10036	103,400,360	65.6%
Morris Garfinkle (2) c/o Agritech Worldwide, Inc. 1011 Campus Drive Mundelein, IL 60060	10,320,648	6.6%
Jonathan Kahn (3) c/o Agritech Worldwide, Inc. 1011 Campus Drive Mundelein, IL 60060	7,783,663	5.0%

(1)	Consists of: (i) 33,741,758 shares of common stock beneficially owned by Mr. Smith (consisting of: (a) 32,218,938 Shares (consisting of 350,164 Shares previously held and the acquisition of 31,868,774 Shares upon the Exchange of 31,868,774 Warrants); (b) convertible notes and interest on the notes that are currently convertible into 403,791 Shares; (c) shares of Series B Preferred Stock and dividends thereon that are currently convertible into 1,119,029 Shares) and (d) 1,006,711 shares of common stock subject to options exercisable within 60 days of April 14, 2016; and (ii) 68,651,891 shares of common stock beneficially owned by Aristar Capital Management, LLC (“Aristar Capital”), together with Aristar Ventures I, LLC (“Aristar Ventures I”), Aristar Ventures I-B, LLC (“Aristar Ventures I-B”) and Aristar Ventures I-C, LLC (“Aristar Ventures I-C”), which is further described in the table below setting forth persons known to us to be owners of more than 5% of our common stock. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar Capital Management GP, LLC (“Aristar GP”), which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith. Aristar Capital and Aristar GP filed an Amended Form 13D on March 2, 2017 that reported shared beneficial ownership with respect to an aggregate of 68,651,891 shares of common stock held by Aristar Ventures (as defined below). The 68,651,891 shares of common stock consist of: (i) 65,587,628 shares of common stock held directly by Aristar Ventures I; (ii) 1,985,448 shares of common stock held directly by Aristar Ventures I-B; and (iii) 1,078,815 shares of common stock held directly by Aristar Ventures I-C. Mr. Smith is the managing member of Aristar Capital, an investment management firm that serves as the investment manager of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. Mr. Smith is also the managing member of Aristar GP, which serves as the managing member of Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C. As a result of the foregoing, the shares of common stock deemed to be beneficially owned by each of (i) Aristar Ventures I, Aristar Ventures I-B and Aristar Ventures I-C are deemed to be beneficially owned by each of Aristar Capital and Aristar Capital GP and (ii) Aristar Capital and Aristar Capital GP are deemed to be beneficially owned by Mr. Smith.

(2)	Mr. Garfinkle may have been deemed to have beneficial ownership of 10,320,648 shares of Common Stock, consisting of (i) 3,024,608 shares of Common Stock held by Mr. Garfinkle, (ii) the 5,563,574 shares of Common Stock issued to Mr. Garfinkle in exchange for warrants held by Mr. Garfinkle, (iii) the 459,449 shares of Common Stock issued to the Revocable Trust in exchange for warrants held by the Revocable Trust, (iv) 96,051 shares of Common Stock issuable upon conversion of 5,210 shares of Series B Preferred Stock of the Company held by Mr. Garfinkle (v) 89,858 shares of Common Stock issuable upon conversion of 4,874 shares of Series B Preferred Stock of the Company held by the Revocable Trust, (vi) 80,397 shares of Common Stock issuable upon conversion of a convertible note held by the Revocable Trust and (vii) 1,006,711 shares of Common Stock issuable upon exercise of options that were issued to Mr. Garfinkle that fully vest on May 17, 2017. The information contained herein was obtained from the Schedule 13D/A that Mr. Garfinkle filed with the Securities and Exchange Commission on April 7, 2017.

(3)	Mr. Kahn may have been deemed to have the sole power to vote and direct the disposition of 7,783,663 shares of Common Stock, consisting of (x) 6,467,931 shares of Common Stock held by Mr. Kahn, (y) the 900,000 shares of Common Stock issued to Mr. Kahn in exchange for Mr. Kahn’s warrants and (z) 416,965 shares of Common Stock that were required to be issued to Mr. Kahn prior to the date hereof pursuant to Section 3(c)(iv) of the Kahn Employment Agreement. The information contained herein was obtained from the Schedule 13D/A that Mr. Kahn filed with the Securities and Exchange Commission on April 7, 2017.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On November 18, 2015, the Company entered into a consulting agreement (the “Consulting Agreement”) with ACT Financial Services Inc. (“ACT Financial”), pursuant to which ACT Financial will provide to the Company finance, accounting and administrative functions, including acting chief financial officer (and principal financial officer) services to be provided by Donald G. Wittmer. The Company will pay an agreed upon weekly rate for such services and will reimburse ACT Financial for certain travel expenses. The Consulting Agreement will continue for six months and may be extended by mutual agreement of the parties. This agreement terminated upon the resignation of Mr. Wittmer as Chief Financial Officer on May 17, 2017. ACT Financial received $48,040 in the year ended December 31, 2016.

Transactions with Members of the Board of Directors

Effective January 1, 2015 the Company entered into a consulting agreement with Jeffery Consulting Group, LLC , a company owned by our former director Dan Jeffery, pursuant to which Jeffery Consulting will provide assistance with operational improvements including manufacturing processes, strategic and tactical advice with respect to the Company’s sales and marketing initiatives, and provide customer introductions and strategic sales opportunities. In consideration of services rendered by Jeffery Consulting, the Company issued a warrant to purchase 1,250,000 shares of common stock at $0.35 per share. The warrant vested 500,000 shares upon the mutual execution of this agreement, and 250,000 shares each at the three month, six month, and nine month anniversaries of this agreement. The fair value of the warrants issued is estimated on the date of grant using the Black- Scholes valuation model. The assumptions used in the model included the historical volatility of the Company’s stock of 84.52%, and the risk- free rate for periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 1.07%. In 2015 the Company recognized compensation expense of $249,635. The Company also agreed to accrue $5,000 per month which becomes payable to Jeffery Consulting once the Company has raised $3 million in additional capital. The consulting agreement terminated in February 2016 and $65,000 due to Jeffery Consulting Group is included in accounts payable for the year ended December 31, 2016.

On May 29, 2015, we executed an amendment to the 14% nonconvertible subordinated secured notes issued to Edward B. Smith III, (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014 respectively) whereby the maturity date for each note was extended from May 29, 2015 to December 31, 2015.

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

On December 23, 2015, the Company issued a 14% senior unsecured note to Jonathan Kahn, the Company’s current Chief Executive Officer, interim Chief Financial Officer and member of the Board of Directors in the principal amount of $500,000. The note matures in one year December 23, 2016) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 500,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. 2016 this note was reclassified from a short-term borrowing to unrelated parties as a short-term non-convertible note to related parties.

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn, the Company’s current Chief Executive Officer, interim Chief Financial Officer and member of the Board of Directors in the principal amount of $100,000. The Company recognized $3,791and amortized $247 of discount as of September 30, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

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

On May 17, 2016, each non-executive member of the Board at that time (Morris Garfinkle, Dan Jeffery and Edward B. Smith III) was granted pursuant to the Company’s Amended and Restated Incentive Compensation Plan an option to purchase 1,006,711 shares of Common Stock (the equivalent of $30,000 based on the Common Stock’s closing price of $0.0298 on the grant date) for a total of 3,020,133 shares of Common Stock at an exercise price of $0.0298 per share. These stock options vest 25% on date of grant and 25% every 90, 180 and 270 days subsequent to the grant date and expire ten years after the date of the grant.

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

On June 21, 2016, the Company issued 2,013,423 shares of common stock to its Chairman Morris Garfinkle pursuant to the Plan. The Company recognized a total expense of 25,369 related to this issuance. These shares were valued based on the closing price on the grant date.

On June 29, 2016, we executed an amendment to the 14% nonconvertible subordinated secured notes issued to Edward B. Smith III (dated September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13,2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to October 1, 2016.

On June 29, 2016, we executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes (dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to October 1, 2016.

On September 30, 2016, we executed an amendment to the 14% nonconvertible subordinated secured notes issued to Edward B. Smith III (dated September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13,2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to April 3, 2017.

On September 30 2016, we executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes (dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014) whereby the maturity date for each note was extended to April 3, 2017.

On November 18, 2016, November 22, 2016 and December 7, 2016, respectively, Mr. Smith advanced the Company $16,230, $23,000 and $20,000.

On December 7, 2016, Mr. Kahn advanced the Company $20,000.

On December 12, 2016, as part of the Company’s warrant exchange, Mr. Smith exchanged 31,868,774 warrants for 31,868,774 common shares, Mr. Garfinkle and entities affiliated with Mr. Garfinkle exchanged 6,023,022 warrants for 6,023,022 common shares, Mr. Jeffrey and entities affiliated with Mr. Jeffery exchanged 1,600,000 warrants for 1,600,000 common shares and Mr. Kahn exchanged 900,000 warrants for 900,000 common shares.

On December 15, 2016, we executed an amendment to the 14% nonconvertible subordinated secured notes issued to Jonathan Kahn (dated December 23, 2016) whereby the maturity date was extended to April 3, 2017.

On February 1, 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with various lenders, including GKS Funding, an entity controlled by its chief executive officer, Jonathan Kahn, and a director, Morris Garfinkle, and issued a note in connection therewith (the “Note”). The principal amount of the loan is $996,000. The Loan accrues interest at a rate per annum equal to the prime rate plus 18.9%. Interest is payable monthly and the principal is payable on the maturity date of the loan, which is 2.5 years from the issuance date. The loan is secured by all of the assets of the Corporation. The Loan Agreement contains certain covenants regarding financial reporting, limits on the Corporation’s incurrence of indebtedness, permitted investments, encumbrances, restricted payments, and mergers and acquisitions.

The Loan Agreement includes customary events of default, including non-payment by the Corporation of the monthly interest payments and the payment of penalties upon such late payments.  The Corporation used a portion of the proceeds of the loan to exercise its purchase option under its Equipment Lease Agreement with Fordham that it entered into on July 17, 2015 (the “Equipment Lease Agreement”).

Due to the ongoing liquidity needs of the Company, on March 28, 2017, the Company entered into a promissory note with Mr. Kahn and Mr. Garfinkle as the lenders in the original principal amount of $35,000 (the “Promissory Note”). The Promissory Note accrues interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal is payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the Promissory Note. The principal amount, together with all accrued and unpaid interest thereon, is required to be repaid to the lenders out of the proceeds received from the accounts receivable of the Company collected after March 28, 2017, immediately upon such receipt. The loan under the Promissory Note is secured by all of the assets of the Company pursuant to a Security Agreement and a Patent Security Agreement.

On April 5, 2017, the Company and GKS Funding entered into a Cooperation Agreement (the “Cooperation Agreement”) in connection with a loan (the “Loan”) made to the Company pursuant to that certain Loan and Security Agreement, dated as of February 1, 2017 (as amended and in effect from time to time, the “Loan Agreement”), between the Company, the Lenders party thereto and GKS Funding. As previously reported, on March 31, 2017, the Company received a notice of default from GKS Funding stating that the Company was in default of the Loan for failure to make a scheduled interest payment on the Loan that was due on March 31, 2017. If such failure described above was not cured within the 15-day cure period, which was April 15, 2017, the Lenders (through GKS Funding, as administrative agent under the Loan Agreement) intended to exercise all rights and remedies available to them under the Loan Agreement, related note and applicable law, which included foreclosing on the collateral under the Loan Agreement.

On April 5, 2017, the Company and GKS Funding entered into a letter agreement, a copy of which is attached to a Schedule 13D and is incorporated by reference herein (the “Letter Agreement”), pursuant to which (i) the Company informed GKS Funding that the Company has determined (1) it will not have sufficient funds to cure the interest payment default that occurred on March 31, 2017, under the Loan Agreement and the Note as previously described in Amendment No. 2 and (2) it cannot continue to operate as a going concern and (ii) the Company and GKS Funding agreed as follows:

(1) The Company waived the cure period with respect to the Existing Default (as defined in the Letter Agreement). As a result, the Company agreed, immediately upon execution of the Letter Agreement, the Existing Default became an Event of Default (as defined in the Loan Agreement) (with, for avoidance of doubt, no further right to cure or grace period), and GKS Funding shall have the right to exercise its remedies under the Loan Agreement and applicable law with respect to such Event of Default, including, without limitation, by scheduling and conducting a UCC sale of all of the Collateral (as defined in the Loan Agreement) on or about April 17, 2017 (the “UCC Sale”).

(2) GKS Funding agreed to fund loans to the Company up to the date of the UCC Sale to permit the Company to pay the Budgeted Expenses (as defined in the Letter Agreement) as and when due and payable in accordance with Exhibit A to the Letter Agreement, pursuant to documentation in form and substance acceptable to GKS Funding and Company (the “New Loans”). The New Loans: (a) shall be secured by a first priority security interest in all of the real and personal assets, property, fixtures, rights and interests of the Company, whether now existing or owned and hereafter arising or acquired and wherever located; (b) shall have priority in payment over the Loans (as defined in the Loan Agreement) made by GKS Funding pursuant to the Loan Agreement; and (c) shall be repaid, before any other payments are made by the Company, out of the first cash proceeds of the Collateral received by the Company.

(3) The Company consents to, and shall fully cooperate with GKS Funding in connection with, the UCC Sale and the disposition of the Collateral in connection therewith, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

GKS Funding intends to try to acquire all of the Collateral at the UCC Sale. GKS Funding also intends to credit bid the amounts due under the Loan Agreement and the Note at the UCC Sale.

The New Loans are evidenced by a promissory note (the “New Note”). The New Notes accrue interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal is payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the New Note. The principal amount, together with all accrued and unpaid interest thereon, is required to be repaid to GKS Funding out of the proceeds received from the accounts receivable of the Company collected after April 7, 2017, immediately upon such receipt.

The proceeds of the $60,000 New Loans that were made on April 7, 2017, have been used by the Company to pay critical vendors of the Company and for the Company to fund payroll.

As a condition to the making of the loan under the New Note, GKS Funding required the lenders under the Loan Agreement (which include GKS Funding) to enter into a subordination agreement with the Company and GKS Funding (the “New Subordination Agreement”). The New Subordination Agreement will make the New Note the senior secured debt of the Company, provided that the balance of the Second Promissory Note, which is less than $300, will be senior to the New Note until paid in full.

All additional New Loans made to the Company by GKS Funding after April 7, 2017, pursuant to the Letter Agreement will be made on the same terms and conditions as set forth in the New Note, the Security Agreement, the Patent Security Agreement and the New Subordination Agreement.

The proceeds of the $60,000 New Loans made on April 7, 2017, was used by the Company to pay critical vendors of the Company and for the Company to fund payroll. $30,000 was contributed by Mr. Kahn from his personal funds to GKS Funding on April 7, 2017, and was used by GKS Funding to fund $60,000 of New Loans on April 7, 2017. Mr. Kahn intends to use personal funds for additional contributions to GKS Funding in the event GKS Funding funds additional New Loans pursuant to the Letter Agreement. $30,000 was contributed by Mr. Garfinkle from his personal funds to GKS Funding on April 7, 2017, and was used by GKS Funding to fund $60,000 of New Loans on April 7, 2017. Mr. Garfinkle intends to use personal funds for additional contributions to GKS Funding in the event GKS Funding funds additional New Loans pursuant to the Letter Agreement.

We do not have a written policy with respect to related party transactions. However, all such transactions are reviewed and approved by the Board of Directors prior to finalization.

Director Independence

Under our bylaws, the composition of the Board of Directors must meet the independence requirements promulgated by the NYSE MKT or such other requirements as may be adopted by us.  Based on these standards, the Board of Directors has determined that Mr. Smith, as our interim Chief Executive and Managing Partner of Aristar Capital Management, LLC (our controlling shareholder), is not considered to be “independent.”

ITEM 14.	Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by and by Sassetti, LLC (audit and tax) and M&K CPAS, LLC (audit) for professional services during the fiscal years ended December 31, 2016 and December 31, 2015, respectively:

Fee Category
	2016	2015
Total Audit Fees	$71,449	$76,417

Total Tax Services	$8,000	$-

No other fees were billed in either 2015 or 2016.

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements. In 2016, the Company paid Sassetti, LLC $24,000 for review of the prior auditor’s workpapers and reviews of the 2016 interim financial statements are also included in the total. All other audit fees noted were paid to M&K CPAS, LLC.

Tax Services. Consists of fees billed for professional services rendered for preparation of tax returns. Sassetti prepared the 2015 tax returns for the Company.

Audit Committee Pre-Approval Policy

Our Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the service. The Audit Committee may also form and delegate authority to sub-committees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. In accordance with the pre-approval policy, the Audit Committee has approved certain specified audit and non-audit services to be provided by Sassetti, LLC for up to twelve (12) months from the date of the pre-approval. Any additional services to be provided by our independent auditors following such pre-approval require the additional pre-approval of the Audit Committee.

There were no services in fiscal 2016 or 2015 that were not approved in advance by the Audit Committee under this policy.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRITECH WORLDWIDE INC.
(FORMERLY Z TRIM HOLDINGS, INC.)

By:	/s/ Edward B. Smith III	Date: April 17, 2017
Edward B. Smith III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward B. Smith III	Date: April 17, 2017
Edward B. Smith III, Chief Executive Officer and Director (Principal Executive Officer)

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

EXHIBIT INDEX

TO

Form 10-K for Fiscal Year Ended December 31, 2016

Exhibit Number	Description

2.1	Form of Agreement and Plan of Merger, dated March 18, 2016, by and between Z Trim Holdings, Inc. and Agritech Worldwide, Inc. (incorporated herein by reference to Exhibit B to the definitive proxy statement on Schedule 14C, File No. 001-32134, filed by Z Trim Holdings, Inc. on November 30, 2015)
3.1	Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Annual Report on form 10-K for the fiscal year ended December 31, 2009, File No. 001-32134; Illinois Statement of Resolution Establishing the Series I Preferred Stock filed as Exhibit 3.1 (a) in the Current Report on Form 8-K filed June 7, 2010; and Illinois Statement of Resolution Establishing the Series II Preferred Stock filed as Exhibit 3.1 (a) in the Current Report on Form 8-K filed March 21, 2011, and incorporated herein by reference herein)
3.2	Bylaws, as amended, of Z Trim Holdings, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-8 filed on December 17, 2012 (File No. 333-185517), and incorporated herein by reference)
3.3	Statement of Resolution Establishing the Preferred Shares (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated herein by reference)
3.4	Amendment to Bylaws of Z Trim Holdings, Inc. effective as of March 10, 2015 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2015, File No. 001-32134, and incorporated herein by reference)
3.5	Articles of Incorporation of Agritech Worldwide, Inc., a Nevada corporation (incorporated herein by reference to Exhibit C to the definitive proxy statement on Schedule 14C, File No. 001-32134, filed by Z Trim Holdings, Inc. on November 30, 2015)
3.6	Bylaws of Agritech Worldwide, Inc., a Nevada corporation (incorporated herein by reference to Exhibit D to the definitive proxy statement on Schedule 14C, File No. 001-32134, filed by Z Trim Holdings, Inc. on November 30, 2015)
4.1	Form of Amended and Restated Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated October 19, 2009 and incorporated herein by reference)
4.2	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2009, File No. 001-32134, and incorporated herein by reference)
4.3	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated November 18, 2008, File No. 001-32134, and incorporated herein by reference)
4.4	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated September 3, 2008, File No. 001-32134, and incorporated herein by reference)
4.5	Form of Amendment to the Warrant (filed as Exhibit 4.32 to the Company’s Form S-3, File No. 333-163708, dated December 14, 2009, and incorporated herein by reference)
4.6	Form of Warrant to Purchase common stock (filed as Exhibit 4.3 to the Company’s Form 8-K dated June 24, 2008, File No. 001-32134, and incorporated herein by reference)
4.7	Form of Warrant to Purchase common stock (filed as Exhibit 4.33 to the Company’s Form S-1, File No. 333-167059, dated May 25, 2010, and incorporated herein by reference)
4.8	Form of Warrant to Purchase common stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated June 7, 2010, File No. 001-32134, and incorporated herein by reference)
4.9	Form of Warrant to Purchase common stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 21, 2011, File No. 001-32134, and incorporated herein by reference)
4.10	Form of Warrant to Purchase common stock (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference)
4.11	Form of Placement Agent Warrant (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 filed on May 23, 2013, File No. 333-186577, and incorporated herein by reference)
4.12	Form of Warrant to Purchase common stock (filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-1 filed on May 23, 2013, File No. 333-186577, and incorporated herein by reference)

4.13	Form of Warrant to Purchase common stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated herein by reference)
4.14	Form of Amendment to $1.50 Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated herein by reference)
4.15	Securities Purchase Agreement (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-1, File No. 333-186577 filed on November 4, 2013, and incorporated herein by reference)
4.16	Form of Equipment Revolving Note, dated March 24, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference)
4.17	Form of Security Agreement, dated March 24, 2014 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference)
4.18	Form of Factoring Agreement, dated March 24, 2014 (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 28, 2014, File No. 001-32134, and incorporated herein by reference)
4.19	Form of Initial Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated herein by reference)
4.20	Form of Additional Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated herein by reference)
4.21	Form of Warrant issued to Edward B. Smith III and Morris Garfinkle (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 9, 2015, File No. 001-32134, and incorporated herein by reference)
4.22	Form of Warrant Amendment (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 6, 2015, File No. 001-32134, and incorporated herein by reference)
4.23	Form of Senior Unsecured Note, issued December 23, 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2016, File No. 001-32134, and incorporated herein by reference)
4.24	Form of Common Stock Purchase Warrant, dated December 23, 2015 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 19, 2016, File No. 001-32134, and incorporated herein by reference)
4.25	Form of Senior Unsecured Note, issued March 2, 2017 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 19, 2016, File No. 001-32134, and incorporated herein by reference)
4.26	Form of Common Stock Purchase Warrant, dated March 2, 2016 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on May 19, 2016, File No. 001-32134, and incorporated herein by reference)

10.1	Steven J. Cohen Employment Agreement (filed as Exhibit 10.12 to the Company’s Form 10-QSB for the quarter ended June 20, 2006, File No. 001-32134 and incorporated herein by reference)*
10.2	Brian Chaiken Employment Agreement, dated October 17, 2007 (filed as Exhibit 10.2 to the Company’s Form 10-KSB filed on April 14, 2008 and incorporated herein by reference)*
10.3	Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service, dated June 14, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011, File No. 001-32134, and incorporated herein by reference)
10.4	Custom Processing Agreement dated as of October 17, 2011, by and between Z Trim Holdings, Inc. and AVEKA Nutra Processing, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K/A dated October 17, 2011, File No. 001-32134, and incorporated herein by reference)
10.5	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference)
10.6	Investment Banking Agreement with Legend Securities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 17, 2012, File No. 001-32134, and incorporated herein by reference)
10.7	Z Trim Holdings, Inc. Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 5, 2012, and incorporated herein by reference)*
10.8	Form of Subscription Agreement dated August 20, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated herein by reference)
10.9	Form of Subscription Agreement dated September 17, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2013, File No. 001-32134, and incorporated herein by reference)
10.10	Form of Placement Agent Agreement (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on November 4, 2013, File No. 333-186577, and incorporated herein by reference)
10.11	Form of Escrow Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on November 4, 2013, File No. 333-186577, and incorporated herein by reference)
10.12	Amended and Restated Equipment Revolving Note, dated July 16, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated herein by reference)

10.13	First Amendment to Security Agreement, dated July 16, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated herein by reference)
10.14	Loan Agreement dated July 15, 2014 by and between the Company and Edward B. Smith III (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2014, File No. 001-32134, and incorporated herein by reference)
10.15	Amended and Restated Equipment Revolving Note, dated July 25, 2014, issued by Z Trim Holdings, Inc. in favor of Fordham Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2014, File No. 001-32134, and incorporated herein by reference)
10.16	Second Amendment to Security Agreement, dated July 25, 2014, between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2014, File No. 001-32134, and incorporated herein by reference)
10.17	Form of Securities Purchase Agreement between the Company and the Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2015, File No. 001-32134, and incorporated herein by reference)
10.18	Consulting Agreement between Z Trim Holdings, Inc. and Jeffery Consulting Group, LLC, entered into with effect as January 1, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2015, File No. 001-32134, and incorporated herein by reference)*
10.19	Employment Agreement, dated May 6, 2015, by and between Z Trim Holdings, Inc. and Anthony Saguto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2015, File No. 001-32134, and incorporated herein by reference)*
10.20	Form of Warrant Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2015, File No. 001-32134, and incorporated herein by reference)
10.21	Equipment Purchase Agreement between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC, dated July 17, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2015, File No. 001-32134, and incorporated herein by reference)
10.22	Equipment Lease Agreement between Z Trim Holdings, Inc. and Fordham Capital Partners, LLC, dated July 17, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2015, File No. 001-32134, and incorporated herein by reference)
10.23	Amended and Restated Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit F to the definitive proxy statement on Schedule 14C, File No. 001-32134, filed by Z Trim Holdings, Inc. on November 30, 2015)*
10.24	Employment Agreement, dated May 17, 2016, by and between the Company and Jonathan Kahn (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2016, File No. 001-32134, and incorporated herein by reference)*
10.25	Form of Exchange Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2016, File No. 001-32134, and incorporated herein by reference)
10.26**

Security and Loan Agreement, dated February 1, 2017, by and between Company, various lenders and GKS Funding LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2017, File No. 001-32134, and incorporated herein by reference)

10.27	Note in the principal amount of $996,000 issued February 1, 2017 (filed as Exhibit 10.2 to the Company’s Form 8-K, filed on February 6, 2017, File No. 001-32134, and incorporated herein by reference)
10.28

Subordination Agreement, dated February 1, 2017, by and between Company, subordinated lenders and GKS Funding LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 6, 2017, File No. 001-32134, and incorporated herein by reference)

10.29	Promissory Note in the principal amount of $56,000 issued March 15, 2017 (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.30	Security Agreement, dated March 15, 2017, by and between Company and Jonathan Kahn (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.31	Patent Security Agreement, dated March 15, 2017, by and between Company, Grantor and Jonathan Kahn, as agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.32	Subordination Agreement, dated March 15, 2017, by and between Company, Jonathan Kahn and Mo Garfinkle, as Senior Lenders, and Jonathan Kahn, as Agent for the Senior Lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.33	Promissory Note in the principal amount of $56,000 issued March 15, 2017 (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)

10.34	Security Agreement, dated March 15, 2017, by and between Company and Jonathan Kahn (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.35	Patent Security Agreement, dated March 15, 2017, by and between Company, Grantor and Jonathan Kahn, as agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.36	Subordination Agreement, dated March 28, 2017, by and between Company, Jonathan Kahn and Mo Garfinkle, as Senior Lenders, and Jonathan Kahn, as Agent for the Senior Lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 29, 2017, File No. 001-32134, and incorporated herein by reference)
10.37	Cooperation Agreement, dated April 5, 2017, by and between Company and GKS Funding LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2017, File No. 001-32134, and incorporated herein by reference)
14.1	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference)
23.1	Consent of M&K CPAS, PLLC, independent auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Agritech Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Denotes management compensatory plan or arrangement.

**Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16—10-K Summary Information

Not Applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agritech Worldwide, Inc. (Formerly Z Trim Holdings Inc.)

We have audited the accompanying balance sheets of Agritech Worldwide, Inc. (Formerly Z Trim Holdings Inc.) as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritech Worldwide, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have enough cash on hand to meet its current liabilities and has had reoccurring losses as of December 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti, LLC
Oak Park, IL
April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agritech Worldwide, Inc. (Formerly Z Trim Holdings Inc.)

We have audited the accompanying balance sheets of Agritech Worldwide, Inc. (Formerly Z Trim Holdings Inc.) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritech Worldwide, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have enough cash on hand to meet its current liabilities and has had reoccurring losses as of December 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
April 14, 2016

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

BALANCE SHEETS

	12/31/2016	12/31/2015

ASSETS

Current Assets
Cash and cash equivalents	$20,773	$309,851
Accounts receivable	32,613	248,348
Inventory	91,085	238,264
Prepaid expenses and other assets	9,986	55,558

Total current assets	154,457	852,021

Long Term Assets
Property and equipment, net of depreciation	366,865	471,233
Other assets	27,886	31,193

Total long term assets	394,751	502,426

TOTAL ASSETS	$549,208	$1,354,447

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$833,452	$860,803
Preferred dividends payable	628,012	280,675
Short-term notes payable to unrelated parties	1,850,000	750,000
Short-term non-convertible notes payable to related parties	1,257,000	457,000
Short-term convertible notes payable to related parties	624,866	624,866
Accrued expenses and other	940,040	684,596
Accrued liquidated damages	36,178	36,178
Capital lease payable, short term	389,268	216,721
Derivative liabilities	131,043	742,833
Related Parties Line of Credit	79,230	-
Total Current Liabilities	6,769,089	4,653,672

Long Term Portion of Capital Lease Payable	-	264,980

Total Liabilities	6,769,089	4,918,652

Stockholders' Equity (Deficit)
Common Stock, $0.00005; authorized 500,000,000; shares issued and outstanding is 154,976,459 and 93,797,504 at December 31, 2016 and December 31, 2015, respectively	7,770	4,690
Convertible preferred stock, Series B, $0.01 par value authorized 3,000,000 shares; issued and outstanding 709,625 at both December 31, 2016 and December 31, 2015.	7,096	7,096
Common Stock Payable, 416,695 shares	4,573	-
Additional paid-in capital	153,345,670	152,853,639
Accumulated deficit	(159,584,991)	(156,429,630)

Total Stockholders' Equity (Deficit)	(6,219,882)	(3,564,205)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$549,208	$1,354,447

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2016	2015
REVENUES:
Products	$1,177,344	$1,151,190
Total revenues	1,177,344	1,151,190

COST OF REVENUES:
Products	1,803,509	2,055,825
Total cost of revenues	1,803,509	2,055,825

GROSS MARGIN (LOSS)	(626,165)	(904,635)

OPERATING EXPENSES:
Selling, general and administrative	2,027,493	3,676,513
Total operating expenses	2,027,493	3,676,513

OPERATING LOSS	(2,653,658)	(4,581,148)

OTHER INCOME (EXPENSES):
Interest income	-	6
Interest expense - debt	(551,824)	(231,645)
Change in fair value - derivatives	567,139	(1,265,611)
Loss on sale and leaseback transaction	-	(564,148)
Loss on settlement with vendor	-	(13,990)
Loss on debt conversion	-	(351,314)
Loss on exchange of warrants	(517,018)	(12,959,660)
Loss on modification of warrants	-	(4,008,921)
Total other income (expenses)	(501,703)	(19,395,283)

NET LOSS	$(3,155,361)	$(23,976,431)

Less Preferred Dividends	355,756	280,675

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,511,117)	$(24,257,106)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.41)

Weighted Average Number of Shares Basic and Diluted	101,320,375	59,030,015

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Shares of
	Shares of		Convertible	Convertible	Additional	Common	Preferred
	Common	Common	Preferred	Preferred	Paid-In	Stock	Stock	Accumulated
	Stock	Stock	Stock	Stock	Capital	Payable	Payable	Deficit	Total

Balance at December 31, 2014	39,734,854	$1,987	-	$-	$131,134,645	$-	$1,010,000	$(132,453,199)	$(306,565)

Stock issued for directors compensation	576,924	30	-	-	149,970	-	-	-	150,000
Consulting Agreements	400,000	20	-	-	103,980	-	-	-	104,000
Shares issued in warrant exchange	53,085,726	2,653	-	-	13,759,606	-	-	-	13,762,259
Conversion of notes to preferred stock-Directors	-	-	96,590	966	736,723	-	-	-	737,689
Conversion of notes to preferred stock-Other	-	-	40,535	405	272,317	-	-	-	272,722
Convertible preferred stock issued	-	-	572,500	5,725	2,284,275	-	(1,010,000)	-	1,280,000
Preferred Dividend Payable	-	-	-	-	(280,675)	-	-	-	(280,675)
Options and warrants issued for compensation	-	-	-	-	4,696,121	-	-	-	4,696,121
Cost associated with preferred shares	-	-	-	-	(3,323)	-	-	-	(3,323)
Net loss	-	-	-	-	-	-	-	(23,976,431)	(23,976,431)
Balance at December 31, 2015	93,797,504	4,690	709,625	7,096	152,853,639	-	-	(156,429,630)	(3,564,205)

Stock issued for officer compensation	6,067,931	303	-	-	180,521	-	-	-	180,824
Stock issued for directors compensation	2,013,423	101	-	-	25,268	-	-	-	25,369
Warrants repurchased	-	-	-	-	(122,986)	-	-	-	(122,986)
Reclassification of derivative liability to APIC upon repurchase of warrants	-	-	-	-	18,769	-	-	-	18,769
Preferred dividend payable	-	-	-	-	(355,756)	-	-	-	(355,756)
Common Stock Payable	-	-	-	-	-	4,573	-	-	4,573
Shares issued in warrant exchange	53,097,601	2,676	-	-	581,471	-	-	-	584,147
Options issued for compensation	-	-	-	-	164,744	-	-	-	164,744
Net Loss	-	-	-	-	-	-	-	(3,155,361)	(3,155,361)
Balance at December 31, 2016	154,976,459	$7,770	709,625	$7,096	$153,345,670	$4,573	$-	$(159,584,991)	$(6,219,882)

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,155,361)	$(23,976,431)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

Stock based compensation -common shares, stock options and warrants vested	367,114	4,696,120
Common shares issued for director fees	-	150,000
Amortization of debt discount	41,226	-
Shares & warrants issued for services	-	104,000
Preferred stock payable for services	-	258,732
Disposal of equipment	3,449	-
Warrants issued expense	-	259,662
Depreciation	100,920	180,567
Change in fair value of derivative liability	(567,139)	1,265,611
Loss on exchange of warrants	517,018	12,959,654
Loss on debt conversion	-	351,314
Loss on sale and leaseback transaction	-	574,331
Loss on settlement with vendor	-	13,990

Changes in operating assets and liabilities:
Accounts receivable	215,735	(202,160)
Inventory	147,179	470,766
Prepaid expenses and other assets	48,879	7,738
Accounts payable and accrued expenses	228,092	219,986
CASH USED IN OPERATING ACTIVITIES	(2,052,889)	(2,666,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received from the sale of fixed assets	-	169,463
CASH PROVIDED BY INVESTING ACTIVITIES	-	169,463

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease	(92,433)	-
Purchase of warrants	(122,986)	-
Proceeds for the purchase of convertible preferred stock	-	1,280,000
Borrowing on short term debt to unrelated parties	1,100,000	900,000
Borrowing on short term debt to related parties	800,000	187,000
Borrowing on short term non-convertible notes payable to related parties	79,230	-
Principal payments on debt	-	(588,211)
CASH PROVIDED BY FINANCING ACTIVITIES	1,763,811	1,778,789
NET DECREASE IN CASH	(289,078)	(717,862)

CASH AT BEGINNING OF YEAR	309,851	1,027,713
CASH AT THE END OF THE YEAR	$20,773	$309,851

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$99,710	$39,478
Discount on debt due to derivatives	$37,566	$-
Preferred dividends payable declared	$355,756	$280,675
Preferred stock issued for preferred stock payable	$-	$1,010,000
Conversion of debt and interest into preferred stock	$-	$386,375
Reclassification of notes from unrelated to related	$600,000	$-
Warrants to be exchanged for common stock	$-	$542,944
Capital lease for fixed assets	$-	$514,707

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Agritech Worldwide, Inc. (the “Company”) is an agritech company that owns existing, and has developed new products and processes to make use of biomass for uses in the food and industrial markets. The Company’s food division currently sells a line of products to the food industry that can help food manufacturers reduce their costs and help them solve many production problems. The Company’s technology provides value-added ingredients across virtually all food industry categories. The Company’s all-natural products, among other things, help to reduce fat and calories, add fiber, provide shelf-stability, prevent oil migration, and add binding capacity – all without degrading the taste and texture of the final food products. Perhaps most significantly, Z Trim’s products can help extend finished products, and thereby increase its customers’ gross margins. The Company’s industrial division, opened in 2012, plans to sell eco-friendly ingredients to oil drilling, hydraulic fracturing, petroleum coke, steel/aluminum, paper and other industries. The Company’s industrial ingredients are highly functional in applications for adhesives, binders, viscofiers and emulsifiers.

NOTE 2 –GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As of April 14, 2017, the date that the independent registered public accountant issued its report on the audited financial statements as of and for the year ended December 31, 2016, the Company did not have enough cash on hand to meet its current liabilities. In addition, based on the proposed UCC sale of its assets, the Company will no longer have operations and may be seeking other opportunities. The Company had recurring losses as of December 31, 2016. As a result, the independent registered public accountant’s audit report included an explanatory paragraph in respect to our ability to continue as a going concern. The Company may attempt to secure additional funding through debt or equity financing arrangements and may seek other business opportunities.

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

Allowance for Doubtful Accounts

Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2016 and 2015, management concluded that no reserve was necessary.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2016 and 2015.

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

Lattice Valuation Model

The Company valued the warrants and the conversion features in its outstanding convertible notes and preferred stock using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the instruments are determined based on management’s projections and the expert’s calculations. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2015, the Company had warrants to purchase common stock, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock and preferred stock. The fair value of the derivative liabilities at December 31, 2016 and 2015 was $131,042 and $742,833, respectively. The decrease in the derivative liability for the twelve months ended December 31, 2015 was $611,790.

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities 12/31/2014	$20,166			$20,166	$20,166

Change in derivative liabilities due to:
Settlements	(542,944)			(542,944)	$(542,944)
Change in derivative liabilities valuation	1,265,611	-	-	1,265,611	$1,265,611
	722,667		-	722,667	722,667

Derivative Liabilities 12/31/2015	$742,833			$742,833	$742,833

Change in derivative liabilities due to:
Issuance of warrants	41,226	-	-	41,226	$41,226
Settlements	(85,877)			(85,877)	$(85,877)
Change in derivative liabilities valuation	(567,139)	-	-	(567,139)	$(567,139)
	(611,790)		-	(611,790)	(611,790)

Derivative Liabilities 12/31/2016	$131,043	$-		$131,043	$131,043

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

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of this standard.

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

NOTE 4 – INVENTORY

At December 31, 2016 and 2015 inventory consists of the following:

	12/31/2016	12/31/2015
Raw materials	$23,163	$18,228
Packaging	5,516	4,560
Finished goods	62,406	215,476
	$91,085	$238,264

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, 2016 and 2015 property and equipment, net consists of the following:

	2016	2015
Leasehold improvements	$-	$3,449
Production equipment under capital lease	514,707	514,707
	514,707	518,156
Accumulated depreciation	(147,842)	(46,923)
Property and equipment, net	$366,865	$471,233

Depreciation expense was $100,920 and $180,567 for the years ended December 31, 2016 and 2015, respectively.

On July 17, 2015, the Company entered into an equipment purchase agreement (the “Purchase Agreement”) with Fordham Capital Partners, LLC (“Fordham”) pursuant to which the Company sold all of its right, title and interest in production equipment utilized by the Company to Fordham for a purchase price of $500,000. From the proceeds of the sale, the company repaid outstanding borrowings of $200,000 due to Fordham Capital under a previous equipment note plus accrued interest of $3,112, 2014 franchise taxes of $96,542 and a security deposit of $15,800 related to the equipment lease. The Company recognized a loss on the sale of 574,331.Concurrently with entering into the Purchase Agreement, on July 17, 2015, the Company entered into an equipment lease agreement (the “Equipment Lease Agreement”) with Fordham pursuant to which the Company leased the production equipment from Fordham on terms that included the following: a lease term of 24 months, monthly lease payments by the Company of $15,800 and the option (at the election of the Company) to purchase the equipment on or after July 8, 2016 on the following terms: (i) if the purchase date is between 12- 18 months $425,000; (ii) if the purchase date is between 19- 23 months: $360,000; and (iii) if the purchase date is during the 24th month (but no later than July 8, 2017): $325,000. The Equipment Lease Agreement includes customary events of default, including non- payment by the Company of the monthly lease payments and the payment of penalties upon such late payments. The Company received cash proceeds of $172,911 from the Purchase Agreement after paying off the obligations described above. These proceeds were used for general corporate purposes.

On February 1, 2017, the Company exercised its option under the Equipment Lease Agreement that it had entered into with Fordham on July 17, 2015 and paid Fordham $360,000 plus additional expenses for purchase of the Equipment that was subject to the Equipment Lease Agreement. In connection with the payment, the Equipment Lease Agreement was terminated, which was a lease for 24 months with monthly lease payments of $15,800.

NOTE 6 – ACCRUED EXPENSES AND OTHER

At December 31, 2016 and 2015 accrued expenses consist of the following:

	2016	2015
Accrued payroll and taxes	$59,490	$166,713
Accrued settlements	102,000	102,000
Accrued interest	627,937	216,071
Accrued expenses and other	150,613	199,812
	$940,040	$684,596

NOTE 7 – SHORT-TERM NOTES PAYABLE TO UNRELATED PARTIES

Note 5 discusses notes to Fordham that were repaid in 2015.

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

On December 23, 2015, the Company issued a 14% nonconvertible senior unsecured note to Johnathan Kahn in the principal amount of $500,000. The note matures in twelve months (December 23, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. This note was reclassified from unrelated to related in the quarter ended June 30, 2016. On December 15, 2016, the company executed an amendment whereby the maturity date was extended to April 3, 2017.

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

Below is a summary of the principal and interest activity for the year ended December 31, 2016:

	Principal	Interest
Balance at December 31, 2015	$750,000	$10,442
Principal advances and accrued interest	1,700,000	266,945
Reclassification of Notes to Related	(600,000)	(81,852)
Principal payments and interest	-	-

Balance at December 31, 2016	$1,850,000	$195,535

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

On December 23, 2015, the Company issued a 14% nonconvertible senior unsecured note to Johnathan Kahn in the principal amount of $500,000. The note matures in twelve months (December 23, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. This note was reclassified from unrelated to related in the quarter ended June 30, 2016.

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

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn in the principal amount of $100,000. The Company recognized $3,791 and amortized $247 of discount as of September 30, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. During the three months ended September 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties to a short-term non-convertible note to related parties.

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

On December 15, 2016, the company executed an amendment to the 14% nonconvertible subordinated secured notes due December 23, 2016 whereby the maturity date was extended to April 3, 2017.

The outstanding amount of nonconvertible notes payable to related parties was $457,000 at December 31, 2015 and $1,257,000 at December 31, 2016. The amount of accrued and unpaid interest was $54,935 on December 31, 2015 and $197,006 on December 31, 2016.

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

Notes for $19,000 issued to each of the then four directors, $12,567 of each $75,000 note issued to Morris Garfinkle and CKS Warehouse on May 12, 2014, the $264,000 note issued to Edward B. Smith III on August 6, 2014 and the $21,266 accrued interest related to these notes as of December 31, 2014 were converted into 96,590 units in connection with January 2015 private placement offering which is described in detail in Note #10.

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

On September 30, 2016 the Company executed an amendment to the note issued to CKS Warehouse dated May 12, 2014 whereby the maturity date was extended to April 3, 2017.

On September 30, 2016, the Company executed an amendment to the $200,000 12.5% convertible subordinated secured note dated February 11, 2014, the $300,000 14% convertible subordinated secured notes dated April 25, 2014, and the note issued to Mr. Garfinkle dated May 12, 2014 whereby the maturity date for each note was extended to April 3, 2017.

The outstanding amount of convertible notes payable to related parties was $624,866 at December 31, 2016 and December 31, 2015. The amount of accrued and unpaid interest was $235,396 at December 31, 2016 and $150,684 at December 31, 2015.

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

Preferred Dividends Accrued

As of December 31, 2016, the Company had accrued dividends of $628,012.

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

Our derivative liabilities decreased to $131,043 at December 31, 2016 from $742,833 at December 31, 2015. The gain recognized during the twelve months ended December 31, 2016 was $567,139 as compared to a loss of $1,265,611 for the twelve months ended December 31, 2015. During the year ended December 31, 2016, a portion of the derivative liability was written off to additional paid in capital due to the purchase of the warrants utilizing common stock.

The assumptions used to value the derivative liabilities in the lattice model for the year ended December 31, 2016 included the closing stock price of $.0101 per share, and the projected volatility based on a historical value used of 275% and assuming the probability for an event of default occurring 0% of the time and increasing by 0.0% per month. The assumptions used to value the derivative liabilities in the lattice model for the year ended December 31, 2015 included the closing stock price of $0.42 per share, and the projected volatility based on a historical value used of 165% and assuming the probability for an event of default occurring 5% of the time and increasing by 0.10% per month.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2016 and 2015:

Components of derivative financial instruments

	12/31/2016	12/31/2015
Common stock warrants	$-	$130,028
Embedded conversion features for convertible debt or preferred shares	131,043	612,805

Total	$131,043	$742,833

Beginning balance	$742,833	$20,166
Change in derivative liability valuation	(567,139)	1,265,611
Change in derivative liability - settlements	(85,877)	-
Change in derivative liability - warrant issuance	41,226	(542,944)

Total	$131,043	$742,833

NOTE 13 – COMMON STOCK

COMMON STOCK ISSUED TO EMPLOYEES

On May 17, 2016, pursuant to the Kahn Employment Agreement, Jonathan Kahn was granted 6,067,931 fully-vested shares of the Company’s common stock. The Company recognized a total expense of $180,824 related to this issuance. These shares were valued based on the closing price on the grant date and were issued pursuant to the Company’s Amended and Restated Incentive Compensation Plan as amended (the “Plan”).

In addition, on each of May 1, 2017 and May 1, 2018, respectively, pursuant to the Kahn Employment Agreement, Mr. Kahn will receive an additional grant of fully-vested common stock, such additional grants each representing 0.75% of the Company’s shares of common stock on a fully diluted basis as of May 1, 2017 and May 1, 2018, respectively. The Company expensed $23,268 in the year ended December 31, 2016 for the stock compensation grant related to the May 1, 2017 and May 1, 2018 additional grants. The Company will expense a portion of this compensation quarterly until the grants are made at their respective due dates.

COMMON STOCK ISSUED TO DIRECTORS

On February 24, 2015 the Company issued 576,924 shares of common stock to its three non- executive directors at such time (192,308 shares each) to Brian Israel, Morris Garfinkle and Dan Jeffery. The Company recognized a total expense of $150,000 related to these issuances. These shares were valued based on the closing price on the grant date.

On May 17, 2016, each non-executive member of the Board (Morris Garfinkle, Dan Jeffery and Edward B. Smith III) was granted pursuant to the Incentive Compensation Plan an option to purchase an aggregate 1,006,711 shares of common stock (the equivalent of $30,000 based on the common stock’s closing price of $0.0298 on the grant date) for a total of 3,020,134 shares of common stock at an exercise price of $0.0298 per share. These stock options vest 25% on date of grant and 25% every 90, 180 and 270 days subsequent to the grant date and expire ten years after the date of the grant

On June 21, 2016, the Company issued 2,013,423 shares of common stock to its Chairman Morris Garfinkle pursuant to the Incentive Compensation Plan. The Company recognized a total expense of $25,369 related to this issuance. These shares were valued based on the closing price on the grant date.

COMMON STOCK ISSUED FOR SERVICES

There were no shares issued for services during the year ended December 31, 2016.

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

COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS FOR CASH

During the years ended December 31, 2016 and December 31, 2015 there were no warrants exercised for cash.

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

The Company and the holders of all of the Company’s issued and outstanding warrants (the “Warrants”) as of December 12, 2016 entered into agreements effective December 12, 2016 (the “Exchange Agreements”) pursuant to which they exchanged (the “Exchange”) their Warrants (which were initially exercisable for an aggregate of 52,752,869 shares of the Company’s common stock, par value $0.00005 per share (the “Common Stock”)) for an aggregate of 53,097,601 shares of Common Stock (which is the equivalent to the issuance of approximately one share of Common Stock for each Warrant exchanged). The holders of the shares of Common Stock received in exchange for the Warrants are prohibited from selling or otherwise transferring the shares of Common Stock until March 11, 2017. The foregoing description of the Exchange Agreements is qualified in its entirety by reference to the full text of the form of the Exchange Agreement, a copy of which is filed as Exhibit 10.1 to the Form 8-K Filed on December 12, 2016 and is incorporated by reference herein. An expense of $517,018 was recorded with this transaction.

NOTE 14 – STOCK OPTION PLAN AND WARRANTS

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of December 31, 2016 and 2015 is as follows:

	12/31/2016		12/31/2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,103,275	$0.78	11,033,675	$1.05
Granted	3,020,134	$0.03	6,299,600	$0.29
Exercised	-		-
Expired and Cancelled	(4,012,386)	$0.88	(6,230,000)	$0.77
Outstanding, end of period	10,111,023	$0.53	11,103,275	$0.78

Exercisable at end of period	8,600,956	$0.61	10,328,925	$0.82

At December 31, 2016 the aggregate intrinsic value of all outstanding options was $0 of which 8,600,956 outstanding options are currently exercisable at a weighted average exercise price of $0.61. At December 31, 2015 the aggregate intrinsic value of all outstanding options was $0 of which 10,328,925 outstanding options were exercisable at a weighted average exercise price of $0.82.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below for stock options granted in 2016 and 2015. Expected volatilities are based on the historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense recorded in 2016 and 2015 was $160,906 and $414,882, respectively.

	2016	2015
Weighted average fair value per option granted	$0.0298	$0.14 - $0.36
Risk-free interest rate	1.20%	1.00% - 1.54%
Expected dividend yield	0.00%	0.00%
Expected lives	2.7	2.688 - 3.000
Expected volatility	201.10%	86.22% - 120.51%

On May 17, 2016, each non-executive member of the Board (Morris Garfinkle, Dan Jeffery and Edward B. Smith III) was granted pursuant to the Plan an option to purchase an aggregate 1,006,711 shares of common stock (the equivalent of $30,000 based on the common stock’s closing price of $0.0298 on the grant date) for a total of 3,020,134 shares of common stock at an exercise price of $0.0298 per share. These stock options vest 25% on date of grant and 25% every 90, 180 and 270 days subsequent to the grant date and expire ten years after the date of the grant. As of December 31, 2016, the unrecognized compensation cost related to all non- vested share- based compensation arrangements granted under the Plan was $40,440.

During the year ended December 31, 2015, the Company granted 6,299,600 options to employees at a weighted average exercise price of $0.29 per share. Stock- based compensation expense from options for the year ended December 31, 2015 was $570,560. The options granted to employees are 25% vested on the date of grant and 25% every 90, 180 and 270 days subsequent to the grant date The expiration date of the options granted in 2015 is five years from the grant date.

During the years ended December 31, 2016 and December 31, 2015, there were no stock options exercised for cash or on a cashless basis.

As of December 31, 2016, the Company had reserved 29,888,977 shares of common stock to be issued upon the exercise of qualified options issued under the Plan.

WARRANTS

The Company and the holders of all of the Company’s issued and outstanding warrants (the “Warrants”) as of December 12, 2016 entered into agreements effective December 12, 2016 (the “Exchange Agreements”) pursuant to which they exchanged (the “Exchange”) their Warrants (which were initially exercisable for an aggregate of 52,752,869 shares of the Company’s common stock, par value $0.00005 per share (the “Common Stock”)) for an aggregate of 53,097,601 shares of Common Stock (which is the equivalent to the issuance of approximately one share of Common Stock for each Warrant exchanged). The holders of the shares of Common Stock received in exchange for the Warrants are prohibited from selling or otherwise transferring the shares of Common Stock until March 11, 2017. The foregoing description of the Exchange Agreements is qualified in its entirety by reference to the full text of the form of the Exchange Agreement, a copy of which is filed as Exhibit 10.1 to the Form 8-K Filed on December 12, 2016 and is incorporated by reference herein.

As of December 31, 2015, the Company had warrants outstanding to purchase 50,957,780 shares of the Company’s common stock, at prices ranging from $0.35 to $0.64 per share. These warrants expire at various dates through December 2020. The summary of the status of the warrants issued by the Company as of December 31, 2016 and 2015 are as follows:

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

SUMMARY OF WARRANTS

	12/31/2016		12/31/2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	50,957,780	$0.52	16,446,351	$1.44
Granted	6,750,000	$0.64	87,825,204	$0.42
Exercised or Exchanged for Common Shares	(57,707,780)	$0.53	(53,095,204)	$0.66
Cashless Exercises	-	$-	-	-
Expired and Cancelled	-	$-	(218,571)	$0.66
Outstanding, end of period	-	$-	50,957,780	$0.52

Exercisable at end of period	-	$-	50,957,780	$0.52

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

The fair values for the Company’s derivative liabilities related to the Warrants (5 year warrants at $0.35, $0.45, and $0.64, with a full reset feature) issued is $130,028. The derivative instruments were valued as of December 31, 2015 with the following assumptions:

●	The Holder would automatically exercise the warrants at a stock price above the exercise price with the target exercise price dropping as expiration approaches,

●	The projected annual volatility was based on the Company’s historical volatility between 148% and 193%,

●	An event of default would occurred 5% of the time, increasing to 0.10% per month,

●	Dilutive/Full Reset events projected to occur based on future projected capital needs (future financings are projected going forward as of December 2015) resulting in the weighted conversion price dropping from the initial conversion price (no reset events have occurred).

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

On November 4, 2016, the Company issued a warrant to acquire 200,000 shares of the Common Stock, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $100,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights

Details of other warrants issued during 2015 are included in footnote #10 (Preferred Stock) and #13 (Common Stock).

During the year ended December 31, 2015, there were no warrants exercised for cash.

NOTE 15 – INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2016, the Company has net operating loss (“NOL”) carryforwards for income tax purposes of approximately $64,700,000 which expire in 2029 through 2036. Losses prior to 2009 have been lost due to mergers, dissolution of entities, etc. Under the provisions of Section 382 of the Internal Revenue Code greater than 50% ownership changes that occurred in the Company may significantly limit the Company’s ability to utilize its NOL carry forwards to reduce future taxable income and related tax liabilities.

Section 382 considers an owner shift any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period.” The “testing period” is generally a three-year period ending on the date of any owner or equity structure shift.

The amount of post-change income that may be offset by pre-change losses is limited each year by the “Section 382 Limitation.” Generally, the Section 382 Limitation is an amount equal to the market capitalization of the old loss corporation multiplied by a long-term interest rate established monthly by the Internal Revenue Service, which could significantly reduce or limit the annual amount of NOL utilization. The Company has not yet determined the qualifying events and resulting limitation that may impact utilization of net operating losses against future periods.

At December 31, 2016 and 2015, the net deferred tax asset based on a 34% tax rate consisted of the following:

	2016	2015

Net operating loss	$22,000,000	$21,046,000

Less: Valuation allowance	(22,000,000)	(21,046,000)

Net deferred tax asset	$-	$-

After evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. Our tax returns for the years ended December 2013 - 2015 are subject to IRS audit.

NOTE 16 – MAJOR CUSTOMERS AND CREDIT CONCENTRATION

Our customers are predominantly food manufacturers. There were three significant customers who accounted for 34%, 12% and 7%, respectively, of total sales for the year ended December 31, 2016. There were three significant customers who accounted for 45%, 10% and 6%, respectively, of total sales for the year ended December 31, 2015. Further, three customers accounted for 42%, 24% and 24% of the total accounts receivable at December 31, 2016. Two customers accounted for 68% and 11% of the total accounts receivable at December 31, 2015.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. At December 31, 2016 and 2015, $0 and $59,851, respectively, were in excess of federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of loss is minimal.

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

For the years ended December 31, 2016 and 2015, the Company recognized rent expense of $229,220 and $189,120 respectively.

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

On November 18, 2015, the Company entered into a consulting agreement (the “Consulting Agreement”) with ACT Financial Services Inc. (“ACT Financial”), pursuant to which ACT Financial will provide to the Company finance, accounting and administrative functions, including acting chief financial officer (and principal financial officer) services to be provided by Donald G. Wittmer. The Company will pay an agreed upon weekly rate for such services and will reimburse ACT Financial for certain travel expenses. The Consulting Agreement will continue for six months and may be extended by mutual agreement of the parties. This agreement terminated upon the resignation of Mr. Wittmer as Chief Financial Officer on May 17, 2017. ACT Financial received $48,040 in the year ended December 31, 2016.

On December 23, 2015, the Company issued a 14% nonconvertible senior unsecured note to Jonathan Kahn in the principal amount of $500,000. The note matures in twelve months (December 23, 2016) and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. During the three months ended September 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties as a short-term non-convertible note to related parties.

On December 23, 2015, the company executed an amendment to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014, December 3, 2014, June 12, 2015, August 13,2015, and August 21, 2015 respectively) whereby the maturity date for each note was extended to July 1, 2016.

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn, the Company’s current Chief Executive Officer, interim Chief Financial Officer and member of the Board of Directors in the principal amount of $100,000. The Company recognized $3,791and amortized $247 of discount as of September 30, 2016. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. During the three months ended September 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties as a short-term non-convertible note to related parties.

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

On each anniversary of the Effective Date and each Equity Issuance Date (as defined below), until such time as Mr. Kahn terminates employment with the Company, Mr. Kahn will receive an additional grant of unrestricted Common Stock (which additional grant will be deemed to be a part of the initial Equity Award), if necessary, so that on each such anniversary and each such Equity Issuance Date, the total number of shares received by Mr. Kahn pursuant to the Equity Award will equal at least 3.5% of the Company’s shares of Common Stock on a fully diluted basis until April 30, 2016, 4.25% until April 30, 2018, and 5.0% thereafter. Under this provision, Mr. Kahn is owed 416,695 shares valued at $4,573, as of December 31, 2016 and included in common stock payable. For purposes of the Kahn Employment Agreement, an “Equity Issuance Date” is any date on which the Company consummates the sale of or issuance of (i) more than 1% of the Company’s shares of Common Stock on a fully diluted basis; or (ii) any instrument that is convertible into more than 1% of the Company’s shares of Common Stock on a fully diluted basis. For the sake of clarity, in calculating the total number of shares held by Mr. Kahn pursuant to the Equity Award, only the initial shares granted and any additional shares granted in accordance with this paragraph will be considered and any shares (A) held by Mr. Kahn on or prior to the Effective Date or (B) granted to or acquired by Mr. Kahn in any other manner following the grant to Mr. Kahn of the Equity Award (including any annual equity award grant or otherwise) will be disregarded.

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

The foregoing summary description of the Kahn Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the Kahn Employment Agreement, a copy of which is attached as Exhibit 10.1 to the Form 8-K filed on May 17, 2016 and is incorporated herein by reference

There are no family relationships between Mr. Kahn and any former director, officer or person nominated or chosen by the Company to become director.

On June 21, 2016, the Company issued 2,013,423 shares of common stock to its Chairman Morris Garfinkle pursuant to the Plan.

On November 18, 2016, November 22, 2016 and December 7, 2016, respectively, Mr. Smith advanced the Company $16,230, $23,000 and $20,000.

On December 7, 2016, Mr. Kahn advanced the Company $20,000.

On December 12, 2016, as part of the Company’s warrant exchange, Mr. Smith exchanged 31,868,774 warrants for 31,868,774 common shares, Mr. Garfinkle and entities affiliated with Mr. Garfinkle exchanged 6,023,022 warrants for 6,023,022 common shares, Mr. Jeffrey and entities affiliated with Mr. Jeffery exchanged 1,600,000 warrants for 1,600,000 common shares and Mr. Kahn exchanged 900,000 warrants for 900,000 common shares.

NOTE 20 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2016.

In general, the Company offers a one-year warranty for most of the products it sells. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 21 – SUBSEQUENT EVENTS

On February 1, 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with various lenders, including an entity controlled by its chief executive officer, Jonathan Kahn, and a director, Morris Garfinkle, and issued a note in connection therewith (the “Note”). The principal amount of the loan is $996,000. The Loan accrues interest at a rate per annum equal to the prime rate plus 18.9%. Interest is payable monthly and the principal is payable on the maturity date of the loan, which is 2.5 years from the issuance date. The loan is secured by all of the assets of the Company. The Loan Agreement contains certain covenants regarding financial reporting, limits on the Company’s incurrence of indebtedness, permitted investments, encumbrances, restricted payments, and mergers and acquisitions.

The Loan Agreement includes customary events of default, including non-payment by the Company of the monthly interest payments and the payment of penalties upon such late payments. The Company used a portion of the proceeds of the loan to exercise its purchase option under its Equipment Lease Agreement with Fordham Capital Partners, LLC (“Fordham”) that it entered into on July 17, 2015 (the “Equipment Lease Agreement”). The Company intends to utilize the proceeds from the loan for working capital purposes.

As a condition to the Loan Agreement, two directors of the Company that held senior secured debt of the Company entered into a subordination agreement with the Company and the administrative agent for the lenders (the “Subordination Agreement”).

The foregoing description of the Loan Agreement, the Note and the Subordination Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which are attached as Exhibits 10.1, 10.2 and 10.1 to the Form 8-K filed on February 1, 2017and incorporated by reference herein.

On February 1, 2017, the Company exercised its option under the Equipment Lease Agreement that it had entered into with Fordham on July 17, 2015 and paid Fordham $360,000 plus additional expenses for purchase of the Equipment that was subject to the Equipment Lease Agreement. In connection with the payment, the Equipment Lease Agreement was terminated, which was a lease for 24 months with monthly lease payments of $15,800.

On February 17, 2017, Jonathan Kahn, the Chief Executive Officer of the Company, and Morris Garfinkle, the Chairman of the Board of Directors of the Company (the “Board”), and the Garfinkle Revocable Trust filed a Schedule 13D with the Securities and Exchange Commission, which, among other things, described a term sheet (the “Term Sheet”), which was annexed to the Schedule 13D, that they had presented to the Company’s Special Committee of the Board. The Term Sheet is for a proposed convertible preferred stock financing relating to the potential issuance by the Company of shares of up to $6,000,000 but not less than $4,000,000 of a newly-created series of preferred stock of the Company. As proposed, such newly-created preferred stock would be convertible into up to a maximum of 75% of the Company’s equity (on a fully-diluted basis) and would be entitled, as a class, to designate three of the five directors of the Company.

On March 14, 2017, Messrs. Kahn and Garfinkle and the Garfinkle Revocable Trust determined to terminate discussions with the Company with respect to the Term Sheet and the potential investment contemplated thereby, and the Company was notified of such determination.

Due to the Company’s ongoing liquidity needs, on March 15, 2017, the Company entered into a promissory note with Mr. Kahn and Mr. Garfinkle as the lenders in the original principal amount of $56,000 (the “Promissory Note”). The Promissory Note accrues interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal is payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the Promissory Note. The principal amount, together with all accrued and unpaid interest thereon, is required to be repaid to the lenders out of the proceeds received from the accounts receivable of the Company collected after March 15, 2017, immediately upon such receipt. The loan under the Promissory Note is secured by all of the assets of the Company pursuant to a Security Agreement and a Patent Security Agreement.

The proceeds of the Promissory Note were used by the Company to primarily fund payroll and to pay employee health insurance premiums and a critical vendor of the Company.

As a condition to the making of the loan under the Promissory Note, the lenders under a loan agreement entered into by the Company on February 1, 2017 (which lenders included Mr. Kahn and Mr. Garfinkle through GKS Funding), which is the senior secured debt of the Company, were required to enter into a subordination agreement with the Company and Mr. Kahn and Mr. Garfinkle (the “Subordination Agreement”). The Subordination Agreement made the Promissory Note the senior secured debt of the Company.

On March 24, 2017, Dan Jeffery provided the Company with notice of his resignation from the Company’s Board of Directors (the “Board”), effective immediately. Mr. Jeffery’s resignation from the Board was not the result of any dispute or disagreement with the Company. Mr. Jeffery has served on the Board since 2015.

Due to the ongoing liquidity needs of the Company, on March 28, 2017, the Company entered into a promissory note with Mr. Kahn and Mr. Garfinkle as the lenders in the original principal amount of $35,000 (the “Promissory Note”). The Promissory Note accrues interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal is payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the Promissory Note. The principal amount, together with all accrued and unpaid interest thereon, is required to be repaid to the lenders out of the proceeds received from the accounts receivable of the Company collected after March 28, 2017, immediately upon such receipt. The loan under the Promissory Note is secured by all of the assets of the Company pursuant to a Security Agreement and a Patent Security Agreement.

The proceeds of the Promissory Note were used by the Company to primarily fund payroll and to pay certain critical vendors of the Company.

As a condition to the making of the loan under the Promissory Note, the lenders under a loan agreement entered into by the Company on February 1, 2017 (which lenders included Mr. Kahn and Mr. Garfinkle through GKS Funding), which is the senior secured debt of the Company, were required to enter into a subordination agreement with the Company and Mr. Kahn and Mr. Garfinkle (the “Subordination Agreement”). The Subordination Agreement made the Promissory Note the senior secured debt of the Company.

On March 31, 2017, Jonathan Kahn and Morris Garfinkle provided Agritech Worldwide, Inc. (the “Company”) with notices of their resignation from the Company’s Board of Directors (the “Board”) and Jonathan Kahn’s resignation as the Company’s Chief Executive Officer, effective immediately. Messrs. Garfinkle and Kahn’s resignations were not the result of any dispute or disagreement with the Company.

On March 31, 2017, the Company received a notice of default from GKS Funding LLC, as administrative agent under the Loan Agreement (as defined below) (“GKS Funding”) stating that the Company is in default of a loan (the “Loan”) made pursuant to that certain Loan and Security Agreement by and among the Company, GKS Funding and the lenders named therein, which include Messrs. Garfinkle and Kahn (the “Lenders”), dated as of February 1, 2017 (the “Loan Agreement”), for failure to make a scheduled interest payment on the Loan that was due on March 31, 2017. If such failure described above is not cured within the 15-day cure period, which is April 15, 2017, the Lenders (through GKS Funding, as administrative agent under the Loan Agreement) intend to exercise all rights and remedies available to them under the Loan Agreement, related note and applicable law, which will include foreclosing on the collateral under the Loan Agreement.

On April 5, 2017, the Company and GKS Funding, as administrative agent under the Loan Agreement (as defined above) entered into a Cooperation Agreement (the “Cooperation Agreement”) in connection with a loan (the “Loan”) made to the Company pursuant to that certain Loan and Security Agreement, dated as of February 1, 2017 (as amended and in effect from time to time, the “Loan Agreement”), between the Company, the Lenders party thereto and GKS Funding. As previously reported, on March 31, 2017, the Company received a notice of default from GKS Funding stating that the Company was in default of the Loan for failure to make a scheduled interest payment on the Loan that was due on March 31, 2017. If such failure described above was not cured within the 15-day cure period, which was April 15, 2017, the Lenders (through GKS Funding, as administrative agent under the Loan Agreement) intended to exercise all rights and remedies available to them under the Loan Agreement, related note and applicable law, which included foreclosing on the collateral under the Loan Agreement.

As of the date of the Cooperation Agreement, the outstanding balance of the Company’s obligations under the Loan Agreement was approximately $1,011,800, plus accrued and accruing legal fees and expenses. Over the past several months, the Company has experienced significant operating losses and has been unable to raise additional capital in order to pay the expenses necessary to continue to operate its business. For the same reason, the Company was unable to pay interest on the Loan on March 31, 2017 (the “Existing Default”).

As a result of the foregoing, and after considering all options, the Board of Directors of the Company determined that the Company will not have sufficient funds to cure the Existing Default on or before April 15, 2017. In addition, given the inability to raise additional capital to fund ongoing operations, the Company also determined that it would be unable continue to operate as a going concern. Thus, the Company determined that it was in the best interests of all constituents and the Company to cooperate with GKS Funding and its exercise of remedies.

Pursuant to the Cooperation Agreement, the Company and GKS Funding agreed as follows: (i) the Company waived the 15-day cure period with respect to the Existing Default immediately upon execution of the Cooperation Letter and GKS Funding has the right to exercise its remedies under the Loan Agreement and applicable law with respect to such event of default, including, without limitation, by scheduling and conducting a sale of all of the collateral under the Loan Agreement on or about April 17, 2017 (the “UCC Sale”); (ii) GKS Funding agreed to fund loans to the Company up to the date of the UCC Sale to permit the Company to pay the Budgeted Expenses (as defined in the Cooperation Agreement) as and when due with this new loan, which is (a) secured by a first priority security interest in all of the real and personal assets, property, fixtures, rights and interests of the Company, (b) shall have priority in payment over the Loan made pursuant to the Loan Agreement; and (c) shall be repaid, before any other payments are made by the Company, out of the first cash proceeds of the collateral received by the Company; and (iii) the Company consented to fully cooperate with GKS Funding in connection with the UCC Sale, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

On April 5, 2017, the Company and GKS Funding entered into a letter agreement, a copy of which is attached to a Schedule 13D and is incorporated by reference herein (the “Letter Agreement”), pursuant to which (i) the Company informed GKS Funding that the Company has determined (1) it will not have sufficient funds to cure the interest payment default that occurred on March 31, 2017, under the Loan Agreement and the Note as previously described in Amendment No. 2 and (2) it cannot continue to operate as a going concern and (ii) the Company and GKS Funding agreed as follows:

(1) The Company waived the cure period with respect to the Existing Default (as defined in the Letter Agreement). As a result, the Company agreed, immediately upon execution of the Letter Agreement, the Existing Default became an Event of Default (as defined in the Loan Agreement) (with, for avoidance of doubt, no further right to cure or grace period), and GKS Funding shall have the right to exercise its remedies under the Loan Agreement and applicable law with respect to such Event of Default, including, without limitation, by scheduling and conducting a UCC sale of all of the Collateral (as defined in the Loan Agreement) on or about April 17, 2017 (the “UCC Sale”).

(2) GKS Funding agreed to fund loans to the Company up to the date of the UCC Sale to permit the Company to pay the Budgeted Expenses (as defined in the Letter Agreement) as and when due and payable in accordance with Exhibit A to the Letter Agreement, pursuant to documentation in form and substance acceptable to GKS Funding and Company (the “New Loans”). The New Loans: (a) shall be secured by a first priority security interest in all of the real and personal assets, property, fixtures, rights and interests of the Company, whether now existing or owned and hereafter arising or acquired and wherever located; (b) shall have priority in payment over the Loans (as defined in the Loan Agreement) made by GKS Funding pursuant to the Loan Agreement; and (c) shall be repaid, before any other payments are made by the Company, out of the first cash proceeds of the Collateral received by the Company.

(3) The Company consents to, and shall fully cooperate with GKS Funding in connection with, the UCC Sale and the disposition of the Collateral in connection therewith, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

GKS Funding intends to try to acquire all of the Collateral at the UCC Sale. GKS Funding also intends to credit bid the amounts due under the Loan Agreement and the Note at the UCC Sale. The effects of the contemplated transaction have not been reflected in the financial statements.

The New Loans will be evidenced by a promissory note in the form attached hereto to a Schedule 13D and is incorporated by reference herein (the “New Note”). The New Note will accrue interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal is payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the New Note. The principal amount, together with all accrued and unpaid interest thereon, is required to be repaid to GKS Funding out of the proceeds received from the accounts receivable of the Company collected after April 7, 2017, immediately upon such receipt. The New Note will be secured by all of the assets of the Company pursuant to a Security Agreement and a Patent Security Agreement in the forms attached to a Schedule 13D and are incorporated by reference herein.

The proceeds of the $60,000 New Loans that will be made on April 7, 2017, will be used by the Company to pay critical vendors of the Company and for the Company to fund payroll.

As a condition to the making of the loan under the New Note, GKS Funding will require the lenders under the Loan Agreement (which include GKS Funding) to enter into a subordination agreement with the Company and GKS Funding (the “New Subordination Agreement”). The New Subordination Agreement will make the New Note the senior secured debt of the Company, provided that the balance of the Second Promissory Note, which is less than $300, will be senior to the New Note until paid in full. The form of the New Subordination Agreement is attached to a Schedule 13D and is incorporated by reference herein.

The foregoing descriptions of the New Note, the Security Agreement, the Patent Security Agreement and the New Subordination Agreement are qualified in their entirety by reference to the New Note, the Security Agreement, the Patent Security Agreement and the New Subordination Agreement, which are attached to a Schedule 13D and is incorporated by reference herein.

All additional New Loans made to the Company by GKS Funding after April 7, 2017, pursuant to the Letter Agreement will be made on the same terms and conditions as set forth in the New Note, the Security Agreement, the Patent Security Agreement and the New Subordination Agreement.

The proceeds of the $60,000 New Loans made on April 7, 2017, will be used by the Company to pay critical vendors of the Company and for the Company to fund payroll. $30,000 was contributed by Mr. Kahn from his personal funds to GKS Funding on April 7, 2017, and was used by GKS Funding to fund $60,000 of New Loans on April 7, 2017. Mr. Kahn intends to use personal funds for additional contributions to GKS Funding in the event GKS Funding funds additional New Loans pursuant to the Letter Agreement. $30,000 was contributed by Mr. Garfinkle from his personal funds to GKS Funding on April 7, 2017, and was used by GKS Funding to fund $60,000 of New Loans on April 7, 2017. Mr. Garfinkle intends to use personal funds for additional contributions to GKS Funding in the event GKS Funding funds additional New Loans pursuant to the Letter Agreement.

On April 14, 2017, Edward B. Smith, III was appointed interim Chief Executive Officer and interim Chief Financial Officer.

