Form 10-K/A
period 2016-12-31
Agritech Worldwide, Inc.
filed 2017-04-17
CIK 1052257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Amendment No. 1 to

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

Documents Incorporated by Reference:  None.

Explanatory Note

Agritech Worldwide, Inc. (“Agritech,” “we,” “us,” “our,” or “the Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2017 (the “Original Filing”), solely for the purpose of (i) including the XBRL files that were inadvertently omitted from the Original Filing; (ii) including Exhibit 23.2 that was inadvertently omitted from the Original Filing; and (iii) revising the Summary Compensation Table set forth under Item 11 “Executive Compensation.”

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains a new certification (filed as exhibits hereto) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350. Accordingly, this Amendment No. 1 amends and restates Part IV, Item 15(b) to reflect the filing of these currently dated certifications.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, including the previously reported financial statements and other financial disclosures included in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)	Total ($)
Jonathan Kahn (1)	2016	124,932	-	181,128	-	306,060
Former Chief Executive Officer, Former Acting Chief Financial Officer	2015	-	-	-	-	-

Edward B. Smith III (2)	2016	-	-	-	-	-
Former Chief Executive Officer	2015	-		-	3,184,302	3,184,302

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

10.29	Promissory Note in the principal amount of $56,000 issued March 15, 2017 (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.30	Security Agreement, dated March 15, 2017, by and between Company and Jonathan Kahn (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.31	Patent Security Agreement, dated March 15, 2017, by and between Company, Grantor and Jonathan Kahn, as agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.32	Subordination Agreement, dated March 15, 2017, by and between Company, Jonathan Kahn and Mo Garfinkle, as Senior Lenders, and Jonathan Kahn, as Agent for the Senior Lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.33	Promissory Note in the principal amount of $56,000 issued March 15, 2017 (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)

10.34	Security Agreement, dated March 15, 2017, by and between Company and Jonathan Kahn (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.35	Patent Security Agreement, dated March 15, 2017, by and between Company, Grantor and Jonathan Kahn, as agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 17, 2017, File No. 001-32134, and incorporated herein by reference)
10.36	Subordination Agreement, dated March 28, 2017, by and between Company, Jonathan Kahn and Mo Garfinkle, as Senior Lenders, and Jonathan Kahn, as Agent for the Senior Lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 29, 2017, File No. 001-32134, and incorporated herein by reference)
10.37	Cooperation Agreement, dated April 5, 2017, by and between Company and GKS Funding LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2017, File No. 001-32134, and incorporated herein by reference)
14.1	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference)
23.1	Consent of M&K CPAS, PLLC, independent auditors
23.2	Consent of Sassetti, LLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Agritech Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Denotes management compensatory plan or arrangement.

**Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 16 10-K Summary Information

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

