Form 10-Q
period 2017-03-31
Agritech Worldwide, Inc.
filed 2017-05-22
CIK 1052257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                 .

Commission File Number:   001-32134

Agritech Worldwide, Inc.

(Exact name of registrant as specified in its charter)

Nevada	36-4197173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Avenue of the Americas, Suite 1514, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(847) 549-6002
(Registrant’s telephone number, including area code)

1011 Campus Drive, Mundelein, Illinois 60060
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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 16, 2017
Common Stock, $0.00005 par value	154,976,459

AGRITECH WORLDWIDE, INC.

 FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

BALANCE SHEETS (Unaudited)

	3/31/2017	12/31/2016

ASSETS

Current Assets
Cash and cash equivalents	$15,856	$20,773
Accounts receivable	213,469	32,613
Inventory	86,299	91,085
Prepaid expenses and other assets	5,361	9,986

Total current assets	320,985	154,457

Long Term Assets
Property and equipment, net of depreciation	372,269	366,865
Other assets	88,000	27,886

Total long term assets	460,269	394,751

TOTAL ASSETS	$781,254	$549,208

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$912,341	$833,453
Preferred dividends payable	715,500	628,012
Short-term notes payable to unrelated parties	1,850,000	1,850,000
Short-term non-convertible notes payable to related parties	1,257,000	1,257,000
Short-term convertible notes payable to related parties	624,866	624,866
Accrued expenses and other	966,252	940,040
Accrued liquidated damages	36,178	36,178
Capital lease payable, short term	-	389,268
Derivative liabilities	371,421	131,043
Related parties line of credit	180,202	79,230
Senior secured notes payable	996,000	-
Total Current Liabilities	7,909,760	6,769,090

Total Liabilities	7,909,760	6,769,090

Stockholders’ Equity (Deficit)
Common Stock, $0.00005; authorized 500,000,000; shares issued and outstanding is 154,976,459 at March 31, 2017 and December 31, 2016	7,770	7,770
Convertible preferred stock, Series B, $0.01 par value authorized 3,000,000 shares; issued and outstanding 709,625 at both March 31, 2017 and December 31, 2016	7,096	7,096
Common Stock Payable	4,573	4,573
Additional paid-in capital	153,281,347	153,345,670
Accumulated deficit	(160,429,292)	(159,584,991)

Total Stockholders’ Equity (Deficit)	(7,128,506)	(6,219,882)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$781,254	$549,208

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES:
Products	$402,962	$269,018
Total revenues	402,962	269,018

COST OF REVENUES:
Products	487,565	499,694
Total cost of revenues	487,565	499,694

GROSS MARGIN (LOSS)	(84,603)	(230,676)

OPERATING EXPENSES:
Selling, general and administrative	372,604	435,026
Total operating expenses	372,604	435,026

OPERATING LOSS	(457,207)	(665,702)

OTHER INCOME (EXPENSES):
Miscellaneous income	17,529	-
Interest expense - debt	(164,245)	(93,311)
Change in fair value - derivatives	(240,378)	102,776
Total other income (expenses)	(387,094)	9,465

NET LOSS	$(844,301)	$(656,237)

Less preferred dividends	87,488	88,983

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(931,789)	$(745,220)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

Weighted Average Number of Shares Basic and Diluted	154,976,459	93,797,504

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(844,301)	$(656,237)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based compensation -common shares, stock options and warrants vested	23,165	52,612
Amortization of debt discount	-	678
Depreciation	25,736	27,162
Change in fair value of derivative liability	240,378	(102,776)
Changes in operating assets and liabilities:
Accounts receivable	(180,856)	91,920
Inventory	4,786	7,221
Prepaid expenses and other assets	(55,490)	23,742
Account payable, related party	-	47,998
Accounts payable and accrued expenses	105,101	(125,385)
CASH USED IN OPERATING ACTIVITIES	(681,481)	(633,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,140)	-
CASH USED IN INVESTING ACTIVITIES	(31,140)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease	(389,268)	-
Borrowing on short term debt to unrelated parties	-	200,000
Borrowing on short term debt to related parties	-	150,000
Related parties line of credit advances, net	100,972
Borrowing on senior secured notes	996,000	-
Principal payments on debt	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	707,704	350,000
NET DECREASE IN CASH	(4,917)	(283,065)

CASH AT BEGINNING OF PERIOD	20,773	309,851
CASH AT THE END OF THE PERIOD ENDED MARCH 31	$15,856	$26,786

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$39,496	$-
Discount on debt due to derivatives	$-	$11,898
Preferred dividends payable declared	$87,488	$88,983

The accompanying notes are an integral part of the financial statements.

AGRITECH WORLDWIDE, INC.

Notes to Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

On April 5, 2017, Agritech Worldwide, Inc., formerly known as Z Trim Holdings, Inc. (the “Company”), and GKS Funding LLC, as administrative agent under the Loan Agreement (as defined below) (“GKS Funding”) entered into a Cooperation Agreement (the “Cooperation Agreement”) in connection with a loan (the “Loan”) made to the Company pursuant to that certain Loan and Security Agreement, dated as of February 1, 2017 (as amended and in effect from time to time, the “Loan Agreement”), between the Company, the Lenders party thereto and GKS Funding. On March 31, 2017, the Company received a notice of default from GKS Funding stating that it was in default of the Loan for failure to make a scheduled interest payment on the Loan that was due on March 31, 2017. If such failure described above was not cured within the 15-day cure period, which was April 15, 2017, the Lenders (through GKS Funding, as administrative agent under the Loan Agreement) intended to exercise all rights and remedies available to them under the Loan Agreement, related note and applicable law, which included foreclosing on the collateral under the Loan Agreement.

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

As a result of the foregoing, and after considering all options, the Board of Directors determined that the Company would not have sufficient funds to cure the Existing Default on or before April 15, 2017. In addition, given the Company’s inability to raise additional capital to fund ongoing operations, it also determined that it would be unable to continue to operate as a going concern. Thus, the Company determined that it was in the best interests of all constituents that it cooperate with GKS Funding and its exercise of remedies.

Pursuant to the Cooperation Agreement, the Company and GKS Funding agreed as follows: (i) the Company waived the 15-day cure period with respect to the Existing Default immediately upon execution of the Cooperation Letter and GKS Funding has the right to exercise its remedies under the Loan Agreement and applicable law with respect to such event of default, including, without limitation, by scheduling and conducting a sale of all of the collateral under the Loan Agreement on or about April 17, 2017 (the “UCC Sale”); (ii) GKS Funding agreed to fund loans to the Company up to the date of the UCC Sale to permit it to pay the Budgeted Expenses (as defined in the Cooperation Agreement) as and when due with this new loan, which is (a) secured by a first priority security interest in all of the Company’s real and personal assets, property, fixtures, rights and interests, (b) shall have priority in payment over the Loan made pursuant to the Loan Agreement; and (c) shall be repaid, before any other payments are made by the Company, out of the first cash proceeds of the collateral received by it; and (iii) the Company consented to fully cooperate with GKS Funding in connection with the UCC Sale, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

On April 17, 2017, (i) the UCC Sale was conducted by GKS Funding and (ii) at the UCC Sale, GKS Funding credit bid $996,000 of its claims under the Loan Agreement to purchase all of the collateral. There were no other bids for any of the collateral.

In light of the foregoing, the Company is no longer engaged in the agricultural technology business. At this point, the Board is reevaluating its business plan and strategy and has not made any determination as to whether or not it will seek to engage in a new line of business.

During the past year and current quarter, the Company’s sole operations were as an agricultural technology company. The products and processes that it owned and were foreclosed upon by GKS Funding convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. The Company’s primary focus and the source of substantially all of its revenue during the past several years has been from the sale of its all-natural products, Z Trim®, to the food industry. Its business involved the sale of a line of all-natural products to the food industry designed to help manufacturers reduce their costs, improve the quality of finished goods, and solve many production problems.

During the quarter ended March 31, 2017, the Company’s core product portfolio was comprised of multifunctional food ingredients that included Corn Z Trim® (both GMO and non-GMO) and Oat Z Trim®. The superior water-holding capacity and amorphous structure of Z Trim ingredients are key to the exclusive multifunctional attributes they contribute to food product design, including moisture management, oil deflection, texture and appearance quality, fat and calorie reduction. These attributes allow manufacturers using such products to reduce costs of finished products by replacing more expensive ingredients with our fiber and water.  Z Trim® is now being used by food manufacturers world-wide, across a multitude of food categories, such as meats, sauces, soups, dressings, baked goods, fillings, toppings, prepared meals, dairy products, frozen handheld snacks, and pizza dough. Food formulators are seeking greater functionality and product performance than they can get from starches, gums, fats, and other fibers – for both standard and lower fat content foods - and Z Trim® multifunctional ingredients can help to satisfy their consumers with finished products that we believe have enhanced eating quality, outstanding product performance, and frequently, improved nutritional profiles.

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

NOTE 2 – GOING CONCERN

The Company incurred a net loss of $844,301 for the three months ended March 31, 2017, and had an accumulated deficit of $160,429,292.  As of March 31, 2017, the Company had cash in the amount of $15,686 and total liabilities in the amount of $7,909,760. We also had a working capital deficit of $7,588,775 as of March 31, 2017. Over the last several years, its operations have been funded primarily through the sale of both equity and debt securities. Inasmuch as the Company is still evaluating its future strategy and has no source of revenue, it is difficult to assess the Company’s future operating needs.   As of the date of the Company’s most recent audit, for the fiscal year ended December 31, 2016, it had not generated sufficient revenues to meet its cash flow needs.  The Company’s current cash on hand is insufficient for it to be able to maintain any operations, including the expenses of remaining a public company. At the current level beyond May 2017 and due to the outstanding debt owed, the Company does not anticipate that it will have the assets from which to pay such expenses. As a result, the Company’s auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.  Although the Company has generated revenue during the quarter ended March 31, 2017 that was generated in its former line of business, and it still operated at a net loss.  The Company currently has no operations from which to obtain revenue.  If it cannot continue as a going concern, and cannot successfully revise its business plan it will need to cease operations, which will reduce or completely eliminate the value of your investment.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The financial information at March 31, 2017 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results for the three months ended March 31, 2017 may not be indicative of results for the year ending December 31, 2017 or any future periods.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There was $15,856 in cash at March 31, 2017 and $20,773 at December 31, 2016.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants and convertible preferred stock to purchase common stock. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at March 31, 2017 was $371,421 compared to $131,043 as of December 31, 2016.  The increase in fair value for the three months ended March 31, 2017 was $240,378 compared to an increase of $102,776 for the three months ended March 31, 2016.  Below is a hierarchy table of the components of the derivative liability:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities 12/31/2016	$131,043			$131,043	$131,043

Change in derivative liabilities due to:
Change in derivative liabilities valuation	$240,378	-	-	240,378	$240,378
	240,378		-	240,378	240,378

Derivative Liabilities 03/31/2017	$371,421	$-		$371,421	$371,421

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At March 31, 2017, the net book value of long-lived assets was less than the carrying amount of senior debt and no impairment was recorded.

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

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees, directors and related parties, including stock options, restricted stock, employee stock purchases related to employee stock purchase plans and warrants, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of the Company’s stock price. The Company recognized pre-tax compensation expense related to stock compensation awards of $23,165 and $52,612 for the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 4 – INVENTORY

At March 31, 2017 and December 31, 2016, inventory consists of the following:

	3/31/2017	12/31/2016
Raw materials	$19,353	$23,163
Packaging	5,398	5,516
Finished goods	61,548	62,406
	$86,299	$91,085

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31, 2017 and December 31, 2016, property and equipment, net consists of the following:

	3/31/2017	12/31/2016
Production equipment under capital lease	$-	$514,707
Production equipment	545,847	-
	545,847	514,707
Accumulated depreciation	(173,578)	(147,842)
Property and equipment, net	$372,269	$366,865

Depreciation expense was $25,736 and $27,162 for the three months ended March 31, 2017 and 2016, respectively.  During 2017, the Company has not sold any equipment.

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

NOTE 6 – ACCRUED EXPENSES AND OTHER

At March 31, 2017 and December 31, 2016 accrued expenses consist of the following:

	3/31/2017	12/31/2016
Accrued payroll and taxes	$36,347	$59,490
Accrued settlements	102,000	102,000
Accrued interest	752,686	627,937
Accrued expenses and other	75,219	150,613
	$966,252	$940,040

NOTE 7 – SHORT-TERM BORROWINGS TO UNRELATED PARTIES

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

Below is a summary of the principal and interest activity for the period ended March 31, 2017:

	Principal	Interest
Balance at December 31, 2016	$1,850,000	$195,535
Principal advances and accrued interest	-	43,392
Principal payments and interest	-	-

Balance at March 31, 2017	$1,850,000	$238,927

NOTE 8 – SHORT-TERM NONCONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On September 29, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $85,000. The note matures in two months (November 29, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest was subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and to the Senior Secured Notes.

On October 23, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $85,000. The note matures in two months (December 23, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest was subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and to the Senior Secured Notes.

On October 30, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $70,000. The note matures in two months (December 30, 2014) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest was subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and to the Senior Secured Notes.

On December 3, 2014, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $30,000. The note matures in two months (February 3, 2015) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest was subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and to the Senior Secured Notes.

On May 29, 2015, the Company executed an amendment number 3 to the 14% nonconvertible subordinated secured notes (dated September 29, 2014, October 23, 2014, October 30, 2014 and December 3, 2014, respectively) whereby the maturity date for each note was extended from May 29, 2015 to December 31, 2015.

On June 12, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $12,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest was subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement and to the Senior Secured Notes.

On August 13, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $25,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest was subordinate to the security interest granted to Fordham in connection with the Equipment Lease Agreement and the Factoring Agreement and to the Senior Secured Notes.

On August 21, 2015, the Company issued a 14% nonconvertible subordinated secured note to Edward B. Smith III in the principal amount of $150,000. The note matures on December 31, 2015 and bears interest at 14% computed based on a 365- day year. Accrued interest is payable at maturity in cash. The note is secured by the assets of the Company, which security interest was subordinate to the security interest granted to Fordham in connection with the Equipment Loan and the Factoring Agreement and to the Senior Secured Notes.

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

On March 2, 2016, the Company issued a 14% senior unsecured note to Jonathan Kahn in the principal amount of $100,000. The Company recognized $3,791 of discount. The note matures in one year (March 2, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the accredited investor. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights. During the three months ended June 30, 2016 this note was reclassified from a short-term borrowing to unrelated parties to a short-term non-convertible note to related parties.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Morris Garfinkle in the principal amount of $100,000. The Company recognized $3,094 of discount. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 400,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the entity controlled by Mr. Garfinkle. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On March 17, 2016, the Company issued a 14% senior unsecured note to an entity controlled by Dan Jeffery in the principal amount of $50,000. The Company recognized $1,824 of discount. The note matures in one year (March 17, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 200,000 shares of the Company’s common stock, at an exercise price of $0.64 per share to the entity controlled by Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

On April 28, 2016, the Company issued a 14% senior unsecured note to an entity related to Dan Jeffery in the principal amount of $50,000. The Company recognized $1,562 of discount. The note matures in one year (April 28, 2017) and bears interest at 14% compounded based on a 365-day year. Accrued interest is payable at maturity in cash. In addition, the Company issued a warrant to acquire 150,000 shares of the Common Stock at an exercise price of $0.64 per share to the entity related to Dan Jeffery. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights.

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

The outstanding amount of nonconvertible notes payable to related parties was $1,257,000 at March 31, 2017 and at December 31, 2016. The amount of accrued and unpaid interest was $257,417 on March 31, 2017.

NOTE 9 – SHORT-TERM CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On February 11, 2014 the Company entered into an agreement with Edward B. Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $200,000 in a convertible senior secured note. The note matures in two years (February 11, 2016) and bears interest at 12.5% computed based on a 365-day year. Accrued interest is payable either at maturity or quarterly at the option of Mr. Smith in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under the note is $2.25, subject to adjustment as provided in the note. If on the maturity date of the note, the thirty day trailing average closing price of the Company’s common stock (the “Trailing Average Price”) is below $2.25, the Conversion Price on the maturity date will be reduced to the Trailing Average Price, but to not less than $1.25. The Conversion Price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note. The note is subordinated to the Senior Secured Notes.

On April 25, 2014, the Company entered into an agreement with Edward B. Smith III, a Director and Shareholder of the Company, pursuant to which Mr. Smith agreed to lend the Company $300,000 in a convertible subordinated secured note. The note matures in two years (April 25, 2016) and bears interest at 14% computed based on a 365-day year. Accrued interest is payable at maturity in shares of the Company’s common stock. At any time on or after the date that is 90 days after the date of issuance of the note, Mr. Smith may elect to convert the aggregate principal balance and accrued interest into shares of common stock of the Company. The conversion price under the note is $1.00. The conversion price was greater than the closing stock price on the agreement date; therefore no beneficial conversion feature was recorded on this note. The note is subordinated to the Senior Secured Notes.

Notes for $19,000 issued to each of the then four directors, $12,567 of each $75,000 note issued to Morris Garfinkle and CKS Warehouse on May 12, 2014, the $264,000 note issued to Edward B. Smith III on August 6, 2014 and the $21,266 accrued interest related to these notes as of December 31, 2014 were converted into 96,590 units in connection with January 2015 private placement offering which is described in detail in Note #14.

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

The outstanding amount of convertible notes payable to related parties was $624,866 at March 31, 2017 and December 31, 2016. The amount of accrued and unpaid interest was $256,342 at March 31, 2017.

NOTE 10 – SENIOR SECURED NOTES PAYABLE

On February 1, 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with various lenders, including an entity controlled by its then chief executive officer, Jonathan Kahn, and a director, Morris Garfinkle, and issued a note in connection therewith (the “Note”). The principal amount of the loan is $996,000. The Loan accrues interest at a rate per annum equal to the prime rate plus 18.9%. Interest is payable monthly and the principal is payable on the maturity date of the loan, which is 2.5 years from the issuance date. The loan is secured by all of the assets of the Company. The Loan Agreement contains certain covenants regarding financial reporting, limits on the Company’s incurrence of indebtedness, permitted investments, encumbrances, restricted payments, and mergers and acquisitions.

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

NOTE 12 – DERIVATIVE LIABILITIES

Certain of the Company’s convertible preferred stock and warrants have reset provisions to the exercise price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants. This ratchet provision results in a derivative liability in the Company’s financial statements.

The Company’s derivative liabilities increased to $371,421 at March 31, 2017 from $131,043 at December 31, 2016. The loss recognized during the three months ended March 31, 2017 was $240,378 as compared to a gain of $102,776 for the three months ended March 31, 2016.

The assumptions used to value the derivative liabilities in the lattice model for the quarter ended March 31, 2017 included the closing stock price of $.0130 per share, and the projected volatility based on a historical value used of 279% and assuming the probability for an event of default occurring 0% of the time and increasing by 0.0% per month.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2017 and December 31, 2016:

Components of derivative financial instruments
	3/31/2017	12/31/2016

Embedded conversion features for convertible debt or preferred shares	$371,421	$131,043

Total	$371,421	$131,043

Beginning balance	$131,043	$742,833
Change in derivative liability valuation	240,378	(567,139)
Change in derivative liability - settlements	-	(85,877)
Change in derivative liability - warrant issuance	-	41,226

Total	$371,421	$131,043

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

In addition, on each of May 1, 2017 and May 1, 2018, respectively, pursuant to the Kahn Employment Agreement, Mr. Kahn was to receive an additional grant of fully-vested common stock, such additional grants each representing 0.75% of the Company’s shares of common stock on a fully diluted basis as of May 1, 2017 and May 1, 2018, respectively. The Company expensed $23,268 in the year ended December 31, 2016 for the stock compensation grant related to the May 1, 2017 and May 1, 2018 additional grants. The Company will expense a portion of this compensation quarterly until the grants are made at their respective due dates.

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

COMMON STOCK ISSUED FOR SERVICES

There were no shares issued for services during the quarter ended March 31, 2017.

COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS FOR CASH

During the quarters ended March 31, 2017 and March 31, 2016 there were no warrants exercised for cash.

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

NOTE 14 – PREFERRED STOCK

Preferred Stock Issued to Investors

Between December 29 and 31, 2014, the Company as part of a Private Placement Offering (the Offering) in which the Company offered for sale a maximum of 5,000,000 units (gross proceeds of $20,000,000), received cash deposits of $1,010,000 towards the purchase of the equity securities being offered. On January 8, 2015 the Company entered into agreements to sell an aggregate of 260,000 Units to eight (8) accredited investors at a price per unit of $4.00 (the “Units”). Each unit consisted of (i) one (1) share of 12.5% Redeemable Convertible Preferred Stock and (ii) one (1) warrant (the “Initial Warrant”), to acquire 8.64 shares of the company’s common stock, par value $0.00005 per share, at an exercise price of $0.64 per share for aggregate cash proceeds of $1,040,000 pursuant to separate purchase agreements entered into with each investor. As a result 260,000 shares of Preferred Stock and Initial Warrants to acquire 2,225,600 shares of common stock were issued. In addition, the Company agreed to issue to each of the investors in the first round of financing an additional warrant (the “Additional Warrant”) for each Unit acquired. The Additional Warrant entitles the investor in the first round of financing to acquire an additional 3.64 shares of the Company’s common also at the exercise price of $0.64 per share. The Additional Warrants issued in the initial closing of the 260,000 units are exercisable for an aggregate of 946,400 shares of the company’s common stock. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti-dilution and entitled to registration rights.

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

Preferred Dividends Accrued

As of March 31, 2017, the Company had accrued dividends of $715,500.  As of December 31, 2016, the Company had accrued dividends of $628,012.

NOTE 15 – STOCK OPTION PLAN AND WARRANTS

STOCK OPTION PLAN

The Company’s Incentive Compensation Plan (the “Plan”) provides for the issuance of qualified options to all employees and non-qualified options to directors, consultants and other service providers.

A summary of the status of stock options outstanding under the Plan as of March 31, 2017 and December 31, 2016 is as follows:

	3/31/2017		12/31/2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,111,023	$0.53	11,103,275	$0.78
Granted	-	$-	3,020,134	$0.03
Exercised	-	$-	-	$-
Expired and Cancelled	(1,392,715)	$0.66	(4,012,386)	$0.88
Outstanding, end of period	8,718,308	$0.50	10,111,023	$0.53

Exercisable at end of period	8,718,308	$0.50	8,600,956	$0.61

On May 17, 2016, each non-executive member of the Board at that time (Morris Garfinkle, Dan Jeffery and Edward B. Smith III) was granted pursuant to the Plan an option to purchase an aggregate 1,006,711 shares of common stock (the equivalent of $30,000 based on the common stock’s closing price of $0.0298 on the grant date) for a total of 3,020,134 shares of common stock at an exercise price of $0.0298 per share. These stock options vest 25% on date of grant and 25% every 90, 180 and 270 days subsequent to the grant date and expire ten years after the date of the grant. As of March 31, 2017, the unrecognized compensation cost related to all non- vested share- based compensation arrangements granted under the Plan was $0.

During the three months ended March 31, 2017 and March 31, 2016, the Company did not grant any stock options to the employees.

During the three months ended March 31, 2017 and March 31, 2016, there were no stock options exercised either for cash or on a cashless basis.

Stock options outstanding at March 31, 2017 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.01 - $1.50	7,221,774	5.3	$0.26	7,221,774
$1.51 - $3.00	1,496,534	0.8	$1.67	1,496,534
$3.01 - $5.00		-		-
	8,718,308	4.5	$0.50	8,718,308

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

As of March 31, 2017, the Company had no warrants outstanding. The summary of the status of the warrants issued by the Company as of March 31, 2017 and December 31, 2016 are as follows:

AGRITECH WORLDWIDE, INC. (FORMERLY Z TRIM HOLDINGS,INC.)

SUMMARY OF WARRANTS

	3/31/2017		12/31/2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	-	$-	50,957,780	$0.52
Granted	-	$-	6,750,000	$0.64
Exercised	-	$-	(57,707,780)	$0.53
Cashless Exercises	-	$-	-	-
Expired and Cancelled	-	$-	-	$0.00
Outstanding, end of period	-	$-	-	$0.00

Exercisable at end of period	-	$-	-	$0.00

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

On November 4, 2016, the Company issued a warrant to acquire 200,000 shares of the Common Stock, at an exercise price of $0.64 per share to an accredited investor in conjunction with their $100,000 note investment. The Warrants expire on the fifth anniversary of their issuance, may be exercised on a cashless basis, are subject to full ratchet price anti- dilution protection and entitled to registration rights

During the quarter ended March 31, 2017, there were no warrants exercised for cash.

NOTE 16– MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the quarter ended March 31, 2017, the Company’s customers were food manufacturers.  There were three significant customers who accounted for 46%, 9% and 7% of total sales for the three months ended March 31, 2017.  Further, two significant customers accounted for 58%, and 9% of the total accounts receivable at March 31, 2017.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 17 – COMMITMENTS

Building Lease

Until the UCC Sale on April 17, 2017, the Company leased a combined research and development and office facility located in Mundelein, Illinois. The facility is approximately 44,000 square feet.

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

On October 14, 2015 the lease converted to a month to month basis. Until the UCC Sale, monthly rental payments were $17,972, inclusive of property taxes.

For the three months ended March 31, 2017 and 2016, the Company recognized rent expense of $53,916 and $70,168, respectively.

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

In January 2017 Mr. Garfinkle advanced the Company $50,000 and Mr. Kahn advanced the Company $80,000.

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

On February 1, 2017, the Company exercised its option under the Equipment Lease Agreement that it had entered into with Fordham on July 17, 2015 and paid Fordham $360,000 plus additional expenses for purchase of the Equipment that was subject to the Equipment Lease Agreement. In connection with the payment, the Equipment Lease Agreement was terminated, which was a lease for 24 months with monthly lease payments of $15,800. The Company also repaid Mr. Smith $59,230 that he had advanced the Company in 2016.

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

Due to the Company’s ongoing liquidity needs, on March 15, 2017, the Company entered into a promissory note with Mr. Kahn and Mr. Garfinkle as the lenders in the original principal amount of $56,000 (the “Promissory Note”). The Promissory Note accrues interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal is payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the Promissory Note. The principal amount, together with all accrued and unpaid interest thereon, is required to be repaid to the lenders out of the proceeds received from the accounts receivable of the Company collected after March 15, 2017, immediately upon such receipt. The loan under the Promissory Note is secured by all of the assets of the Company pursuant to a Security Agreement and a Patent Security Agreement. The proceeds of the Promissory Note were used by the Company to primarily fund payroll and to pay employee health insurance premiums and a critical vendor of the Company. As a condition to the making of the loan under the Promissory Note, the lenders under a loan agreement entered into by the Company on February 1, 2017 (which lenders included Mr. Kahn and Mr. Garfinkle through GKS Funding), which is the senior secured debt of the Company, were required to enter into a subordination agreement with the Company and Mr. Kahn and Mr. Garfinkle (the “Subordination Agreement”). The Subordination Agreement made the Promissory Note the senior secured debt of the Company. This loan was repaid to the lenders out of proceeds received from the accounts receivable of the Company during the quarter.

On March 24, 2017, Dan Jeffery provided the Company with notice of his resignation from the Company’s Board of Directors (the “Board”), effective immediately. Mr. Jeffery’s resignation from the Board was not the result of any dispute or disagreement with the Company. Mr. Jeffery has served on the Board since 2015.

Due to the ongoing liquidity needs of the Company, on March 28, 2017, the Company entered into a promissory note with Mr. Garfinkle as the lender in the original principal amount of $35,000 (the “Promissory Note”). The Promissory Note accrues interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal is payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the Promissory Note. The principal amount, together with all accrued and unpaid interest thereon, is required to be repaid to the lenders out of the proceeds received from the accounts receivable of the Company collected after March 28, 2017, immediately upon such receipt. The loan under the Promissory Note is secured by all of the assets of the Company pursuant to a Security Agreement and a Patent Security Agreement. The proceeds of the Promissory Note were used by the Company to primarily fund payroll and to pay certain critical vendors of the Company. As a condition to the making of the loan under the Promissory Note, the lenders under a loan agreement entered into by the Company on February 1, 2017 (which lenders included Mr. Kahn and Mr. Garfinkle through GKS Funding), which is the senior secured debt of the Company, were required to enter into a subordination agreement with the Company and Mr. Kahn and Mr. Garfinkle (the “Subordination Agreement”). The Subordination Agreement made the Promissory Note the senior secured debt of the Company. $4,798 of this loan was repaid to the lender out of proceeds received from the accounts receivable of the Company during the quarter.

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

As a result of the foregoing, and after considering all options, the Board of Directors of the Company determined that the Company would not have sufficient funds to cure the Existing Default on or before April 15, 2017. In addition, given the inability to raise additional capital to fund ongoing operations, the Company also determined that it would be unable continue to operate as a going concern. Thus, the Company determined that it was in the best interests of all constituents and the Company to cooperate with GKS Funding and its exercise of remedies.

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

On April 5, 2017, the Company and GKS Funding entered into a letter agreement (the “Letter Agreement”), pursuant to which (i) the Company informed GKS Funding that the Company has determined (1) it will not have sufficient funds to cure the interest payment default that occurred on March 31, 2017, under the Loan Agreement and the Note as previously described in Amendment No. 2 and (2) it cannot continue to operate as a going concern and (ii) the Company and GKS Funding agreed as follows:

(1) The Company waived the cure period with respect to the Existing Default (as defined in the Letter Agreement). As a result, the Company agreed, immediately upon execution of the Letter Agreement, the Existing Default became an Event of Default (as defined in the Loan Agreement) (with, for avoidance of doubt, no further right to cure or grace period), and GKS Funding shall had the right to exercise its remedies under the Loan Agreement and applicable law with respect to such Event of Default, including, without limitation, by scheduling and conducting a UCC sale of all of the Collateral (as defined in the Loan Agreement) on or about April 17, 2017 (the “UCC Sale”).

(2) GKS Funding agreed to fund loans to the Company up to the date of the UCC Sale to permit the Company to pay the Budgeted Expenses (as defined in the Letter Agreement) as and when due and payable in accordance with Exhibit A to the Letter Agreement, pursuant to documentation in form and substance acceptable to GKS Funding and Company (the “New Loans”). The New Loans: (a) were secured by a first priority security interest in all of the real and personal assets, property, fixtures, rights and interests of the Company, whether now existing or owned and hereafter arising or acquired and wherever located; (b) had priority in payment over the Loans (as defined in the Loan Agreement) made by GKS Funding pursuant to the Loan Agreement; and (c) were to be repaid, before any other payments are made by the Company, out of the first cash proceeds of the Collateral received by the Company.

(3) The Company consented to fully cooperate with GKS Funding in connection with, the UCC Sale and the disposition of the Collateral in connection therewith, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

GKS Funding intended to try to acquire all of the Collateral at the UCC Sale. GKS Funding also intended to credit bid the amounts due under the Loan Agreement and the Note at the UCC Sale. The effects of the contemplated transaction have not been reflected in the financial statements.

The New Loans will be evidenced by a promissory note (the “New Note”). The New Note accrued interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal was payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the New Note. The principal amount, together with all accrued and unpaid interest thereon, was required to be repaid to GKS Funding out of the proceeds received from the accounts receivable of the Company collected after April 7, 2017, immediately upon such receipt. The New Note will be secured by all of the assets of the Company pursuant to a Security Agreement and a Patent Security Agreement.

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

All additional New Loans made to the Company by GKS Funding after April 7, 2017, pursuant to the Letter Agreement were made on the same terms and conditions as set forth in the New Note, the Security Agreement, the Patent Security Agreement and the New Subordination Agreement.

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

On April 14, 2017, Edward B. Smith, III was appointed interim Chief Executive Officer and interim Chief Financial Officer.

On April 17, 2017, (i) the UCC Sale was conducted by GKS Funding and (ii) at the UCC Sale, GKS Funding credit bid $996,000 of its claims under the Loan Agreement to purchase all of the collateral. There were no other bids for any of the collateral. Following conclusion of the UCC Sale, GKS Funding assigned its right to acquire the Collateral to AgriFiber Solutions LLC, a Delaware limited liability company (“AgriFiber”). Mr. Kahn and Mr. Garfinkle are (i) control persons of AgriFiber and (ii) along with others, are equity owners of AgriFiber.

NOTE 20 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2017.

NOTE 21 – SUBSEQUENT EVENTS

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

As a result of the foregoing, and after considering all options, the Board of Directors of the Company determined that the Company would not have sufficient funds to cure the Existing Default on or before April 15, 2017. In addition, given the inability to raise additional capital to fund ongoing operations, the Company also determined that it would be unable continue to operate as a going concern. Thus, the Company determined that it was in the best interests of all constituents and the Company to cooperate with GKS Funding and its exercise of remedies.

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

On April 5, 2017, the Company and GKS Funding entered into a letter agreement (the “Letter Agreement”), pursuant to which (i) the Company informed GKS Funding that the Company has determined (1) it will not have sufficient funds to cure the interest payment default that occurred on March 31, 2017, under the Loan Agreement and the Note as previously described in Amendment No. 2 and (2) it cannot continue to operate as a going concern and (ii) the Company and GKS Funding agreed as follows:

(1) The Company waived the cure period with respect to the Existing Default (as defined in the Letter Agreement). As a result, the Company agreed, immediately upon execution of the Letter Agreement, the Existing Default became an Event of Default (as defined in the Loan Agreement) (with, for avoidance of doubt, no further right to cure or grace period), and GKS Funding had the right to exercise its remedies under the Loan Agreement and applicable law with respect to such Event of Default, including, without limitation, by scheduling and conducting a UCC sale of all of the Collateral (as defined in the Loan Agreement) on or about April 17, 2017 (the “UCC Sale”).

(2) GKS Funding agreed to fund loans to the Company up to the date of the UCC Sale to permit the Company to pay the Budgeted Expenses (as defined in the Letter Agreement) as and when due and payable in accordance with Exhibit A to the Letter Agreement, pursuant to documentation in form and substance acceptable to GKS Funding and Company (the “New Loans”). The New Loans: (a) were secured by a first priority security interest in all of the real and personal assets, property, fixtures, rights and interests of the Company, whether now existing or owned and hereafter arising or acquired and wherever located; (b) had priority in payment over the Loans (as defined in the Loan Agreement) made by GKS Funding pursuant to the Loan Agreement; and (c) were to be repaid, before any other payments are made by the Company, out of the first cash proceeds of the Collateral received by the Company.

(3) The Company consented to fully cooperate with GKS Funding in connection with, the UCC Sale and the disposition of the Collateral in connection therewith, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

The New Loans were evidenced by a promissory note (the “New Note”). The New Note accrued interest at a rate per annum equal to 5%. Accrued and unpaid interest on the outstanding principal was payable monthly in arrears on the last business day of each month in which any amount remains outstanding under the New Note. The principal amount, together with all accrued and unpaid interest thereon, was required to be repaid to GKS Funding out of the proceeds received from the accounts receivable of the Company collected after April 7, 2017, immediately upon such receipt. The New Note was secured by all of the assets of the Company pursuant to a Security Agreement and a Patent Security Agreement.

The proceeds of the $60,000 New Loans that were be made on April 7, 2017, were used by the Company to pay critical vendors of the Company and for the Company to fund payroll.

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

All additional New Loans made to the Company by GKS Funding after April 7, 2017, pursuant to the Letter Agreement were made on the same terms and conditions as set forth in the New Note, the Security Agreement, the Patent Security Agreement and the New Subordination Agreement.

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

On April 14, 2017, Edward B. Smith, III was appointed interim Chief Executive Officer and interim Chief Financial Officer.

On April 17, 2017, (i) the UCC Sale was conducted by GKS Funding and (ii) at the UCC Sale, GKS Funding credit bid $996,000 of its claims under the Loan Agreement to purchase all of the collateral. There were no other bids for any of the collateral. Following conclusion of the UCC Sale, GKS Funding assigned its right to acquire the Collateral to AgriFiber Solutions LLC, a Delaware limited liability company (“AgriFiber”). Mr. Kahn and Mr. Garfinkle are (i) control persons of AgriFiber and (ii) along with others, are equity owners of AgriFiber.

 As of April 18, 2017, the Company had total net assets of $0 and total liabilities of $6.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Information and Results of Operations

Cautionary Statement Regarding Forward Looking Information

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1, Note 1. “Nature of Business,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions.

These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Agritech” refer to Agritech Worldwide, Inc. We currently have no operating subsidiaries.

Overview

On April 17, 2017, GKS Funding acquired all of our assets in a UCC Sale conducted by GKS Funding when credit bid $996,000 of its claims under that certain Loan and Security Agreement, dated as of February 1, 2017 (as amended and in effect from time to time, the “Loan Agreement”), between us, the Lenders party thereto and GKS Funding and foreclosed on the collateral.

April 5, 2017, we and GKS Funding LLC, as administrative agent under the Loan Agreement (as defined below) (“GKS Funding”) entered into a Cooperation Agreement (the “Cooperation Agreement”) in connection with a loan (the “Loan”) made to us pursuant to the Loan Agreement. As of the date of the Cooperation Agreement, the outstanding balance of our obligations under the Loan Agreement was approximately $1,011,800, plus accrued and accruing legal fees and expenses. Over the past several months, we have experienced significant operating losses and have been unable to raise additional capital in order to pay the expenses necessary to continue to operate its business. For the same reason, we were unable to pay interest on the Loan on March 31, 2017 (the “Existing Default”). As a result of the foregoing, and after considering all options, our Board of Directors determined that we would not have sufficient funds to cure the Existing Default on or before April 15, 2017. In addition, given our inability to raise additional capital to fund ongoing operations, we also determined that we would be unable to continue to operate as a going concern. Thus, we determined that it was in the best interests of all constituents that we cooperate with GKS Funding and its exercise of remedies.

Pursuant to the Cooperation Agreement, we and GKS Funding agreed as follows: (i) we waived the 15-day cure period with respect to the Existing Default immediately upon execution of the Cooperation Letter and GKS Funding has the right to exercise its remedies under the Loan Agreement and applicable law with respect to such event of default, including, without limitation, by scheduling and conducting a sale of all of the collateral under the Loan Agreement on or about April 17, 2017 (the “UCC Sale”); (ii) GKS Funding agreed to fund loans to us up to the date of the UCC Sale to permit us to pay the Budgeted Expenses (as defined in the Cooperation Agreement) as and when due with this new loan, which was (a) secured by a first priority security interest in all of our real and personal assets, property, fixtures, rights and interests, (b) had priority in payment over the Loan made pursuant to the Loan Agreement; and (c) was to be repaid, before any other payments are made by us, out of the first cash proceeds of the collateral received by us; and (iii) we consented to fully cooperate with GKS Funding in connection with the UCC Sale, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

In light of the foregoing, we are no longer engaged in the agricultural technology business. At this point, the Board is reevaluating its business plan and strategy and has not made any determination as to whether or not it will seek to engage in a new line of business.

During the past year and current quarter, our sole operations were as an agricultural technology company. The products and processes that we owned and were foreclosed upon by GKS Funding convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. Our primary focus and the source of substantially all of our revenue during the past several years has been from the sale of our all-natural products, Z Trim®, to the food industry. Our business involved the sale of a line of all-natural products to the food industry designed to help manufacturers reduce their costs, improve the quality of finished goods, and solve many production problems.

During the quarter ended March 31, 2017, our core product portfolio was comprised of multifunctional food ingredients that included Corn Z Trim® (both GMO and non-GMO) and Oat Z Trim®.

Going Concern

We incurred a net loss of $844,301 for the three months ended March 31, 2017, and had an accumulated deficit of $160,429,292.  As of March 31, 2017, we had cash in the amount of $15,856 and total liabilities in the amount of $7,909,760. We also had a working capital deficit of $7,632,971 as of March 31, 2017. Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. Inasmuch as we are still evaluating our future strategy, it is difficult for us to estimate our future operating needs.   As of the date of our most recent audit, for the fiscal year ended December 31, 2016, we had not generated sufficient revenues to meet our cash flow needs or to service sour outstanding debt.  We currently are not engaged in any operations and have no source of revenue. Our current cash balance is insufficient to satisfy our existing debt obligations or to allow us to continue to incur the expenses associated with remaining a public company.. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.   We cannot assure you that we will be able to establish new business operations that will generate sufficient funds to support our continued operations as a public company especially since our continued operations have not yet been determined.  If we cannot continue as a going concern, and cannot successfully revise our business plan we will need to cease operations, which will reduce or completely eliminate the value of your investment.

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

Current Trends and Recent Developments Affecting the Company

During the three months ended March 31, 2017, our revenue was derived from the sale of products and processes that convert generally available agricultural by-products into multi-functional all-natural ingredients that can be used in food manufacturing and other industries. As of April 17, 2017, we are no longer in the same line of business. The results of operations set forth below will not be meaningful in evaluating our company’s future operations since we will not remain in our current line of business after the foreclosure.

Sales and Manufacturing

Revenues for the first quarter of 2017 increased approximately 50% as compared to revenues for the first quarter of 2016 due price increases and a change in the ordering pattern of several customers that shifted orders from the first to the second quarter of last year.

Results of Operations

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenues

Revenue for the three months ended March 31, 2017 was $402,962, as compared to revenue of $269,018 for the three months ended March 31, 2016, an increase of 50%.  Our revenue for the three months ended March 31, 2017 and 2016 was entirely attributable to product sales.   The increase in sales in the current year’s period was due to price increases and customers that shifted orders from the second to the first quarter last year.

Cost of Revenues

Cost of revenues for products sold for the three months ended March 31, 2017 and 2016 was $487,565 and $499,694, respectively, a decrease of 2.4%.  The decrease in costs of goods sold in the current year’s period was attributable to production efficiencies.

Gross Margin (Loss)

Gross loss for the three months ended March 31, 2017 was $84,603, compared to a gross loss of $230,676, for the three months ended March 31, 2016.  Gross loss reflects a number of factors that can vary from period to period, including those described above.

Selling, General and Administrative Expenses

Operating expenses for the three months ended March 31, 2017 were $372,604 a decrease of $62,422 over the comparable period ended March 31, 2016 of $435,026.  The decrease was primarily due to a decrease in salaries and stock based compensation.

The components of selling, general and administrative expenses for the quarters ended March 31, 2017 and 2016 respectively are as follows:

	3/31/2017	3/31/2016
Stock based compensation expenses	$23,165	$52,612
Salary expenses	82,488	154,381
Professional fees	84,000	108,754
Directors fees	-	-
Consultant Fees	-	-
Other	182,951	119,279

	$372,604	$435,026

The decrease in salary and employee benefits to $82,488 for the three months ended March 31, 2017 from $154,381 for the three months ended March 31, 2016 is attributable to fewer employees.  Stock based compensation decreased by $29,447 in 2017 as compared to 2016 because there were no additional grants and smaller accruals.

Operating Loss

The operating loss for the three months ended March 31, 2017 decreased to $457,207 compared to a loss of $665,702 for the three months ended March 31, 2016 due to the reasons described above.

Other Income (Expenses)

Other expenses for the three months ended March 31, 2017 was $387,094 as compared to other income of $9,465 for the three months ended March 31, 2016. The change was primarily due to increased interest expenses and a charge related to the change in fair value of derivatives.

Net Loss

As a result of the above, for the three months ended March 31, 2017, we reported a net loss of $844,301 as compared to a net loss of $656,237 for the three months ended March 31, 2016.

Basic and Diluted Net Loss per Share

The basic and diluted net loss per share for the three months ended March 31, 2017 was $0.01 as compared to the basic and diluted net loss per share of $0.01 for the three months ended March 31, 2016.  The per share results were impacted by the decrease in the Operating Loss and Other Expenses as discussed above.

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $15,856, a decrease from a balance of $20,773 at December 31, 2016.  At March 31, 2017, we had working capital deficit of $7,588,775 as compared to working capital deficit of $6,614,632 as of December 31, 2016.  The decrease in working capital primarily resulted from the decreases in cash, and increased borrowings. As of May 16, 2017, we had a cash balance of $0.

Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities. We continue to explore new lines of business and additional equity and debt funding to support any such new lines of business; however, there can be no assurance that we will be successful in finding a new line of business or raising all of the additional funding that we require ot successfully operate such new line of business or that such amount will be sufficient for our needs.  As of the date of our most recent audit, for the fiscal year ended December 31, 2016, we had not generated sufficient revenues to meet our cash flow needs or to service our outstanding debt.  Our current cash on hand is insufficient for us to be able to maintain our operations as a public company at the current level beyond May 2017. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and currently have no operations from which to generate revenue.  We cannot assure you that we will be able to find an alternative business to operate or obtain sufficient funds to support any new business that we enter into.  If we cannot continue as a going concern, the value of our security holders’ investment will be eliminated.

Certain of our Preferred Shares and warrants have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such preferred stock and warrants. These reset provisions result in a derivative liability in our financial statements.  Our derivative liabilities decreased to $371,421 at March 31, 2017 from $651,955 at March 31, 2016.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The following discussion focuses on information in more detail on the main elements of the $4,917 net decrease in cash during the three months ended March 31, 2017 included in the accompanying Statements of Cash Flows. The table below sets forth a summary of the sources and uses of cash for the three month periods ended March 31:

	3/31/2017	3/31/2016
Cash used in operating activities	$(681,481)	$(633,065)
Cash used in investing activities	(31,140)	-
Cash provided by financing activities	707,704	350,000

Decrease in cash	$(4,917)	$(283,065)

Cash used in operating activities was $681,481 during the three month period ended March 31, 2017, compared to $633,065 in the three month period ended March 31, 2016.  Net losses of $844,301 and $656,237 for the three months ended March 31, 2017 and 2016, respectively, were the primary reasons for our negative operating cash flow in both periods.

Cash used in investing activities was $31,140 during the three month period ended March 31, 2017. No cash was provided by or used in investing activities during the three month period ended March 31, 2016.

Cash provided by financing activities was $707,704 in the three month period ended March 31, 2017, compared to $350,000 during the three month period ended March 31, 2016.  Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities and the cash conversion of warrants into equity. During the three months ended March 31, 2017 we raised $100,972 from net advances and $996,000 from senior secured notes. During the three months ended March 31, 2016, we raised $350,000 from the issuance of short term non-convertible notes.

Commitments/Contingencies:

As previously stated, we were unable to pay the interest under the Loan Agreement and GKS Funding has exercised its remedies under the Loan Agreement and applicable law and acquired all of the collateral under the Loan Agreement on or about April 17, 2017. On April 17, 2017, (i) the UCC Sale was conducted by GKS Funding and (ii) at the UCC Sale, GKS Funding credit bid $996,000 of its claims under the Loan Agreement to purchase all of the collateral. There were no other bids for any of the collateral. Following conclusion of the UCC Sale, GKS Funding assigned its right to acquire the Collateral to AgriFiber Solutions LLC, a Delaware limited liability company (“AgriFiber”). Mr. Kahn and Mr. Garfinkle are (i) control persons of AgriFiber and (ii) along with others, are equity owners of AgriFiber.

As of March 31, 2017, we had outstanding non-convertible notes in the aggregate principal amount of $1,257,000 due to related parties that mature within one year and no revenue source from which to make payments.

We also have non-convertible notes in the aggregate principal amount of $1,850,000 payable to unrelated parties that mature within one year and no revenue source from which to make payments.

In addition, we have outstanding convertible notes payable to related parties in the principal amount of $624,866 at March 31, 2017.

The amount of accrued and unpaid interest was $752,686 on the same date.

Capital Expenditures. At March 31, 2017, we have no material commitments for capital expenditures.

Lease commitments. Until the UCC sale, we leased a combined manufacturing, research and development and office facility located in Mundelein, Illinois.  The lease was on a month to month basis.  Monthly rental payments were $17,972, inclusive of property taxes.

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s interim Chief Executive Officer, who also serves as the Company’s interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s interim Chief Executive Officer who is also the interim Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our interim Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based primarily on the material weaknesses in internal control over financial reporting that were identified and disclosed previously, where management identified material weaknesses consisting of ineffective controls over (i) the control environment, (ii) financial statement disclosure; and (iii) financial reporting, and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Other than the resignation of our Principal Executive Officer who also served as our Principal Financial Officer, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation of Material Weaknesses

As discussed above, as of March 31, 2017, we identified material weaknesses in our internal control over financial reporting primarily due to us not having developed accounting policies and procedures and effectively communicating the same to our employees. Management plans to address these weaknesses based on future business plans if it is able to generate revenue to retain additional employees.

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

Item 1A.	Risk Factors

Not required as we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

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

Pursuant to the Cooperation Agreement, the Company and GKS Funding agreed as follows: (i) the Company waived the 15-day cure period with respect to the Existing Default immediately upon execution of the Cooperation Letter and GKS Funding has the right to exercise its remedies under the Loan Agreement and applicable law with respect to such event of default, including, without limitation, by scheduling and conducting a sale of all of the collateral under the Loan Agreement on or about April 17, 2017 (the “UCC Sale”); (ii) GKS Funding agreed to fund loans to the Company up to the date of the UCC Sale to permit the Company to pay the Budgeted Expenses (as defined in the Cooperation Agreement) as and when due with this new loan, which was (a) secured by a first priority security interest in all of the real and personal assets, property, fixtures, rights and interests of the Company, (b) had priority in payment over the Loan made pursuant to the Loan Agreement; and (c) was to be repaid, before any other payments are made by the Company, out of the first cash proceeds of the collateral received by the Company; and (iii) the Company consented to fully cooperate with GKS Funding in connection with the UCC Sale, as well as the exercise by GKS Funding of any of its other right and remedies in connection therewith.

On April 17, 2017, (i) the UCC Sale was conducted by GKS Funding and (ii) at the UCC Sale, GKS Funding credit bid $996,000 of its claims under the Loan Agreement to purchase all of the collateral. There were no other bids for any of the collateral. Following conclusion of the UCC Sale, GKS Funding assigned its right to acquire the Collateral to AgriFiber Solutions LLC, a Delaware limited liability company (“AgriFiber”). Mr. Kahn and Mr. Garfinkle are (i) control persons of AgriFiber and (ii) along with others, are equity owners of AgriFiber.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

AGRITECH WORLDWIDE, INC.

Form 10-Q for Quarter Ended March 31, 2017

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

AGRITECH WORLWIDE, INC.
(Registrant)

Date: May 22, 2017	/s/ Edward B. Smith, III
Edward B. Smith, III
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

